Form 10-Q
period 2017-06-30
Ovid Therapeutics Inc.
filed 2017-08-10
CIK 1636651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 10, 2017, the registrant had 24,601,936 shares of common stock, $0.001 par value per share, outstanding.

i

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

You should not rely upon forward-looking statements as predictions of future events.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we are under no duty to update or revise any of the forward-looking statements, whether because of new information, future events or otherwise, after the date of this report.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

OVID THERAPEUTICS INC.

Condensed Balance Sheets (unaudited)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$106,115,648	$51,939,661
Prepaid and other current assets	1,195,669	221,507
Due from related parties	-	7,369
Deferred transaction costs	-	242,673
Total current assets	107,311,317	52,411,210

Security deposit	430,275	407,785
Property, plant and equipment, net	49,798	43,591
Other assets	215,748	165,301
Total assets	$108,007,138	$53,027,887

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,571,534	$857,169
Accrued expenses	3,493,493	2,876,243
Total current liabilities	7,065,027	3,733,412

Stockholders' Equity:
Common stock, $0.001 par value; 125,000,000 and 58,000,000 shares authorized at June 30, 2017 and December 31, 2016, respectively, 24,601,936 and 9,838,590 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	24,602	9,839
Preferred Series A - zero and 5,121,453 shares authorized at June 30, 2017 and December 31, 2016, respectively zero and 2,382,069 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	-	2,382
Preferred Series B - zero and 12,038,506 shares authorized at June 30, 2017 and December 31, 2016, respectively zero and 5,599,282 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	-	5,599
Additional paid-in-capital	181,314,312	85,186,269
Accumulated deficit	(80,396,803)	(35,909,614)
Total stockholders' equity	100,942,111	49,294,475
Total liabilities and stockholders' equity	$108,007,138	$53,027,887

See accompanying notes to these unaudited condensed financial statements

OVID THERAPEUTICS INC.

Condensed Statements of Operations and Comprehensive Loss (unaudited)

	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$6,074,927	$1,770,202	$37,359,355	$2,896,804
General and administrative	4,213,173	3,646,731	7,191,039	6,234,624
Total operating expenses	10,288,100	5,416,933	44,550,394	9,131,428
Loss from operations	(10,288,100)	(5,416,933)	(44,550,394)	(9,131,428)
Interest income	39,721	31,307	63,205	63,636
Net loss and comprehensive loss	$(10,248,379)	$(5,385,626)	$(44,487,189)	$(9,067,792)
Net loss attributable to common stockholders	$(10,248,379)	$(5,385,626)	$(44,487,189)	$(9,067,792)
Net loss per share attributable to common stockholders, basic and diluted	$(0.57)	$(0.55)	$(3.18)	$(0.92)
Weighted-average common shares outstanding basic and diluted	18,112,554	9,838,590	13,998,428	9,838,590

See accompanying notes to these unaudited condensed financial statements

OVID THERAPEUTICS INC.

Condensed Statement of Changes in Stockholders’ Equity (unaudited)

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Series B-1 Preferred Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2016	9,838,590	$9,839	2,382,069	$2,382	5,599,282	$5,599	-	$-	$85,186,269	$(35,909,614)	$49,294,475
Issuance of Series B-1 Preferred Stock	-	-	-	-	-	-	1,781,996	1,782	25,859,446	-	25,861,228
Proceeds from Initial Public Offering, net of underwriting costs and commissions	5,000,000	5,000	-	-	-	-	-	-	69,745,000	-	69,750,000
Deferred offering costs reclassified to additional paid-in capital	-	-	-	-	-	-	-	-	(3,087,481)	-	(3,087,481)
Conversion of preferred stock into common stock	9,763,346	9,763	(2,382,069)	(2,382)	(5,599,282)	(5,599)	(1,781,996)	(1,782)	(464)	-	(464)
Stock-based compensation expense	-	-	-	-	-	-	-	-	3,611,542	-	3,611,542
Net loss	-	-	-	-	-	-	-	-	-	(44,487,189)	(44,487,189)
Balance, June 30, 2017	24,601,936	$24,602	-	$-	-	$-	-	$-	$181,314,312	$(80,396,803)	$100,942,111

See accompanying notes to these unaudited condensed financial statements

OVID THERAPEUTICS INC.

Condensed Statements of Cash Flows (unaudited)

	Six Months Ended June 30,	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(44,487,189)	$(9,067,792)
Adjustments to reconcile net loss to cash used in operating activities:
Noncash research and development expense	25,861,228	-
Stock-based compensation expenses	3,611,542	1,497,726
Depreciation and amortization	37,555	14,569
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(834,314)	(673,195)
Deferred transaction costs	(496,657)	(21,103)
Security deposit	(22,490)	(7,500)
Accounts payable	2,564,072	298,898
Accrued expenses	616,785	422,973
Due from/ to related parties	7,369	57,816
Deferred rent	-	23,675
Net cash used in operating activities	(13,142,099)	(7,453,933)

Cash flows from investing activities:
Purchase of property and equipment	(21,998)	(21,950)
Software development and other assets	(61,766)	(13,500)
Net cash used in investing activities	(83,764)	(35,450)

Cash flows from financing activities:
Proceeds from initial public offering, net of offering expenses	67,401,850	-
Net cash provided by financing activities	67,401,850	-

Net increase (decrease) in cash and cash equivalents	54,175,987	(7,489,383)
Cash and cash equivalents, at beginning of period	51,939,661	69,944,292
Cash and cash equivalents, at end of period	$106,115,648	$62,454,909

See accompanying notes to these unaudited condensed financial statements

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

Since its inception, the Company has devoted substantially all of its efforts to business development, research and development, recruiting management and technical staff, raising capital, and has financed its operations through issuance of convertible preferred stock (“Preferred Stock”), common stock and other equity instruments. The Company has not generated any revenue. The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, and ability to secure additional capital to fund operations.

On May 10, 2017, the Company completed its initial public offering (“IPO”) of 5,000,000 shares of the Company's common stock at a public offering price of $15.00 per share. The gross proceeds from the IPO were $75.0 million and the net proceeds were $66.7 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.  At the time of the IPO the Series A Preferred Stock, the Series B Preferred Stock, and the Series B-1 Preferred Stock were converted into common stock (see Note 6).

The Company has incurred operating losses since inception and had an accumulated deficit of $80.4 million as of June 30, 2017. The Company expects to continue to incur net losses for at least the next several years and is highly dependent on its ability to find additional sources of funding in the form of debt or equity financing to fund its operations. Management believes that the Company’s existing cash and cash equivalents as of June 30, 2017, will be sufficient to fund its current operating plans through at least the next 12 months. Management expects that future sources of funding may include new or expanded partnering arrangements and sales of equity or debt securities. Adequate additional funding may not be available to the Company on acceptable terms or at all. The failure to raise capital as and when needed could have a negative impact on the Company’s financial condition and ability to pursue business strategies. The Company may be required to delay, reduce the scope of or eliminate research and development programs, or obtain funds through arrangements with collaborators or others that may require the Company to relinquish rights to certain drug candidates that the Company might otherwise seek to develop or commercialize independently.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Prospectus that forms a part of the Company’s Registration Statement on Form S-1 (File No. 333-217245), which was filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424 on May 5, 2017 (the “Prospectus”). There have been no material changes to the significant accounting policies during the period ended June 30, 2017, except for those listed below.

(A) Unaudited Interim Condensed Financial Statements

The interim condensed balance sheet at June 30, 2017, and the condensed statements of operations and comprehensive loss for the three and six months ended June 30, 2017 and 2016, changes in stockholder’s equity for the six months ended June 30, 2017, and cash flows for the six months ended June 30, 2017 and 2016 are unaudited. The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), and following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of its financial information. The results of operations for the three and six months ended June 30, 2017 and 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other future annual or interim period. The balance sheet as of December 31, 2016 included herein was derived from the audited financial statements as of that date. These interim condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2016.

(B) Reverse Stock Split

In connection with the IPO, the Board of Directors and the stockholders of the Company approved a one-for-2.15 reverse stock split of the Company’s issued and outstanding common stock and preferred stock. The reverse stock split became effective on May 1, 2017. All share and per share amounts in the financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split.

(C) Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ materially from those estimates.

(D) Collaboration Arrangement

License and Collaboration Agreement with Takeda Pharmaceutical Company Limited

The Company accounts for the license and collaboration agreement with Takeda Pharmaceutical Company Limited (“Takeda”) in accordance with Accounting Standard Codification (“ASC”) 808 – “Collaborative Arrangements.” As Ovid and Takeda are sharing 50/50 in the drug development and throughout the life of this compound, the Company records 50% of the net expenses of the development costs in research and development.  When Ovid incurs the majority of the costs and Takeda transfers a payment to Ovid to equalize the costs, Ovid records the participation by Takeda as a reduction of its research and development expenses, as the parties under the collaboration are sharing in the costs and the payment represents reimbursement of costs by Takeda. When Takeda incurs the majority of the costs and Ovid transfers a payment to Takeda (to equalize the costs), Ovid records the participation in Takeda’s expenses as research and development costs in its statement of operations, as Ovid and Takeda are sharing in the research and development activities and this participation represents Ovid’s share of the research and development costs in the specific period.

(E) Recent Accounting Pronouncements

Recent accounting standards which have been adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 simplifies various aspects of the accounting for share-based payments. The simplifications include: (a) recording all tax effects associated with stock-based compensation through the income statement, as opposed to recording certain amounts in other paid-in capital, which eliminates the complications of tracking a “windfall pool,” but will increase the volatility  of income tax expense; (b) allowing entities to withhold shares to satisfy the employer’s statutory tax withholding requirement up to the highest marginal tax rate applicable to employees rather than the employer’s minimum statutory rate, without requiring liability classification for the award; (c) modifying the requirement to estimate the number of awards that will ultimately vest by providing an accounting policy election to either estimate the number of forfeitures or recognize forfeitures as they occur; and (d) changing certain presentation requirements in the statement of cash flows, including removing the requirement to present excess tax benefits as an inflow from financing activities and an outflow from operating activities, and requiring the cash paid to taxing authorities arising from withheld shares to be classified as a financing activity.  ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period.

The Company early adopted ASU 2016-09 as of September 30, 2016 on a retroactive basis to the beginning of the period. In connection with the early adoption, the Company elected an accounting policy to record forfeitures as they occur. There was no financial statement impact upon adoption for the above accounting policy election.  In addition, there was no financial statement impact of adopting ASU 2016-09 provisions regarding recognition of tax effects associated with stock-based compensation as the Company is in a net operating loss (“NOL”) position with a full valuation allowance. Also, for the period from inception through December 31, 2016, the Company did not record an income statement benefit for excess tax benefits as there were no exercises of options during the period.

New accounting standards which have not yet been adopted

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This new standard clarifies when to account for a change to the terms or conditions of share-based payment award as a modification. Under the new guidance, modification accounting is required unless the fair value, the vesting conditions, or the classification of the award remain the same as the original award. ASU 2017-09 is effective for public companies for fiscal years beginning on or after December 15, 2017.  The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires, among others, that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. ASU 2017-01 is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new standard clarifies certain aspects of the statement of cash flows, including the classification of debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees and beneficial interests in securitization transactions. The new standard also clarifies that an entity should determine each separately identifiable source or use within the cash receipts and cash payments on the basis of the nature of the underlying cash flows. In situations in which cash receipts and payments have aspects of more than one class of cash flows and cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows for the item. ASU 2016-15 is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on the Company’s statements of cash flows upon adoption.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 was issued to increase transparency and comparability among entities by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about lease arrangements. ASU 2016-02 is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of adopting ASU 2016-02 on the Company's results of operations and financial position.

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

On August 26, 2016, the Company entered into a Master Services Agreement (“MSA”) with a clinical research organization replacing the above mentioned SUA. In connection with the execution of the MSA, the Company provided an upfront retainer of $355,435. This retainer has been reflected within security deposits on the balance sheet. During the six months ended June 30, 2017, the Company has expensed approximately $2,144,541 related to both the MSA and the SUA.

In the normal course of business, the Company enters into various firm purchase commitments related to certain preclinical studies and clinical trials. As of June 30, 2017, the noncancellable commitments totaled approximately $420,000 of which $82,558 has been paid as of June 30, 2017, and the balance is expected to be paid within the next fiscal year.

NOTE 4 – PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

Property and equipment is summarized as follows:

	June 30,	December 31,
	2017	2016
Furniture and equipment	$85,781	$63,783
Less accumulated depreciation	(35,983)	(20,192)
Total property, plant and equipment, net	$49,798	$43,591

Depreciation expense was $11,984 and $7,053 for the six months ended June 30, 2017 and 2016, respectively.  Depreciation expense was $6,655 and $3,993 for the three months ended June 30, 2017 and 2016, respectively.

Intangible assets, net of accumulated amortization, were $131,100 and $110,073 as of June 30, 2017 and December 31, 2016, respectively, and are included in other assets. Amortization expense was $25,571 and $7,513 for the six months ended June 30, 2017 and 2016, respectively. Amortization expense was $12,437 and $4,680 for the three months ended June 30, 2017 and 2016, respectively.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	December 31,
	2017	2016
Collaboration agreement accrual	$1,242,042	$-
Payroll and bonus accrual	866,887	1,324,649
Professional fees accrual	697,329	874,525
Clinical trials accrual	562,915	409,804
Other	124,320	267,265
Total	$3,493,493	$2,876,243

NOTE 6 – STOCKHOLDERS’ EQUITY AND PREFERRED STOCK

The Company’s capital structure consists of common stock and preferred stock with certain rights and privileges summarized below.

The Company was initially authorized to issue 1,000 shares of common stock at $0.001 par value per share. The eighth amendment to the Company’s certificate of incorporation was made on January 6, 2017 to increase the authorized shares of common stock available for issuance to 62,000,000 at $0.001 par value, and shares of Preferred Stock to 20,991,252.

On May 10, 2017, the Company filed an amended and restated certificate of incorporation with the Secretary of the State of Delaware, which was approved by the Company’s Board of Directors and stockholders on April 12, 2017 and April 24, 2017, respectively, and which went effective immediately after the closing of the Company’s IPO on May 10, 2017.  Pursuant to the amended and restated certificate of incorporation, the Company is authorized to issue 125,000,000 shares of common stock and 10,000,000 shares of preferred stock.  Upon completion of its IPO, on May 10, 2017, the Company issued 5,000,000 shares of its common stock, and 2,382,069 shares of Series A Preferred Stock, 5,599,282 shares of Series B Preferred Stock and 1,781,996 shares Series B-1 Preferred Stock were converted into 9,763,346 shares of common stock.

NOTE 7 – STOCK-BASED COMPENSATION

On August 29, 2014, the Company’s Board of Directors adopted and approved the 2014 Equity Incentive Plan (the “2014 Plan”), which authorized the Company to grant shares of common stock in the form of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock and restricted stock units. The types of stock-based awards, including share purchase rights amount, terms, and exercisability provisions of grants are determined by the Company’s Board of Directors. The purpose of the 2014 Plan is to provide the Company with the flexibility to issue stock-based awards as part of an overall compensation package to attract and retain qualified personnel.

The Company's Board of Directors adopted and the Company's stockholders approved the 2017 equity incentive plan (“2017 Plan”), which became effective immediately prior to the execution of the underwriting agreement related to the IPO on May 4, 2017. The initial reserve of shares of common stock that may be issued under the 2017 Plan is 3,052,059 shares.  The 2017 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards, and other forms of stock-based awards.  Additionally, the 2017 Plan provides for the grant of performance cash awards. The Company's employees, officers, directors and consultants and advisors are eligible to receive awards under the 2017 Plan.  Upon the adoption of the 2017 Plan, no further awards will be granted under the 2014 Plan.

The Company's Board of Directors adopted and the Company's stockholders approved the 2017 employee stock purchase plan (the “2017 ESPP”), which became effective immediately prior to the execution of the underwriting agreement related to the IPO on May 4, 2017. The initial reserve of shares of common stock that may be issued under the 2017 ESPP is 279,069 shares.  No offering periods under the 2017 ESPP had been initiated as of June 30, 2017.

Unless specified otherwise in an individual option agreement, stock options granted under the 2014 Plan and 2017 Plan generally have a ten-year term and a four-year vesting period. The vesting requirement is conditioned upon grantee’s continued service with the

Company during the vesting period. Once vested, all awards are exercisable from the date of grant until they expire. The option grants are non-transferable. Vested options generally remain exercisable for 90 days subsequent to the termination of the option holder’s service with the Company. In the event of option holder’s death or disability while employed by or providing service to the Company, the exercisable period extends to twelve months.

Performance-based option awards generally have similar vesting terms, with vesting commencing on the date the performance condition is achieved and expire in accordance to the specific terms of the agreement.  At June 30, 2017, there were 46,511 performance-based options outstanding and unvested.

The fair value of options granted during the six months ended June 30, 2017 and 2016 was estimated using the Black-Scholes option valuation model. The inputs for the Black-Scholes valuation model require management’s significant assumptions and are detailed in the table below. Prior to the IPO, the common stock price was determined by the Board of Directors. In the absence of market data for the Company’s common stock, the Board of Directors considered various factors in estimating the fair value of the common stock at the time of each option grant which included but was not limited to the common stock valuation performed by a third party independent valuation firm, the Company’s performance and future economic outlook, the potential financing available to the Company, and the valuation of common stock of similar companies in the industry. The risk-free interest rates were based on the rate for U.S. Treasury securities at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected life was based on the simplified method in accordance with the SEC Staff Accounting Bulletin Nos. 107 and 110 as the Company’s shares just recently became publicly traded. The expected volatility was estimated based on historical volatility information of peer companies that are publicly available.

All assumptions used to calculate the grant date fair value of nonemployee options are generally consistent with the assumptions used for options granted to employees. In the event the Company terminates any of its consulting agreements, the unvested options underlying the agreements would also be cancelled. Unvested nonemployee options are marked-to-market at each reporting period.

The Company granted 27,906 and 34,882 stock options to nonemployee consultants for services rendered during the six months ended June 30, 2017 and 2016, respectively. There were 51,600 and 85,754 unvested nonemployee options outstanding as of June 30, 2017, and 2016, respectively. Total expense recognized related to the nonemployee stock options for the three months ended June 30, 2017 and 2016 was $72,247 and $37,871, respectively. Total expense recognized related to the nonemployee stock options for the six months ended June 30, 2017 and 2016 was $306,205 and $69,075, respectively. Total unrecognized compensation expenses related to the nonemployee stock options was $432,899 as of June 30, 2017. During the six months ended June 30, 2017, the Company recognized $162,700 in expenses for non-employee performance-based option awards.

The Company granted 1,302,084 and 577,434 stock options to employees during the six months ended June 30, 2017 and 2016 respectively. There were 2,775,620 and 2,083,245 unvested employee options outstanding as of June 30, 2017, and 2016, respectively. Total expense recognized related to the employee stock options for the three months ended June 30, 2017 and 2016 was $2,120,641 and $744,991 respectively. Total expense recognized related to the employee stock options for the six months ended June 30, 2017 and 2016 was $3,305,337 and $1,428,651 respectively. Total unrecognized compensation expense related to employee stock options was $14,106,293 as of June 30, 2017.  During the three months ended June 30, 2017, the Company recognized $830,997 in expenses for employee performance-based option awards.

The Company’s stock-based compensation expense was recognized in operating expense as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$589,255	$355,635	$1,259,430	$605,086
General and administrative	1,603,633	421,096	2,352,112	892,640
Total	$2,192,888	$776,731	$3,611,542	$1,497,726

The fair value of employee options granted during the three and six months ended June 30, 2017 and 2016, respectively, was estimated by utilizing the following assumptions:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	Weighted Average	Weighted Average	Weighted Average	Weighted Average
Volatility	79.61%	83.39%	80.53%	83.63%
Expected term in years	6.08	6.06	6.08	6.06
Dividend rate	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	1.93%	1.50%	2.08%	1.50%
Fair value of option on grant date	$7.74	$5.01	$6.34	$5.18

The fair value of nonemployee options granted and remeasured during the three and six months ended June 30, 2017 and 2016, respectively, was estimated by utilizing the following assumptions:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	Weighted Average	Weighted Average	Weighted Average	Weighted Average
Volatility	78.01%	83.39%	79.57%	83.43%
Expected term in years	4.02	5.16	4.52	5.19
Dividend rate	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	1.72%	1.10%	1.86%	1.20%
Fair value of option on grant date	$8.41	$4.75	$7.53	$5.14

The following table summarizes the number of options outstanding and the weighted average exercise price:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life in Years	Value
Options outstanding at December 31, 2016	2,987,729	$7.46	8.82	$837,036
Granted	1,329,990	9.07	9.61
Exercised	-	-
Forfeited	(139,534)	6.26
Options Outstanding June 30, 2017	4,178,185	$8.02	8.77	$10,568,518
Vested and expected to vest at June 30, 2017	4,178,185	$8.02	8.77	$10,568,518
Exercisable at June 30, 2017	1,350,965	$7.69	8.42	$3,785,547

At June 30, 2017 there was approximately $14,539,192 of unamortized share–based compensation expense, which is expected to be recognized over a remaining average vesting period of 2.88 years.

NOTE 8 – INCOME TAXES

The Company did not record a federal or state income tax provision for the periods presented as it has incurred net losses since inception. In addition, the net deferred tax assets generated form the net operating losses have been fully reserved as the Company believes it is not more likely than not that the benefit will be realized.

On February 15, 2017, the Company was approved for a $200,251 refundable credit towards future New York City tax expense.  The credit is for qualified emerging technology companies (“QETCS”) focused on biotechnology located in New York City.

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

NOTE 10 – COLLABORATION AGREEMENT

Takeda Collaboration

On January 6, 2017, the Company entered into a license and collaboration agreement with Takeda, pursuant to which Takeda granted the Company an exclusive license to commercialize the compound TAK-935, which the Company now refers to as OV935, in certain territories, and a co-exclusive worldwide license, together with Takeda, to develop OV935. In consideration of certain license rights granted to the Company pursuant to the Takeda collaboration, the Company issued 1,781,996 shares of its Series B-1 Preferred Stock (Note 6), pursuant to a Series B-1 preferred stock purchase agreement entered into on January 6, 2017, at an ascribed price per share of $14.513 on January 6, 2017 for an aggregate fair value of $25,861,228, which was recorded as research and development expense at the date of the transaction. Under the Takeda collaboration, the Company is obligated to pay Takeda future payments if and when certain milestones are achieved. Upon the first patient enrollment in the first Phase 3 trial for the first of the initial indications the Company and Takeda are focusing on in the Takeda collaboration, the Company is obligated to issue to Takeda the number of unregistered shares of the Company’s common stock equal to the lesser of (a) 8% of the Company outstanding capital stock on the issuance date or (b) $50.0 million divided by the applicable share price, unless certain events occur. The remaining potential global commercial and regulatory milestone payments equal approximately $35.0 million and can be satisfied in cash or unregistered shares of the Company’s common stock at its election, unless certain events occur. During the three and six months ended June 30, 2017, the Company recognized $1,242,042 and $2,776,148 respectively, in research and development expenses representing research and development expenses reimbursed to Takeda in respect of this collaboration agreement.  The 1,781,996 shares of Series B-1 Preferred Stock held by Takeda was automatically converted into 1,781,996 shares of the Company’s common stock upon the completion of its IPO.  As of June 30, 2017, $1.5 million was included within accounts payable.

The Takeda collaboration will expire upon the cessation of commercialization of the products by both the Company and Takeda. Either party may terminate the Takeda collaboration because of the other party’s uncured material breach or insolvency, for safety reasons, or, after completion of the first proof of mechanism clinical trial, for convenience. Takeda may terminate the Takeda collaboration for the Company’s (or the Company’s sublicensee’s) challenge to the patents licensed under the Takeda collaboration. If the collaboration is terminated by Takeda for material breach by the Company, bankruptcy or patent challenge or by the Company for convenience or safety reasons, the Company’s rights to the products will cease, the Company will transition all activities related to the products to Takeda, and the Company will grant Takeda an exclusive, royalty-bearing license under certain patents and other intellectual property controlled by the Company to commercialize OV935 and products containing OV935 for the treatment of certain rare neurological disorders. If the collaboration is terminated by the Company for Takeda’s material breach or bankruptcy or by Takeda for convenience or safety reasons, Takeda’s rights to the products will cease, Takeda will transition all activities related to the products to us, and Takeda will grant us an exclusive, royalty-bearing license under certain patents and other intellectual property controlled by Takeda to commercialize OV935 and products containing OV935 for the treatment of certain rare neurological disorders.

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

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	For the Six Months Ended June 30,
	2017	2016
Stock options to purchase common stock	4,178,185	2,565,796
Preferred stock convertible into common stock	-	7,981,351
Total	4,178,185	10,547,147

NOTE 13 – SUBSEQUENT EVENTS

Equity Awards

On August 8, 2017, the Company granted a performance-based option award for 50,000 shares to an employee with an exercise price of $7.17 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in the Prospectus that forms a part of our Registration Statement on Form S-1 (File No. 333-217245), which was filed with the SEC pursuant to Rule 424 on May 5, 2017. In addition to historical financial information, the following discussion contains forward-looking statements based upon our current plans, expectations and beliefs that involve risks, uncertainties and assumptions. Our actual results may differ materially from those described in or implied by these forward-looking statements because of many factors, including those set forth under the section titled “Risk Factors” in Part II, Item 1A.

Overview

We are a biopharmaceutical company focused exclusively on developing impactful medicines for patients and families living with rare neurological disorders. We believe these disorders represent an attractive area for drug development as the understanding of the underlying biology has grown meaningfully over the last few years; yet has remained underappreciated by the industry. Our experienced team began with a vision to integrate the biology and symptomology of rare neurological conditions to employ innovative research and clinical strategies for the development of our drug candidates. Using recent scientific advances in genetics and the biological pathways of the brain, we have created a proprietary map of disease-relevant pathways to identify and acquire novel compounds for the treatment of rare neurological disorders. We are executing on our strategy by in-licensing and collaborating with leading biopharmaceutical companies and academic institutions. We are developing a robust pipeline of clinical assets with an initial focus on neurodevelopmental disorders and rare developmental and/or epileptic encephalopathies. Our most advanced candidate, OV101, has commenced a Phase 2 trial, which is primarily a safety trial that is designed to provide proof-of-concept on efficacy parameters, in adults with Angelman syndrome. OV101 has also commenced a Phase 1 trial in adolescents with Angelman syndrome or Fragile X syndrome. Along with our collaborator, Takeda Pharmaceutical Company Limited (“Takeda”), in June 2017 we initiated patient recruitment in our Phase 1b/2a trial of OV935 in adults with rare epileptic encephalopathies.

Since our inception in April 2014, we have devoted substantially all of our efforts to organizing and planning our business, building our management and technical team, acquiring operating assets and raising capital.

On May 1, 2017, we effected a 1-for-2.15 reverse stock split of our outstanding common stock and convertible preferred stock. Stockholders entitled to fractional shares because of the reverse stock split will receive a cash payment in lieu of receiving fractional shares. All of our historical share and per share information shown in the accompanying unaudited condensed financial statements and related notes have been retroactively adjusted to give effect to this reverse stock split.

On May 10, 2017, we completed our initial public offering (the “IPO”), of 5,000,000 shares of our common stock at a public offering price of $15.00 per share. The gross proceeds from the IPO were $75.0 million and the net proceeds were $66.7 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us.

Since our inception, we have not generated any revenue and have funded our business primarily through the sale of our capital stock. Through June 30, 2017, we have raised net proceeds of $142.3 million from the sale of convertible preferred stock and our IPO. As of June 30, 2017, we had $106.1 million in cash and cash equivalents. We recorded net losses of $44.5 million, which includes a non-cash charge of $25.9 million related to our Takeda collaboration and $9.1 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, we had an accumulated deficit of approximately $80.4 million.

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

License and Collaboration Agreement with Takeda Pharmaceutical Company Limited

In January 2017, we entered into a license and collaboration agreement, or the Takeda collaboration, with Takeda Pharmaceutical Company Limited, or Takeda. All activities of the collaboration regarding OV935 will be guided by the Takeda/Ovid “One Team” concept, an integrated and interdisciplinary team from both companies devoted to the successful advancement of OV935 across rare epilepsy syndromes. Under the agreement, we will take the lead in clinical development activities and commercialization of the compound OV935 and products containing this compound for the treatment of certain rare neurological disorders in the United States, Canada, the European Union and Israel. Takeda will take the lead in commercialization of OV935 in Japan and has the option to lead in Asia and other selected geographies. We and Takeda will initially share equally all development and commercialization costs and expenses prior to launch of a product and all revenues and commercialization costs and expenses after launch.

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

General and Administrative Expenses

General and administrative expenses consist primarily of employee-related expenses, including salaries, benefits and stock-based compensation expense, related to our executive, finance, business development and support functions. Other general and administrative expenses include travel expenses, conferences, professional fees for auditing, tax and legal services and facility-related costs.

We expect that general and administrative expenses will increase in the future as we expand our operating activities and incur additional costs associated with being a publicly traded company. These increases will include legal and accounting fees, costs associated with maintaining compliance with The NASDAQ Global Select Market LLC and the Securities and Exchange Commission (“SEC”), directors’ and officers’ liability insurance premiums and fees associated with investor relations. In addition, if our current or future drug candidates are approved for sale, we expect that we would incur expenses associated with building our commercial and distribution infrastructure.

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents maintained in money market funds.

Results of Operations

Comparison of the three months ended June 30, 2017 and 2016

The following table summarizes the results of our operations for the periods indicated:

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2017	2016	Change $
	(in thousands)
Research and development	$6,075	$1,770	$4,305
General and administrative	4,213	3,647	566
Total operating expenses	10,288	5,417	4,871
Loss from operations	(10,288)	(5,417)	(4,871)
Interest income	40	31	9
Loss	(10,248)	(5,386)	(4,862)
Net loss and comprehensive loss	$(10,248)	$(5,386)	$(4,862)

Research and Development Expenses

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2017	2016	Change $
	(in thousands)
Preclinical and development expense	$3,868	$459	$3,409
Payroll and payroll-related expenses	1,920	1,028	892
Other expenses	287	283	4
Total research and development	$6,075	$1,770	$4,305

Research and development expenses were $6.1 million for the three months ended June 30, 2017 compared to $1.8 million for the three months ended June 30, 2016. The increase of $4.3 million was primarily due to an increase in preclinical and development expenses for the clinical studies of OV101 and our Takeda collaboration expenses related to OV935. During the three months ended June 30, 2017, total research and development expenses consisted of $3.9 million in preclinical and development expenses, of which $1.2 million represents amounts reimbursable to Takeda in respect of the Takeda collaboration, $1.9 million in payroll and payroll-related expenses, of which $0.6 million related to stock-based compensation, due to increased headcount in the research and development department, and $0.3 million in other expenses. During the three months ended June 30, 2016, total research and development expenses consisted of $0.5 million in preclinical and development expenses, $1.0 million in compensation expenses, of which $0.4 million related to stock-based compensation, and $0.3 million in other expenses.

General and Administrative Expenses

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2017	2016	Change $
	(in thousands)
Payroll and payroll-related expenses	$2,852	$2,086	$766
Legal and professional fees	860	1,279	(419)
General office expenses	501	281	220
Total general and administrative	$4,213	$3,647	$566

General and administrative expenses were $4.2 million for three months ended June 30, 2017 compared to $3.6 million for the three months ended June 30, 2016. The increase of $0.6 million was primarily due to the increase in payroll and payroll-related expenses of $0.8 million because of increased headcount.

Interest Income (Expense), Net

Interest income increased to $40 thousand for the three months ended June 30, 2017 from $31 thousand for the three months ended June 30, 2016. The increase is attributable to increased interest on our cash, and cash equivalents because of the proceeds received from our IPO.

Comparison of the six months ended June 30, 2017 and 2016

The following table summarizes the results of our operations for the periods indicated:

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2017	2016	Change $
	(in thousands)
Research and development	$37,359	$2,897	$34,462
General and administrative	7,191	6,235	956
Total operating expenses	44,550	9,132	35,418
Loss from operations	(44,550)	(9,132)	(35,418)
Interest income	63	64	(1)
Loss	(44,487)	(9,068)	(35,419)
Net loss and comprehensive loss	$(44,487)	$(9,068)	$(35,419)

Research and Development Expenses

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2017	2016	Change $
	(in thousands)
Preclinical and development expense	$33,317	$750	$32,567
Payroll and payroll-related expenses	3,555	1,795	1,760
Other expenses	487	351	136
Total research and development	$37,359	$2,897	$34,462

Research and development expenses were $37.4 million for the six months ended June 30, 2017 compared to $2.9 million for the six months ended June 30, 2016. The increase of $34.5 million was primarily due to an increase in preclinical and development expenses for the clinical studies of OV101 and the issuance of Series B-1 Preferred Stock to Takeda as an upfront payment upon signing the collaboration agreement for OV935. During the six months ended June 30, 2017, total research and development expenses consisted of $33.3 million in preclinical and development expenses, of which $25.9 million related to the issuance of Series B-1 Preferred Stock associated with the collaboration rights to OV935 and $2.7 million represents amounts reimbursable to Takeda in respect of the Takeda collaboration, $3.6 million in payroll and payroll-related expenses, of which $1.0 million related to stock-based compensation, due to increased headcount in the research and development department, and $0.5 million in other expenses. During the six months ended June 30, 2016, total research and development expenses consisted of $0.8 million in preclinical and development expenses, $1.8 million in compensation expenses, of which $0.6 million related to stock-based compensation, and $0.4 million in other expenses.

General and Administrative Expenses

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2017	2016	Change $
	(in thousands)
Payroll and payroll-related expenses	$4,848	$3,475	$1,373
Legal and professional fees	1,707	2,244	(537)
General office expenses	636	516	120
Total general and administrative	$7,191	$6,235	$956

General and administrative expenses were $7.2 million for the six months ended June 30, 2017 compared to $6.2 million for the six months ended June 30, 2016. The increase of $1.0 million was primarily due to the increase in payroll and payroll-related expenses of $1.4 million because of increased headcount.

Interest Income

Interest income remained the same at $63 thousand for the six months ended June 30, 2017.

Liquidity and Capital Resources

Overview

As of June 30, 2017, we had total cash and cash equivalents of $106.1 million as compared to $51.9 million as of December 31, 2016. The $54.2 million increase in total cash was due primarily to the receipt of $66.7 million of net proceeds after deducting underwriting discounts and commissions and other estimated offering expenses payable by us, offset by operating expenses.

We have incurred losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the next several years. We incurred net losses of approximately $44.5 million, which includes a non-cash charge of $25.9 million related to our Takeda collaboration, and $9.1 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, we had an accumulated deficit of approximately $80.4 million, working capital of $100.2 million and cash and cash equivalents of $106.1 million.

We believe that our existing cash and cash equivalents as of June 30, 2017 will be sufficient to fund our current operating plans through at least the next 12 months.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2017	2016
	(in thousands)
Net cash provided by (used in):
Operating activities	$(13,142)	$(7,454)
Investing activities	(84)	(35)
Financing activities	67,402	-
Net increase (decrease) in cash and cash equivalents	$54,176	$(7,489)

Net Cash Used in Operating Activities

Net cash used in operating activities was $13.1 million for the six months ended June 30, 2017 and consisted of net losses of $44.4 million offset by $29.5 million of net non-cash charges, of which $25.9 million related to the issuance of Series B-1 Preferred Stock associated with the collaboration rights to OV935 compared to $6.8 million for the six months ended June 30, 2016 and consisted of net losses of $9.1 million offset by $1.5 million of net non-cash charges. The increase of $6.3 million in net cash used in operating activities was primarily due to an increase in our costs related to our research and development programs and an increase in our payroll and payroll-related expenses as the result of increased headcount as we continue to build our management team and expand our operations.

Net Cash Used in Investing Activities

Net cash used in investing activities was $84 thousand for the six months ended June 30, 2017 compared to $35 thousand for the six months ended June 30, 2016. The increase in cash used was primarily due to an increase in external software development costs.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $67.4 million for the six months ended June 30, 2017 was primarily due to the receipt of $66.7 million of net proceeds from our IPO, after deducting underwriting discounts and commissions and other offering expenses payable by us.

Contractual Obligations and Commitments

As of June 30, 2017, there were no other material changes in our contractual obligations from those disclosed in our Prospectus that forms a part of our Registration Statement on Form S-1 (File No. 333-217245), which was filed with the SEC pursuant to Rule 424 on May 5, 2017.

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

During the six months ended June 30, 2017, except as described in Note 2 to the unaudited interim condensed financial statements, there were no material changes to our critical accounting policies as reported for the year ended December 31, 2016 as part of our Prospectus that forms a part of our Registration Statement on Form S-1 (File No. 333-217245), which was filed with the SEC pursuant to Rule 424 on May 5, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. As of June 30, 2017, we had cash equivalents of $106.0 million that were held in an interest-bearing money market account. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents in institutional market funds that are comprised of U.S. Treasury and U.S. Treasury-backed repurchase agreements.

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

As of June 30, 2017, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Due to a transition period established by SEC rules applicable to newly public companies, our management is not required to evaluate the effectiveness of our internal control over financial reporting until after the filing of our Annual Report on Form 10-K for the year ended December 31, 2017. Thus, this Quarterly Report on Form 10-Q does not address whether there have been any changes in our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On July 25, 2017, a notice of opposition was filed at the Trademark Trial and Appeal Board of the U.S. Patent and Trademark Office (the “Appeal Board”) in which Ovid Technologies, Inc. objected to our pending trademark applications for the marks OVID THERAPEUTICS and OVID THERAPEUTICS BOLDMEDICINE (and Design) for pharmaceutical product development and related services based on Ovid Technologies’ registrations for the marks OVID and OVIDMD  for computer software, computer information services, medical information services, and other services.  On July 25, 2017, a petition for cancellation was filed at the Appeal Board in which Ovid Technologies, Inc. seeks cancellation of our trademark registrations for the mark OVID for pharmaceutical product research, development, evaluation, and related services based on Ovid Technologies’ registrations for the OVID and OVIDMD marks.  The only issue decided in these proceedings is the right to register a trademark and the only remedy is to allow, deny or cancel registration.  No form of monetary or injunctive relief is available in these proceedings.

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

Since inception in April 2014, we have incurred significant operating losses. Our net loss for the three and six months ended June 30, 2017 was $9.1 million and $44.6 million, respectively. As of June 30, 2017, we had an accumulated deficit of $80.5 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our drug candidates, as well as to building out our management team and infrastructure. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

We are a clinical-stage company founded in April 2014. Our operations have consumed substantial amounts of cash since our inception, primarily due to organizing and staffing our company, business planning, raising capital, acquiring assets and undertaking the development of OV101 and OV935. We have not yet demonstrated the ability to complete clinical trials of any of our drug candidates, obtain marketing approvals, manufacture a commercial-scale drug or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had more experience developing drug candidates.

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

As of June 30, 2017, our cash and cash equivalents was $106.1 million. We believe that the net proceeds from our IPO, together with our existing cash and cash equivalents, will fund our current operating plans through at least the next 12 months. However, our operating plans may change because of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.

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

We also acquired rights to OV935 pursuant to a license and collaboration agreement with Takeda, or the Takeda collaboration, in January 2017. Under the Takeda collaboration, we are obligated to pay Takeda future payments upon achievement of specified milestones. Upon the first patient enrollment in the first Phase 3 trial for the first of the initial indications we and Takeda are focusing on pursuant to the Takeda collaboration, we are obligated to issue to Takeda the number of unregistered shares of our common stock equal to the lesser of (i) 8% of our outstanding capital stock on the issuance date or (ii) $50.0 million divided by the applicable share price, unless certain events occur. In the event such payment would cause Takeda to own over 19.99% of our outstanding capital stock or other events occur, such payment must be paid in cash. The remaining potential global commercial and regulatory milestone payments equal approximately $35.0 million and can be satisfied in cash or unregistered shares of our common stock at our election, unless certain events occur in which Takeda can require us to pay such payments in cash. If these payments become due under the terms of the Takeda collaboration and we can only pay, or choose to pay, these payments in cash, we may not have sufficient funds available to meet our obligations and our development efforts may be harmed.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses since inception and do not expect to become profitable in the near future, if ever. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We may have experienced ownership changes in the past and may experience ownership changes in the future and/or subsequent shifts in our stock ownership (some of which shifts are outside our control). As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income will be subject to limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes, which could negatively impact our future cash flows.

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

Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a drug candidate. Frequently, drug candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. For instance, although OV101 was observed to have a favorable safety and oral bioavailability profile in previously conducted clinical trials in primary insomnia, OV101 has not been previously tested in human patients with Angelman syndrome and Fragile X syndrome and OV935 has not been tested in patients with rare developmental and/or epileptic encephalopathies and the FDA has not yet made any determination regarding safety and efficacy of either OV101 or OV935 in these indications. The results from preclinical studies of OV101 and OV935 in animal models and the results from the OV101 clinical trials in primary insomnia may not be predictive of the effects of these compounds in human patients with the targeted disease. Our approach of targeting the extrasynaptic GABAA receptor with OV101 and cholesterol 24-hydroxylase with OV935 are both novel and unproven and as such, the cost and time needed to develop OV101 and OV935 is difficult to predict and our efforts may not be successful. If we do not observe favorable results in clinical trials of our drug candidates, we may decide to delay or abandon clinical development of such drug candidate. Any such delay or abandonment could harm our business, financial condition, results of operations and prospects.

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
•

imposition of a clinical hold by regulatory authorities because of a serious adverse event, concerns with a class of drug candidates or after an inspection of our clinical trial operations or trial sites;

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

We are jointly developing OV935 with Takeda pursuant to the Takeda collaboration, which also granted us intellectual property rights to OV935. The development and commercialization of OV935 is highly dependent upon our relationship with Takeda, including Takeda’s responsibility for interactions with regulatory authorities until the first product obtains marketing approval. If for any reason the Takeda collaboration is terminated, or we otherwise lose the intellectual property rights to OV935, our business would be adversely affected. The Takeda collaboration imposes on us rights and obligations, including but not limited to exclusivity, territorial rights, development, commercialization, funding, payment, diligence, sublicensing, insurance and intellectual property protection. After a negotiated time period, each party has the right to terminate the license for convenience upon six to twelve months’ notice to the other party, which would result in us being unable to co-develop and sell OV935. Further, if we breach any material obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages to Takeda, and Takeda may have the right to terminate the license. Takeda could also breach its obligations under the agreement, or may not commit a sufficient amount of resources to satisfy its obligations, which would result in the development of OV935 being materially delayed or terminated.

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

Identifying and qualifying patients to participate in our clinical trials is critical to our success. The number of patients suffering from Angelman syndrome, Fragile X syndrome and rare developmental and/or epileptic encephalopathies, such as Dravet syndrome, Lennox-Gastaut syndrome and Tuberous Sclerosis Complex, is small and has not been established with precision. If the actual number of patients with these disorders is smaller than we anticipate, we may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development and approval of our drug candidates. Even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data, the number and nature of competing treatments and ongoing clinical trials of competing therapies for the same indication, the proximity of patients to clinical sites and the eligibility criteria for the trial. Because we are focused on addressing rare neurological disorders, there are limited patient pools from which to draw in order to complete our clinical trials in a timely and cost-effective manner. Furthermore, our efforts to build relationships with patient communities may not succeed, which could result in delays in patient enrollment in our clinical trials. In addition, any negative results we may report in clinical trials of our drug candidate may make it difficult or impossible to recruit and retain patients in other clinical trials of that same drug candidate. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our drug candidates, or could render further development impossible. In addition, we may rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance.

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

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the PPACA was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The PPACA, among other things: (i) addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; (ii) increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations; (iii) establishes annual fees and taxes on manufacturers of certain branded prescription drugs; (iv) expands the availability of lower pricing under the 340B drug pricing program by adding new entities to the program; and (v) establishes a new

Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. Additionally, in the United States, the Biologics Price Competition and Innovation Act of 2009 created an abbreviated approval pathway for biologic drugs that are demonstrated to be “biosimilar or interchangeable” with an FDA-approved biologic drug. This new pathway could allow competitors to reference data from biologic drugs already approved after 12 years from the time of approval. This could expose us to potential competition by lower-cost biosimilars even if we commercialize a biologic drug candidate faster than our competitors. Some of the provisions of the PPACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. Some of the provisions of the PPACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the PPACA. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The U.S. House of Representatives passed legislation known as the American Health Care Act of 2017 in May, 2017. More recently, the Senate Republicans introduced and then updated a bill to replace the PPACA known as the Better Care Reconciliation Act of 2017. The Senate Republicans also introduced legislation to repeal the PPACA without companion legislation to replace it, and a “skinny” version of the Better Care Reconciliation Act of 2017. Each of these measures was rejected by the full Senate. Congress will likely consider other legislation to replace elements of the PPACA. We continue to evaluate the effect that the PPACA and its possible repeal and replacement has on our business.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business. The following examples are illustrative:

•	others may be able to make compounds or formulations that are similar to our drug candidates but that are not covered by the claims of any patents, should they issue, that we own or control;
•	we or any strategic partners might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own or control;

•	we might not have been the first to file patent applications covering certain of our inventions;
•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•	it is possible that our pending patent applications will not lead to issued patents;
•	issued patents that we own or control may not provide us with any competitive advantages, or may be held invalid or unenforceable because of legal challenges;
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

As of June 30, 2017, we had 37 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day operations and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational inefficiencies, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future drug candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance, our ability to commercialize drug candidates, develop a scalable infrastructure and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Based upon our shares of our common stock outstanding as of August 1, 2017, our executive officers, directors and principal stockholders, in the aggregate, beneficially own shares representing approximately 56.5% of our outstanding common stock.

Takeda, a greater than 5% holder, may receive additional securities upon the achievement of certain development, commercial and regulatory milestones pursuant to the Takeda collaboration. Specifically, we will be obligated to issue additional securities to Takeda equal to the lesser of 8% of our outstanding capital stock or $50.0 million unless certain events occur, and may issue, at our discretion, additional securities to Takeda upon the achievement of other milestones. Further, pursuant to the Series B-1 preferred stock purchase agreement entered into with Takeda in January 2017, or the Takeda stock purchase agreement, Takeda has agreed to, among other things, (i) a standstill provision, (ii) restrictions on its ability to sell or otherwise transfer it shares of our stock, (iii) vote its shares on certain matters in accordance with the holders of a majority of shares of our common stock and (iv) restrictions on the percentage of our outstanding common stock it may own.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. All of the stockholders who held shares of our capital stock prior to our IPO are subject to lock-up agreements with the underwriters of our IPO that restrict such stockholders’ ability to transfer shares of our common stock that they held prior to the consummation of our IPO. Moreover, holders of an aggregate of approximately 19,601,936 shares of our common stock will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We recently registered all shares of common stock that we may issue under our equity compensation plans. They can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements.

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

We incur increased costs because of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

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

None.

Use of Proceeds from Initial Public Offering of Common Stock

On May 10, 2017, we completed our IPO and sold 5,000,000 shares of common stock at the initial public offering price of $15.00 per share, for an aggregate offering of $75.0 million, before underwriting discounts, commissions and offering expenses. We received $66.7 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us. None of these expenses consisted of payments made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates.

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

OVID THERAPEUTICS INC.

Date: August 10, 2017	By:	/s/ Jeremy M. Levin
Jeremy M. Levin
Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2017	By:	/s/ Timothy Daly
Timothy Daly
Vice President, Finance and Corporate Controller (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38085), filed with the Commission on May 10, 2017).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-38085), filed with the Commission on May 10, 2017).

4.1

Form of Common Stock Certificate of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-217245), filed with the Commission on April 25, 2017).

4.2

Second Amended and Restated Investors’ Rights Agreement, by and among the Company and certain of its stockholders, dated January 6, 2017 (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-217245), filed with the Commission on April 10, 2017).

10.1

Amended and Restated Executive Employment Agreement between the Company and Jeremy M. Levin, effective May 4, 2017 (incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-217245), filed with the Commission on April 18, 2017).

10.2

Amended and Restated Executive Employment Agreement between the Company and Amit Rakhit, effective May 4, 2017 (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-217245), filed with the Commission on April 18, 2017).

10.3

Amended and Restated Executive Employment Agreement between the Company and Dirk Haasner, effective May 4, 2017 (incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-217245), filed with the Commission on April 18, 2017).

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