Form 10-Q
period 2017-09-30
Ovid Therapeutics Inc.
filed 2017-11-09
CIK 1636651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 8, 2017, the registrant had 24,603,291 shares of common stock, $0.001 par value per share, outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

OVID THERAPEUTICS INC.

Condensed Balance Sheets (unaudited)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$96,042,773	$51,939,661
Prepaid and other current assets	827,866	221,507
Due from related parties	-	7,369
Deferred transaction costs	-	242,673
Total current assets	96,870,639	52,411,210

Security deposit	437,025	407,785
Property, plant and equipment, net	51,734	43,591
Other assets	207,661	165,301
Total assets	$97,567,059	$53,027,887

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,456,040	$857,169
Accrued expenses	3,151,963	2,876,243
Total current liabilities	4,608,003	3,733,412

Stockholders' equity:
Common stock, $0.001 par value; 125,000,000 and 58,000,000 shares authorized at September 30, 2017 and December 31, 2016, respectively, 24,601,936 and 9,838,590 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	24,602	9,839
Preferred Series A - zero and 5,121,453 shares authorized at September 30, 2017 and December 31, 2016, respectively zero and 2,382,069 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	-	2,382
Preferred Series B - zero and 12,038,506 shares authorized at September 30, 2017 and December 31, 2016 respectively zero and 5,599,282 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	-	5,599
Additional paid-in-capital	182,689,858	85,186,269
Accumulated deficit	(89,755,404)	(35,909,614)
Total stockholders' equity	92,959,056	49,294,475
Total liabilities and stockholders' equity	$97,567,059	$53,027,887

See accompanying notes to these unaudited condensed financial statements

OVID THERAPEUTICS INC.

Condensed Statements of Operations and Comprehensive Loss (unaudited)

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$5,899,482	$2,698,820	$43,258,833	$5,594,815
General and administrative	3,509,630	3,116,109	10,700,667	9,351,542
Total operating expenses	9,409,112	5,814,929	53,959,500	14,946,357
Loss from operations	(9,409,112)	(5,814,929)	(53,959,500)	(14,946,357)
Interest income	50,506	29,686	113,710	93,322
Net loss and comprehensive loss	$(9,358,606)	$(5,785,243)	$(53,845,790)	$(14,853,035)
Net loss attributable to common stockholders	$(9,358,606)	$(5,785,243)	$(53,845,790)	$(14,853,035)
Net loss per share attributable to common stockholders, basic and diluted	$(0.38)	$(0.59)	$(3.06)	$(1.51)
Weighted-average common shares outstanding basic and diluted	24,601,936	9,838,590	17,571,772	9,838,590

See accompanying notes to these unaudited condensed financial statements

OVID THERAPEUTICS INC.

Condensed Statement of Changes in Stockholders’ Equity (unaudited)

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Series B-1 Preferred Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2016	9,838,590	$9,839	2,382,069	$2,382	5,599,282	$5,599	-	$-	$85,186,269	$(35,909,614)	$49,294,475
Issuance of Series B-1 Preferred Stock	-	-	-	-	-	-	1,781,996	1,782	25,859,446	-	25,861,228
Proceeds from Initial Public Offering, net of underwriting costs and commissions	5,000,000	5,000	-	-	-	-	-	-	69,745,000	-	69,750,000
Deferred offering costs reclassified to additional paid-in capital	-	-	-	-	-	-	-	-	(3,087,481)	-	(3,087,481)
Conversion of preferred stock into common stock	9,763,346	9,763	(2,382,069)	(2,382)	(5,599,282)	(5,599)	(1,781,996)	(1,782)	(464)	-	(464)
Stock-based compensation expense	-	-	-	-	-	-	-	-	4,987,088	-	4,987,088
Net loss	-	-	-	-	-	-	-	-	-	(53,845,790)	(53,845,790)
Balance, September 30, 2017	24,601,936	$24,602	-	$-	-	$-	-	$-	$182,689,858	$(89,755,404)	$92,959,056

See accompanying notes to these unaudited condensed financial statements

OVID THERAPEUTICS INC.

Condensed Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(53,845,790)	$(14,853,035)
Adjustments to reconcile net loss to cash used in operating activities:
Noncash research and development expense	25,861,228	-
Stock-based compensation expense	4,987,088	2,592,887
Depreciation and amortization	58,590	23,755
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(588,679)	98,151
Deferred transaction costs	229,000	-
Security deposit	(29,240)	(362,935)
Accounts payable	581,191	(152,296)
Accrued expenses	275,256	493,909
Due from/ to related parties	7,369	57,626
Deferred rent	-	12,338
Net cash used in operating activities	(22,463,987)	(12,089,600)

Cash flows from investing activities:
Purchase of property and equipment	(31,105)	(26,938)
Software development and other assets	(77,988)	(73,957)
Net cash used in investing activities	(109,093)	(100,895)

Cash flows from financing activities:
Proceeds from initial public offering, net of offering expenses	66,676,192	-
Net cash provided by financing activities	66,676,192	-

Net increase (decrease) in cash and cash equivalents	44,103,112	(12,190,495)
Cash and cash equivalents, at beginning of period	51,939,661	69,944,292
Cash and cash equivalents, at end of period	$96,042,773	$57,753,797

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

Since its inception, the Company has devoted substantially all of its efforts to business development, research and development, recruiting management and technical staff, and raising capital, and has financed its operations through issuance of convertible preferred stock (“Preferred Stock”), common stock and other equity instruments. The Company has not generated any revenue. The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, and ability to secure additional capital to fund operations.

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

The Company has incurred operating losses since inception and had an accumulated deficit of $89.8 million as of September 30, 2017. The Company expects to continue to incur net losses for at least the next several years and is highly dependent on its ability to find additional sources of funding in the form of debt or equity financing to fund its operations. Management believes that the Company’s existing cash and cash equivalents as of September 30, 2017, will be sufficient to fund its current operating plans through at least the next 12 months from the date of filing of this 10-Q. Management expects that future sources of funding may include new or expanded partnering arrangements and sales of equity or debt securities. Adequate additional funding may not be available to the Company on acceptable terms or at all. The failure to raise capital as and when needed could have a negative impact on the Company’s financial condition and ability to pursue business strategies. The Company may be required to delay, reduce the scope of or eliminate research and development programs, or obtain funds through arrangements with collaborators or others that may require the Company to relinquish rights to certain drug candidates that the Company might otherwise seek to develop or commercialize independently.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Prospectus that forms a part of the Company’s Registration Statement on Form S-1 (File No. 333-217245), which was filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424 on May 5, 2017 (the “Prospectus”). There have been no material changes to the significant accounting policies during the period ended September 30, 2017, except for those listed below.

(A) Unaudited Interim Condensed Financial Statements

The interim condensed balance sheet at September 30, 2017, and the condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2017 and 2016, changes in stockholder’s equity for the nine months ended September 30, 2017, and cash flows for the nine months ended September 30, 2017 and 2016 are unaudited. The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), and following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of its financial information. The results of operations for the three and nine months ended September 30, 2017 and 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other future annual or interim period. The balance sheet as of December 31, 2016 included herein was derived from the audited financial statements as of that date. These interim condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2016 included in the Company’s registration statement on Form S-1.

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

The Company early adopted ASU 2016-09 as of September 30, 2016 on a retroactive basis to the beginning of the period. In connection with the early adoption, the Company elected an accounting policy to record forfeitures as they occur. There was no financial statement impact upon adoption for the above accounting policy election. In addition, there was no financial statement impact of adopting ASU 2016-09 provisions regarding recognition of tax effects associated with stock-based compensation, as the Company is in a net operating loss (“NOL”) position with a full valuation allowance. Also, for the period from inception through December 31, 2016, the Company did not record an income statement benefit for excess tax benefits as there were no exercises of options during the period.

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

On August 26, 2016, the Company entered into a Master Services Agreement (“MSA”) with a clinical research organization replacing the above mentioned SUA. In connection with the execution of the MSA, the Company provided an upfront retainer of $355,435. This retainer has been reflected within security deposits on the balance sheet. During the nine months ended September 30, 2017, the Company has expensed approximately $3,169,550 related to both the MSA and the SUA.

NOTE 4 – PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

Property and equipment is summarized as follows:

	September 30,	December 31,
	2017	2016
Furniture and equipment	$94,888	$63,783
Less accumulated depreciation	(43,154)	(20,192)
Total property, plant and equipment, net	$51,734	$43,591

Depreciation expense was $19,155 and $11,425 for the nine months ended September 30, 2017 and 2016, respectively.  Depreciation expense was $7,171 and $4,372 for the three months ended September 30, 2017 and 2016, respectively.

Intangible assets, net of accumulated amortization, were $121,323 and $110,074 as of September 30, 2017 and December 31, 2016, respectively, and are included in other assets. Amortization expense was $39,436 and $12,327 for the nine months ended September 30, 2017 and 2016, respectively. Amortization expense was $13,864 and $4,814 for the three months ended September 30, 2017 and 2016, respectively.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,	December 31,
	2017	2016
Collaboration agreement accrual	$790,962	$-
Payroll and bonus accrual	1,378,047	1,324,649
Professional fees accrual	398,889	874,525
Clinical trials accrual	427,050	409,804
Other	157,015	267,265
Total	$3,151,963	$2,876,243

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

The Company's Board of Directors adopted and the Company's stockholders approved the 2017 employee stock purchase plan (the “2017 ESPP”), which became effective immediately prior to the execution of the underwriting agreement related to the IPO on May 4, 2017. The initial reserve of shares of common stock that may be issued under the 2017 ESPP is 279,069 shares.  On September 20, 2017, the Company’s Compensation Committee approved an offering period under the 2017 ESPP, which began on October 20, 2017 with purchase dates of March 20, 2018 and September 20, 2018.

Unless specified otherwise in an individual option agreement, stock options granted under the 2014 Plan and 2017 Plan generally have a ten-year term and a four-year graded vesting period. The vesting requirement is conditioned upon the grantee’s continued service with the Company during the vesting period. Once vested, all awards are exercisable from the date of grant until they expire. The option grants are non-transferable. Vested options generally remain exercisable for 90 days subsequent to the termination of the option holder’s service with the Company. In the event of option holder’s death or disability while employed by or providing service to the Company, the exercisable period extends to twelve months.

Performance-based option awards generally have similar vesting terms, with vesting commencing on the date the performance condition is achieved and expire in accordance to the specific terms of the agreement. At September 30, 2017, there were 50,000 performance-based options outstanding and unvested.

The fair value of options granted during the nine months ended September 30, 2017 and 2016 was estimated using the Black-Scholes option valuation model. The inputs for the Black-Scholes option valuation model require management’s significant assumptions and are detailed in the table below. Prior to the IPO, the common stock price was determined by the Board of Directors. In the absence of market data for the Company’s common stock, the Board of Directors considered various factors in estimating the fair value of the common stock at the time of each option grant which included but was not limited to the common stock valuation performed by a third party independent valuation firm, the Company’s performance and future economic outlook, the potential financing available to the Company, and the valuation of common stock of similar companies in the industry. The risk-free interest rates were based on the rate for U.S. Treasury securities at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected life was based on the simplified method in accordance with the SEC Staff Accounting Bulletin Nos. 107 and 110 as the Company’s shares just recently became publicly traded. The expected volatility was estimated based on historical volatility information of peer companies that are publicly available.

All assumptions used to calculate the grant date fair value of nonemployee options are generally consistent with the assumptions used for options granted to employees. In the event the Company terminates any of its consulting agreements, the unvested options underlying the agreements would also be cancelled. Unvested nonemployee options are marked-to-market at each reporting period.

The Company granted 27,906 and 34,882 stock options to nonemployee consultants for services rendered during the nine months ended September 30, 2017 and 2016, respectively. There were 44,333 and 78,487 unvested nonemployee options outstanding as of September 30, 2017, and 2016, respectively. Total expense recognized related to the nonemployee stock options for the three months ended September 30, 2017 and 2016 was $52,348 and $38,489, respectively. Total expense recognized related to the nonemployee stock options for the nine months ended September 30, 2017 and 2016 was $358,554 and $107,564, respectively. Total unrecognized compensation expenses related to the nonemployee stock options was $282,840 as of September 30, 2017. During the nine months ended September 30, 2017, the Company recognized $162,700 in expenses for non-employee performance-based option awards.

The Company granted 1,475,087 and 1,327,504 stock options to employees during the nine months ended September 30, 2017 and 2016 respectively. There were 2,686,393 and 2,378,382 unvested employee options outstanding as of September 30, 2017, and 2016, respectively. Total expense recognized related to the employee stock options for the three months ended September 30, 2017 and 2016 was $1,323,198 and $1,056,672 respectively. Total expense recognized related to the employee stock options for the nine months ended September 30, 2017 and 2016 was $4,628,534 and $2,485,323 respectively. Total unrecognized compensation expense related to employee stock options was $13,416,502 as of September 30, 2017. During the nine months ended September 30, 2017, the Company recognized $830,997 in expenses for employee performance-based option awards.

The Company’s stock-based compensation expense was recognized in operating expense as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$771,018	$482,082	$2,030,447	$1,087,168
General and administrative	604,528	613,079	2,956,641	1,505,719
Total	$1,375,546	$1,095,161	$4,987,088	$2,592,887

The fair value of employee options granted during the three and nine months ended September 30, 2017 and 2016, respectively, was estimated by utilizing the following assumptions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	Weighted Average	Weighted Average	Weighted Average	Weighted Average
Volatility	79.35%	82.50%	80.39%	83.06%
Expected term in years	6.08	6.07	6.08	6.07
Dividend rate	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	1.86%	1.44%	2.06%	1.46%
Fair value of option on grant date	$5.63	$4.86	$6.26	$5.01

The fair value of nonemployee options granted and remeasured during the three and nine months ended September 30, 2017 and 2016, respectively, was estimated by utilizing the following assumptions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	Weighted Average	Weighted Average	Weighted Average	Weighted Average
Volatility	79.45%	82.10%	80.52%	82.95%
Expected term in years	3.77	4.82	4.36	5.01
Dividend rate	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	1.71%	1.19%	1.85%	1.20%
Fair value of option on grant date	$6.58	$4.58	$6.32	$4.92

The following table summarizes the number of options outstanding and the weighted average exercise price:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life in Years	Value
Options Outstanding December 31, 2016	2,987,729	$7.46	8.82	$837,036
Granted	1,502,993	8.97	9.42
Exercised	-	-
Forfeited	(200,502)	6.46
Options Outstanding September 30, 2017	4,290,220	$8.04	8.52	$10,754,162
Vested and expected to vest at September 30, 2017	4,290,220	$8.04	8.52	$10,754,162
Exercisable at September 30, 2017	1,559,494	$7.64	8.15	$4,440,846

At September 30, 2017 there was approximately $13,699,342 of unamortized share–based compensation expense, which is expected to be recognized over a remaining average vesting period of 2.75 years.

NOTE 8 – INCOME TAXES

The Company did not record a federal or state income tax provision for the periods presented as it has incurred net losses since inception. In addition, the net deferred tax assets generated from the net operating losses have been fully reserved as the Company believes it is not more likely than not that the benefit will be realized.

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

NOTE 10 – COLLABORATION AGREEMENT

Takeda Collaboration

On January 6, 2017, the Company entered into a license and collaboration agreement with Takeda, pursuant to which Takeda granted the Company an exclusive license to commercialize the compound TAK-935, which the Company now refers to as OV935, in certain territories, and a co-exclusive worldwide license, together with Takeda, to develop OV935. In consideration of certain license rights granted to the Company pursuant to the Takeda collaboration, the Company issued 1,781,996 shares of its Series B-1 Preferred Stock (Note 6), pursuant to a Series B-1 preferred stock purchase agreement entered into on January 6, 2017, at an ascribed price per share of $14.513 on January 6, 2017 for an aggregate fair value of $25,861,228, which was recorded as research and development expense at the date of the transaction. Under the Takeda collaboration, the Company is obligated to pay Takeda future payments if and when certain milestones are achieved. Upon the first patient enrollment in the first Phase 3 trial for the first of the initial indications the Company and Takeda are focusing on in the Takeda collaboration, the Company is obligated to issue to Takeda the number of unregistered shares of the Company’s common stock equal to the lesser of (a) 8% of the Company outstanding capital stock on the issuance date or (b) $50.0 million divided by the applicable share price, unless certain events occur. The remaining potential global commercial and regulatory milestone payments equal approximately $35.0 million and can be satisfied in cash or unregistered shares of the Company’s common stock at its election, unless certain events occur. During the three and nine months ended September 30, 2017, the Company recognized $790,962 and $3,567,110 respectively, in research and development expenses representing research and development expenses reimbursed to Takeda in respect of this collaboration agreement.  The 1,781,996 shares of Series B-1 Preferred Stock held by Takeda was automatically converted into 1,781,996 shares of the Company’s common stock upon the completion of its IPO.

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

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	For the Nine Months Ended September 30,
	2017	2016
Stock options to purchase common stock	4,290,220	2,978,660
Preferred stock convertible into common stock	-	7,981,351
Total	4,290,220	10,960,011

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

Since our inception, we have not generated any revenue and have funded our business primarily through the sale of our capital stock. Through September 30, 2017, we have raised net proceeds of $142.3 million from the sale of convertible preferred stock and our IPO. As of September 30, 2017, we had $96.0 million in cash and cash equivalents. We recorded net losses of $53.8 million, which includes a non-cash charge of $25.9 million related to our Takeda collaboration and $14.9 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, we had an accumulated deficit of approximately $89.8 million.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from period to period, depending on the timing of our planned clinical trials and expenditures on our other research and development and commercial development activities. We expect our expenses will increase substantially over time as we:

•	continue the ongoing and planned preclinical and clinical development of our drug candidates;
•	build a portfolio of drug candidates through the acquisition or in-license of drugs, drug candidates or technologies;
•	initiate preclinical studies and clinical trials for any additional drug candidates that we may pursue in the future;
•	seek marketing approvals for our current and future drug candidates that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure to commercialize any drug candidate for which we may obtain marketing approval;
•	develop, maintain, expand and protect our intellectual property portfolio;

•	implement operational, financial and management systems; and
•	attract, hire and retain additional administrative, clinical, regulatory and scientific personnel.

Preclinical/Clinical Development

•	Enrollment of patients continues in the Phase 2 STARS clinical trial of OV101 in adults with Angelman syndrome. Topline data from the STARS trial are expected to be available in 2018.
•

Results from a Phase 1 clinical trial to evaluate the safety, pharmacokinetics (PK) and tolerability of OV101 in adolescents diagnosed with Angelman syndrome or Fragile X syndrome are expected to be available by the end of 2017.

•	Juvenile animal toxicity studies with OV101 were successfully completed.
•

New positive preclinical data with OV101 demonstrating behavioral improvements in a model of Fragile X syndrome was announced.  In the study, we demonstrated that acute administration of 0.5 mg/kg of OV101 to Fmr1 knockout mice fully normalized behavioral abnormalities relevant to Fragile X syndrome (hyperactivity, anxiety, irritability and aggression, and restricted and repetitive behaviors). All effects were highly statistically significant (p < 0.001).

•	Pending the completion of the adolescent PK trial, initiation of clinical development in younger populations is planned.
•	OV101 was granted orphan drug designation from the U.S. Food and Drug Administration (FDA) for the treatment of Fragile X syndrome.
•

Enrollment of patients continues in a Phase 1b/2a clinical trial of TAK-935/OV935 in adults with rare developmental and/or epileptic encephalopathies. The primary endpoint of the study is to characterize the safety and tolerability of TAK-935/OV935. Secondary endpoints include evaluation of pharmacokinetic (PK) parameters. Exploratory endpoints include change from baseline in seizure frequency and 24-S-hydroxycholesterol (24HC) levels. Data from the Phase 1b/2a trial is expected in 2018.

•	With Takeda, we plan to study the role of 24HC as a plasma-based biomarker that can inform future clinical trial designs and help clinicians individualize the use of TAK-935/OV935.

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

Results of Operations

Comparison of the three months ended September 30, 2017 and 2016

The following table summarizes the results of our operations for the periods indicated:

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2017	2016	Change $
	(in thousands)
Research and development	$5,899	$2,699	$3,200
General and administrative	3,510	3,116	394
Total operating expenses	9,409	5,815	3,594
Loss from operations	(9,409)	(5,815)	(3,594)
Interest income	51	30	21
Loss	(9,358)	(5,785)	(3,573)
Net loss and comprehensive loss	$(9,358)	$(5,785)	$(3,573)

Research and Development Expenses

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2017	2016	Change $
	(in thousands)
Preclinical and development expense	$3,379	$1,535	$1,844
Payroll and payroll-related expenses	2,226	1,155	1,071
Other expenses	294	9	285
Total research and development	$5,899	$2,699	$3,200

Research and development expenses were $5.9 million for the three months ended September 30, 2017 compared to $2.7 million for the three months ended September 30, 2016. The increase of $3.2 million was primarily due to an increase in preclinical and development expenses for the clinical studies of OV101 and our Takeda collaboration expenses related to OV935. During the three months ended September 30, 2017, total research and development expenses consisted of $3.4 million in preclinical and development expenses, of which $0.8 million represents amounts reimbursable to Takeda in respect of the Takeda collaboration, $2.2 million in payroll and payroll-related expenses, of which $0.8 million related to stock-based compensation, due to increased headcount in the research and development department, and $0.3 million in other expenses. During the three months ended September 30, 2016, total research and development expenses consisted of $1.5 million in preclinical and development expenses and $1.2 million in compensation expenses, of which $0.5 million related to stock-based compensation.

General and Administrative Expenses

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2017	2016	Change $
	(in thousands)
Payroll and payroll-related expenses	$2,019	$1,592	$427
Legal and professional fees	851	758	93
General office expenses	640	766	(126)
Total general and administrative	$3,510	$3,116	$394

General and administrative expenses were $3.5 million for three months ended September 30, 2017 compared to $3.1 million for the three months ended September 30, 2016. The increase of $0.4 million was primarily due to the increase in payroll and payroll-

related expenses of $0.4 million because of increased headcount, as operations expanded, and increased costs associated with operating as a public company.

Interest Income (Expense), Net

Interest income increased to $51 thousand for the three months ended September 30, 2017 from $30 thousand for the three months ended September 30, 2016. The increase is attributable to increased interest on our cash and cash equivalents due to the proceeds received from our IPO.

Comparison of the nine months ended September 30, 2017 and 2016

The following table summarizes the results of our operations for the periods indicated:

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2017	2016	Change $
	(in thousands)
Research and development	$43,259	$5,595	$37,664
General and administrative	10,701	9,352	1,349
Total operating expenses	53,960	14,947	39,013
Loss from operations	(53,960)	(14,947)	(39,013)
Interest income	114	93	21
Loss	(53,846)	(14,854)	(38,992)
Net loss and comprehensive loss	$(53,846)	$(14,854)	$(38,992)

Research and Development Expenses

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2017	2016	Change $
	(in thousands)
Preclinical and development expense	$36,696	$2,285	$34,411
Payroll and payroll-related expenses	5,781	2,950	2,831
Other expenses	782	360	422
Total research and development	$43,259	$5,595	$37,664

Research and development expenses were $43.3 million for the nine months ended September 30, 2017 compared to $5.6 million for the nine months ended September 30, 2016. The increase of $37.7 million was primarily due to an increase in preclinical and development expenses for the clinical studies of OV101 and the issuance of Series B-1 Preferred Stock to Takeda as an upfront payment upon signing the collaboration agreement for OV935. During the nine months ended September 30, 2017, total research and development expenses consisted of $36.7 million in preclinical and development expenses, of which $25.9 million related to the issuance of Series B-1 Preferred Stock associated with the collaboration rights to OV935 and $3.6 million represents amounts reimbursable to Takeda in respect of the Takeda collaboration, $5.8 million in payroll and payroll-related expenses, of which $2.0 million related to stock-based compensation, due to increased headcount in the research and development department, and $0.8 million in other expenses. During the nine months ended September 30, 2016, total research and development expenses consisted of $2.3 million in preclinical and development expenses, $3.0 million in compensation expenses, of which $1.1 million related to stock-based compensation, and $0.4 million in other expenses.

General and Administrative Expenses

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2017	2016	Change $
	(in thousands)
Payroll and payroll-related expenses	$6,867	$5,068	$1,799
Legal and professional fees	2,558	3,002	(444)
General office expenses	1,276	1,282	(6)
Total general and administrative	$10,701	$9,352	$1,349

General and administrative expenses were $10.7 million for the nine months ended September 30, 2017 compared to $9.4 million for the nine months ended September 30, 2016. The increase of $1.3 million was primarily due to the increase in payroll and payroll-related expenses of $1.8 million because of increased headcount offset by a decrease in legal and professional fees of $0.4 million.

Interest Income

Interest income increased to $114 thousand for the nine months ended September 30, 2017 from $93 thousand for the nine months ended September 30, 2016. The increase is attributable to increased interest on our cash and cash equivalents due to the proceeds received from our IPO.

Liquidity and Capital Resources

Overview

As of September 30, 2017, we had total cash and cash equivalents of $96.0 million as compared to $51.9 million as of December 31, 2016. The $44.1 million increase in total cash was due primarily to the receipt of $66.7 million of net proceeds from the completion of our IPO, after deducting underwriting discounts and commissions and other expenses payable by us, mainly offset by operating expenses.

We have incurred losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the next several years. We incurred net losses of approximately $53.8 million, which includes a non-cash charge of $25.9 million related to our Takeda collaboration, and $14.9 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, we had an accumulated deficit of approximately $89.8 million, working capital of $92.3 million and cash and cash equivalents of $96.0 million.

We believe that our existing cash and cash equivalents as of September 30, 2017 will be sufficient to fund our current operating plans through at least the next 12 months.

Until such time, if ever, as we can generate revenue from drug sales, we expect to finance our cash needs through a combination of equity offerings, debt financings and potential collaborations, and license and development agreements. To the extent that we raise additional capital through future equity offerings or debt financings, ownership interests may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt and equity financings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. There can be no assurance that such financings will be obtained on terms acceptable to us, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us we may have to significantly delay, scale back or discontinue our research and development programs or future commercialization efforts. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties for one or more of our current or future drug candidates, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates or to grant licenses on terms that may not be favorable to us. Our failure to raise capital as and when needed would have a material adverse effect on our financial condition and our ability to pursue our business strategy.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2017	2016
	(in thousands)
Net cash provided by (used in):
Operating activities	$(22,464)	$(12,090)
Investing activities	(109)	(101)
Financing activities	66,676	-
Net increase (decrease) in cash and cash equivalents	$44,103	$(12,191)

Net Cash Used in Operating Activities

Net cash used in operating activities was $22.5 million for the nine months ended September 30, 2017 which consisted of net losses of $54.0 million offset by $30.9 million of net non-cash charges, of which $25.9 million related to the issuance of Series B-1 Preferred Stock associated with the collaboration rights to OV935 compared to $12.1 million for the nine months ended September 30, 2016, which consisted of net losses of $14.9 million offset by $2.6 million of net non-cash charges. The increase of $10.4 million in net cash used in operating activities was primarily due to an increase in our costs related to our research and development programs and an increase in our payroll and payroll-related expenses as the result of increased headcount as we continue to build our management team and expand our operations.

Net Cash Used in Investing Activities

Net cash used in investing activities was $109 thousand for the nine months ended September 30, 2017 compared to $101 thousand for the nine months ended September 30, 2016. The increase in cash used was primarily due to an increase in purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $66.6 million for the nine months ended September 30, 2017 was primarily due to the receipt of $66.7 million of net proceeds from our IPO, after deducting underwriting discounts and commissions and other offering expenses payable by us.

Contractual Obligations and Commitments

As of September 30, 2017, there were no other material changes in our contractual obligations from those disclosed in our Prospectus that forms a part of our Registration Statement on Form S-1 (File No. 333-217245), which was filed with the SEC pursuant to Rule 424 on May 5, 2017.

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

During the nine months ended September 30, 2017, except as described in Note 2 to the unaudited interim condensed financial statements, there were no material changes to our critical accounting policies as reported for the year ended December 31, 2016 as part of our Prospectus that forms a part of our Registration Statement on Form S-1 (File No. 333-217245), which was filed with the SEC pursuant to Rule 424 on May 5, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. As of September 30, 2017, we had cash equivalents of $96.0 million that were held in an interest-bearing money market account. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents in institutional market funds that are comprised of U.S. Treasury and U.S. Treasury-backed repurchase agreements.

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

As of September 30, 2017, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

As previously disclosed in Part 1, Item 1 of our Quarterly Report on Form 10-Q for the period ended June 30, 2017 (the “Second Quarter 10-Q”), in July 2017, a notice of opposition and petition for cancellation was filed at the Trademark Trial and Appeal Board of the U.S. Patent and Trademark Office by Ovid Technologies, Inc. (“OTI””) relating to certain current and pending trademarks.  We are currently in negotiations with OTI for the settlement of this matter.  Please refer to the Second Quarter 10-Q for additional information.

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

Since inception in April 2014, we have incurred significant operating losses. Our net loss for the three and nine months ended September 30, 2017 was $9.4 million and $53.8 million, respectively. As of September 30, 2017, we had an accumulated deficit of $89.8 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our drug candidates, as well as to building out our management team and infrastructure. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

As of September 30, 2017, our cash and cash equivalents was $96.0 million. We believe that the net proceeds from our IPO, together with our existing cash and cash equivalents, will fund our current operating plans through at least the next 12 months. However, our operating plans may change because of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.

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

While our OV101 Phase 2 trial remains on track to generate data in 2018, we are experiencing slower than expected enrollment in adult patients, and we may have difficulty demonstrating efficacy in this patient population.

The FDA has requested that we obtain certain pharmacokinetic, or PK, and tolerability data in adolescents prior to enrolling them in our clinical trials.  Accordingly, we commenced our Phase 2 trial of OV101 initially in adults over the age of 18 with Angleman syndrome and a Phase 1 trial evaluating PK and tolerability of OV101 in adolescents with Angeleman syndrome or Fragile X sundrome.

To date, enrollment of adults in the Phase 2 trial has been slower than we initially expected, but we do not expect this to affect our previously disclosed plan to release data from this trial in 2018. Genetic testing for Angelman syndrome is fairly new, and most patients who have been conclusively tested for Angelman syndrome are young. Because older patients often do not undergo genetic testing since there are currently no approved therapies for this disorder, we believe that many adult Angelman syndrome patients have not received a confirmed diagnosis of Angelman syndrome.

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

The FDA granted orphan drug designation for OV101 for the treatment of Angelman syndrome and for the treatment of Fragile X syndrome in September 2016 and October 2017, respectively. We intend to pursue orphan drug designation for OV101 in additional indications, as well as for OV935 and potential other future drug candidates. Obtaining orphan drug designations is important to our business strategy; however, obtaining an orphan drug designation can be difficult and we may not be successful in doing so. Even if we were to obtain orphan drug designation for a drug candidate, we may not obtain orphan exclusivity and that exclusivity may not effectively protect the drug from the competition of different drugs for the same condition, which could be approved during the exclusivity period. Additionally, after an orphan drug is approved, the FDA could subsequently approve another application for the same drug for the same indication if the FDA concludes that the later drug is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusive marketing rights in the United States also may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. The failure to obtain an orphan drug designation for any drug candidates we may develop, the inability to maintain that designation for the duration of the applicable period, or the inability to obtain or maintain orphan drug exclusivity could reduce our ability to make sufficient sales of the applicable drug candidate to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition.

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

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the PPACA was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The PPACA, among other things: (i) addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; (ii) increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations; (iii) establishes annual fees and taxes on manufacturers of certain branded prescription drugs; (iv) expands the availability of lower pricing under the 340B drug pricing program by adding new entities to the program; and (v) establishes a new

Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. Additionally, in the United States, the Biologics Price Competition and Innovation Act of 2009 created an abbreviated approval pathway for biologic drugs that are demonstrated to be “biosimilar or interchangeable” with an FDA-approved biologic drug. This new pathway could allow competitors to reference data from biologic drugs already approved after 12 years from the time of approval. This could expose us to potential competition by lower-cost biosimilars even if we commercialize a biologic drug candidate faster than our competitors. Some of the provisions of the PPACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the PPACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. The Trump administration has also announced that it will discontinue the payment of cost-sharing reduction (“CSR”) payments to insurance companies until Congress approves the appropriation of funds for the CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the PPACA. A bipartisan bill to appropriate funds for CSR payments has been introduced in the Senate, but the future of that bill is uncertain. Further, each chamber of Congress has put forth multiple bills this year designed to repeal or repeal and replace portions of the PPACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the PPACA. We continue to evaluate the effect that the PPACA and its possible repeal and replacement has on our business.

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

Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), which will be fully implemented in 2019. At this time, it is unclear how the introduction of the Medicare quality payment program will impact overall physician reimbursement. Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products.

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

Our commercial success depends, in part, upon our ability and the ability of our current or future collaborators to develop, manufacture, market and sell our current and any future drug candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and any future drug candidates and technology, including interference proceedings, post grant review and inter partes review before the USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could have a negative impact on our ability to commercialize our current and any future drug candidates. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. If we are found to infringe a third party’s valid and enforceable intellectual property rights, we could be required to obtain a license from such third party to continue developing, manufacturing and marketing our drug candidate(s) and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing and commercializing the infringing technology or drug candidate. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement could prevent us from manufacturing and commercializing our current or any future drug candidates or force us to cease some or all of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business, financial condition, results of operations and prospects.  See the section herein titled “Legal Proceedings” for additional information.

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

As of September 30, 2017, we had 38 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day operations and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational inefficiencies, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future drug candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance, our ability to commercialize drug candidates, develop a scalable infrastructure and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Based upon our shares of our common stock outstanding as of November 1, 2017, our executive officers, directors and principal stockholders, in the aggregate, beneficially own shares representing approximately 56.8% of our outstanding common stock.

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

As of September 30, 2017, we consumed approximately $9.3 million of net proceeds from the IPO, primarily to advance OV101 and OV935 through clinical trials, and for working capital and general corporate purposes.  We have the remaining net proceeds from the IPO in money market funds.

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

OVID THERAPEUTICS INC.

Date: November 9, 2017	By:	/s/ Jeremy M. Levin
Jeremy M. Levin
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2017	By:	/s/ Timothy Daly
Timothy Daly
Vice President, Finance and Corporate Controller (Principal Financial and Accounting Officer)