Form 10-Q
period 2018-03-31
Ovid Therapeutics Inc.
filed 2018-05-08
CIK 1636651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 1, 2018, the registrant had 24,623,467 shares of common stock, $0.001 par value per share, outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

OVID THERAPEUTICS INC.

Condensed Balance Sheets

	March 31,	December 31,
	2018	2017
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$29,202,559	$87,125,600
Short-term investments	44,955,987	-
Prepaid expenses and other current assets	1,529,694	1,462,448
Total current assets	75,688,240	88,588,048

Long term prepaid expenses	2,638,345	604,646
Security deposit	128,405	88,940
Property, plant and equipment, net	52,083	51,775
Other assets	160,390	124,194
Total assets	$78,667,463	$89,457,603

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,396,965	$2,025,766
Accrued expenses	4,182,299	3,995,334
Total current liabilities	6,579,264	6,021,100

Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares and no shares authorized at March 31, 2018 and December 31, 2017	-	-
Common stock, $0.001 par value; 125,000,000 shares authorized at March 31, 2018 and December 31, 2017, 24,617,979 and 24,606,256 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	24,618	24,606
Additional paid-in-capital	185,997,921	184,127,565
Accumulated other comprehensive loss	(35,914)	-
Accumulated deficit	(113,898,426)	(100,715,668)
Total stockholders' equity	72,088,199	83,436,503
Total liabilities and stockholders' equity	$78,667,463	$89,457,603

See accompanying notes to these unaudited condensed financial statements

OVID THERAPEUTICS INC.

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2018	2017
Operating expenses:
Research and development	$8,474,557	$31,284,429
General and administrative	4,955,307	2,977,864
Total operating expenses	13,429,864	34,262,293
Loss from operations	(13,429,864)	(34,262,293)
Interest income	247,106	23,483
Net loss	$(13,182,758)	$(34,238,810)
Net loss attributable to common stockholders	$(13,182,758)	$(34,238,810)
Net loss per share attributable to common stockholders, basic and diluted	$(0.54)	$(3.48)
Weighted-average common shares outstanding basic and diluted	24,609,050	9,838,590

See accompanying notes to these unaudited condensed financial statements

OVID THERAPEUTICS INC.

Condensed Statements of Comprehensive Loss

(unaudited)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2018	2017
Net loss	$(13,182,758)	$(34,238,810)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(35,914)	-
Comprehensive loss	$(13,218,672)	$(34,238,810)

See accompanying notes to these unaudited condensed financial statements

OVID THERAPEUTICS INC.

Condensed Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(13,182,758)	$(34,238,810)
Adjustments to reconcile net loss to cash used in operating activities:
Noncash research and development expense	-	25,861,228
Stock-based compensation expense	1,794,967	1,418,655
Depreciation and amortization	26,372	18,463
Change in accrued interest and accretion of discount on short-term investments	22,998	-
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(67,246)	(167,853)
Deferred transaction costs	-	(1,178,115)
Security deposit	(39,465)	(7,475)
Long term prepaid expenses	(2,033,699)	-
Accounts payable	365,454	718,752
Accrued expenses	186,965	411,731
Due from/ to related parties	-	7,369
Net cash used in operating activities	(12,926,412)	(7,156,055)

Cash flows from investing activities:
Purchases of short-term investments	(45,014,899)	-
Purchase of property and equipment	(7,581)	(12,131)
Software development and other assets	(49,550)	(40,439)
Net cash used in investing activities	(45,072,030)	(52,570)

Cash flows from financing activities:
Payments for transaction costs	-	(505,229)
Proceeds from employee stock purchase plan	62,723	-
Proceeds from exercise of options	12,678	-
Net cash provided by (used in) financing activities	75,401	(505,229)

Net decrease in cash and cash equivalents	(57,923,041)	(7,713,854)
Cash and cash equivalents, at beginning of period	87,125,600	51,939,661
Cash and cash equivalents, at end of period	$29,202,559	$44,225,807

See accompanying notes to these unaudited condensed financial statements

OVID THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

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

Since its inception, the Company has devoted substantially all its efforts to business development, research and development, recruiting management and technical staff, and raising capital, and has financed its operations through issuance of convertible preferred stock (“Preferred Stock”), common stock and other equity instruments. The Company has not generated any revenue. The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, and ability to secure additional capital to fund operations.

On May 10, 2017, the Company completed its initial public offering (“IPO”) of 5,000,000 shares of the Company's common stock at a public offering price of $15.00 per share. The gross proceeds from the IPO were $75.0 million and the net proceeds were $66.7 million, after deducting underwriting discounts and commissions and other offering expenses.  At the time of the IPO, the Series A Preferred Stock, the Series B Preferred Stock, and the Series B-1 Preferred Stock were converted into common stock (see Note 7).

The Company has incurred operating losses since inception and had an accumulated deficit of $113.9 million as of March 31, 2018. The Company expects to continue to incur net losses for at least the next several years and is highly dependent on its ability to find additional sources of funding in the form of debt or equity financing or expanded partnering arrangements to fund its operations. Management believes that the Company’s existing cash, cash equivalents, and short-term investments as of March 31, 2018, will be sufficient to fund its current operating plans through at least the next 12 months from the date of filing of the Company’s Quarterly Report on Form 10-Q. Adequate additional funding may not be available to the Company on acceptable terms or at all. The failure to raise capital as and when needed could have a negative impact on the Company’s financial condition and ability to pursue its business strategy. The Company may be required to delay, reduce the scope of or eliminate research and development programs, or obtain funds through arrangements with collaborators or others that may require the Company to relinquish rights to certain drug candidates that the Company might otherwise seek to develop or commercialize independently.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 29, 2018. There have been no material changes to the significant accounting policies during the period ended March 31, 2018, except for those listed below.

(A) Unaudited Interim Condensed Financial Statements

The interim condensed balance sheet at March 31, 2018, the condensed statements of operations and comprehensive loss for the three months ended March 31, 2018 and 2017, and condensed statements of cash flows for the three months ended March 31, 2018 and 2017 are unaudited. The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), and following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of its financial information. The results of operations for the three months ended March 31, 2018 and 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other future annual or interim period. The balance sheet as of December 31, 2017 included herein was derived from the audited financial statements as of that date. These interim condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K.

(B) Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ materially from those estimates.

(C) Fair Value of Financial Instruments

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

 The carrying amounts reported in the balance sheets for cash and cash equivalents approximate their fair value based on the short-term maturity of these instruments.

(D) Short-term Investments

Short-term investments consist of debt securities with maturities greater than ninety days from the date of purchase.  The Company classifies all of its investments as available-for-sale securities. Accordingly, these investments are recorded at fair value with unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Realized gains and losses, amortization and accretion of discounts and premiums will be included within net loss.

(E) Recent Accounting Pronouncements

Recent accounting standards which have been adopted

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. This new standard clarifies when to account for a change to the terms or conditions of share-based payment award as a modification. Under the new guidance, modification accounting is required unless the fair value, the vesting conditions, or the classification of the modified award remain the same as the original award. The adoption of this standard on January 1, 2018, did not have a material impact on the Company’s financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. ASU 2017-01 is effective for the Company as of January 1, 2018. The adoption of this standard on January 1, 2018, did not have a material impact on the Company’s financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new standard clarifies certain aspects of the statement of cash flows, including the classification of debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees and beneficial interests in securitization transactions. In situations in which cash receipts and payments have aspects of more than one class of cash flows and cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows for the item. The adoption of this standard on January 1, 2018 did not have a material impact on the Company’s statements of cash flows.

In January 2016 the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This new standard amends certain aspects of accounting and disclosure requirements for financial instruments, including the requirement that equity investments with readily determinable fair values are to be measured at fair value with any changes in fair value recognized in a company's results of operations. This new standard does not apply to investments accounted for under the equity method of accounting or those investments that result in consolidation of the investee. Equity investments that do not have readily determinable fair values may be measured at fair value or at cost minus impairment adjusted for changes in observable prices. A financial liability that is measured at fair value in accordance with the fair value option is required to be presented separately in other comprehensive income for the portion of the total change in the fair value resulting from change in the instrument-specific credit risk. In addition, a valuation allowance should be evaluated on deferred tax assets related to available-for-sale debt securities in combination with other deferred tax assets. The ASU makes targeted changes to the presentation requirements for financial instruments under current GAAP. All entities will be required to disclose financial assets and financial liabilities separately, grouped by measurement category (e.g., fair value, amortized cost, lower of cost or market) and form of financial asset (e.g., loans, securities). ASU 2016-01 is effective for the Company as of January 1, 2018. As the Company does not have equity investments, financial liabilities measured at fair value in accordance with the fair value option or deferred tax assets, the recognition and measurement guidance of this new standard is not applicable to the Company. However, since the Company does have financial asset investments, it has adopted the presentation and disclosure requirements of this standard.

New accounting standards which have not yet been adopted

On March 30, 2017, the FASB issued ASU 2017-08 that requires premiums on callable debt securities, that have explicit, non-contingent call features that are callable at fixed prices on preset dates, to be amortized to the earliest call date. The amortization period for callable debt securities purchased at a discount will not be impacted. Under current GAAP, premiums on callable debt securities are generally amortized over the contractual life of the security. The guidance is applicable to Ovid beginning on January 1, 2019. The Company will be impacted if it will have on January 1, 2019 callable debt purchased with a premium. However, based on the Company’s current investment strategy where it purchases debt securities with maturity dates of less than a year, it does not expect to have significant premiums for callable debt. The Company is in the process of assessing the impact of this standard on its financial statements.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (ASU 2016-13) "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including loans and trade and other receivables. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The standard also amends the impairment model for AFS debt securities and requires entities to determine whether all or a portion of the unrealized loss on an AFS debt security is a credit loss. Under the new guidance, an entity will recognize an allowance for credit losses on AFS debt securities as a contra-account to the amortized cost basis rather than as a direct reduction of the amortized cost basis of the investment, as is currently required. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019. The Company is in the process of assessing the impact of this standard on its financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 was issued to increase transparency and comparability among entities by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about lease arrangements. ASU 2016-02 is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company does not expect ASU 2016-02 to have a material impact on its financial statements.

NOTE 3 – PRECLINICAL AND CLINICAL AGREEMENTS

On August 26, 2016, the Company contracted with a clinical research organization for the study entitled “Safety and Efficacy of Gaboxadol in Angelman Syndrome: A Phase 2 Study of OV101 in adolescents and adults.” In connection with the execution of this contract, the Company provided an upfront retainer of $355,435. This retainer is reflected within current assets on the balance sheet. During the three months ended March 31, 2018 and 2017, the Company has expensed approximately $1,218,915 and $891,500 related to this contract, respectively.

NOTE 4 – CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

All short-term investments are classified as available-for-sale. The following tables summarize the fair value of cash, cash equivalents, short-term investments, and gross unrealized holding gains and losses as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Amortized	Gross unrealized	Gross unrealized	Estimated fair
	cost, as adjusted	holding gains	holding losses	value

Cash	$377,584	$-	$-	$377,584
Money market funds (a)	28,824,975	-	-	28,824,975
Total cash and cash equivalents	$29,202,559	$-	$-	$29,202,559

U.S. treasury notes (a)	$41,981,630	$-	$(26,945)	$41,954,685
Corporate bonds (a)	3,010,271	-	(8,969)	3,001,302
Total short-term investments	$44,991,901	$-	$(35,914)	$44,955,987

(a)  As of March 31, 2018, the Company's Level 1 assets consisted of money market funds, U.S. treasury notes, and corporate bonds totaling $73.8 million.  The Company had no level 2 or level 3 assets or liabilities as of March 31, 2018.

	December 31, 2017
	Amortized	Gross unrealized	Gross unrealized	Estimated fair
	cost, as adjusted	holding gains	holding losses	value

Cash	$526,648	$-	$-	$526,648
Money market funds (a)	86,598,952	-	-	86,598,952
Total cash and cash equivalents	$87,125,600	$-	$-	$87,125,600

U.S. treasury notes	$-	$-	$-	$-
Corporate bonds	-	-	-	-
Total short-term investments	$-	$-	$-	$-

(a) As of December 31, 2017, the Company's Level 1 assets consisted of money market funds totaling $86.6 million. The Company had no level 2 or level 3 assets or liabilities as of December 31, 2017.

As of March 31, 2018, and December 31, 2017, the aggregate fair value of securities that were in an unrealized loss position for less than 12 months was $45.0 million and zero, respectively. The Company did not hold any securities in an unrealized loss position for more than twelve months as of March 31, 2018. As of March 31, 2018, the Company did not intend to sell, and would not be more likely than not required to sell, the securities in an unrealized loss position before recovery of their amortized cost bases. Furthermore, the Company determined that there was no material change in the credit risk of these securities. As a result, the Company determined it did not hold any securities with any other-than-temporary impairment as of March 31, 2018.

There were no realized gains or losses on available-for-sale securities during the three months ended March 31, 2018.

NOTE 5 – PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

Property and equipment is summarized as follows:

	March 31,	December 31,
	2018	2017
Furniture and equipment	$112,066	$102,690
Less accumulated depreciation	(59,983)	(50,915)
Total property, plant and equipment, net	$52,083	$51,775

Depreciation expense was $9,068 and $5,329 for the three months ended March 31, 2018 and 2017, respectively.

Intangible assets, net of accumulated amortization, were $160,390 and $124,194 as of March 31, 2018 and December 31, 2017, respectively, and are included in other assets. Amortization expense was $17,304 and $13,134 for the three months ended March 31, 2018 and 2017, respectively.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	December 31,
	2018	2017
Collaboration agreement accrual	$432,706	$754,841
Payroll and bonus accrual	850,956	1,919,120
Professional fees accrual	669,526	321,852
Clinical trials accrual	2,078,343	753,018
Other	150,768	246,503
Total	$4,182,299	$3,995,334

NOTE 7 – STOCKHOLDERS’ EQUITY AND PREFERRED STOCK

The Company’s capital structure consists of common stock and preferred stock.

Upon inception, the Company was initially authorized to issue 1,000 shares of common stock at $0.001 par value per share. The Company’s certificate of incorporation was amended on January 6, 2017 to increase the authorized shares of common stock available for issuance to 62,000,000 at $0.001 par value, and shares of Preferred Stock to 20,991,252.

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

NOTE 8 – STOCK-BASED COMPENSATION

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

The Company's Board of Directors adopted and the Company's stockholders approved the 2017 equity incentive plan (“2017 Plan”), which became effective immediately prior to the execution of the underwriting agreement related to the IPO on May 4, 2017. The initial reserve of shares of common stock under the 2017 Plan was 3,052,059 shares.  The 2017 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards, and other forms of stock-based awards.  Additionally, the 2017 Plan provides for the grant of performance cash awards. The Company's employees, officers, directors and consultants and advisors are eligible to receive awards under the 2017 Plan.  Upon the adoption of the 2017 Plan, no further awards will be granted under the 2014 Plan. Pursuant to the terms of the 2017 Plan, on each January 1st, the plan limit shall be increased by the lesser of (x) 5% of the number of shares of common stock outstanding as of the immediately preceding December 31 and (y) such lesser number as the Board of Directors may determine in its discretion.  Accordingly, on January 1, 2018, an additional 1,230,312 shares were reserved for issuance under the 2017 Plan. As of March 31, 2018, there were 3,129,454  shares of the Company’s common stock reserved for issuance under the 2017 Plan.

The Company's Board of Directors adopted and the Company's stockholders approved the 2017 employee stock purchase plan (the “2017 ESPP”), which became effective immediately prior to the execution of the underwriting agreement related to the IPO on May 4, 2017. The initial reserve of shares of common stock that may be issued under the 2017 ESPP was 279,069 shares. On September 20, 2017, the Company’s Compensation Committee approved an offering period under the 2017 ESPP, which began on October 20, 2017. The ESPP allows employees to purchase common stock of the Company at a 15% discount to the market price on designated purchase dates. During the three months ended March 31, 2018, 9,972 shares were purchased under the ESPP and the Company recorded expense of $16,869. The number of shares of common stock reserved for issuance under the 2017 ESPP will automatically increase on January 1 of each year, beginning on January 1, 2018 and continuing through and including January 1, 2027, by the lesser of (i) 1% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, (ii) 550,000 shares or (iii) such lesser number of shares determined by our Board. On January 1, 2018, an additional 246,062 shares were reserved for issuance under the 2017 ESPP. As of March 31, 2018, there were 515,159 shares of the Company’s common stock reserved for issuance under the 2017 ESPP.

Unless specified otherwise in an individual option agreement, stock options granted under the 2014 Plan and 2017 Plan generally have a ten-year term and a four-year graded vesting period. The vesting requirement is conditioned upon the grantee’s continued service with the Company during the vesting period. Once vested, all awards are exercisable from the date of grant until they expire. The option grants are non-transferable. Vested options generally remain exercisable for 90 days subsequent to the termination of the option holder’s service with the Company. In the event of option holder’s death or disability while employed by or providing service to the Company, the exercisable period extends to 12 months.

Performance-based option awards generally have similar vesting terms, with vesting commencing on the date the performance condition is achieved and expire in accordance to the specific terms of the agreement. At March 31, 2018, there were 50,000 performance-based options outstanding and unvested.

The fair value of options granted during the three months ended March 31, 2018 and 2017 was estimated using the Black-Scholes option valuation model. The inputs for the Black-Scholes option valuation model require management’s significant assumptions and are detailed in the table below. Prior to the IPO, the common stock price was determined by the Board of Directors. In the absence of market data for the Company’s common stock, the Board of Directors considered various factors in estimating the fair value of the common stock at the time of each option grant which included but was not limited to the common stock valuation performed by a third party independent valuation firm, the Company’s performance and future economic outlook, the potential financing available to the Company, and the valuation of common stock of similar companies in the industry. The risk-free interest rates were based on the rate for U.S. Treasury securities at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected life was based on the simplified method in accordance with the SEC Staff Accounting Bulletin Nos. 107 and 110. The expected volatility was estimated based on historical volatility information of peer companies that are publicly available.

All assumptions used to calculate the grant date fair value of nonemployee options are generally consistent with the assumptions used for options granted to employees. In the event the Company terminates any of its consulting agreements, the unvested options underlying the agreements would also be cancelled. Unvested nonemployee options are marked-to-market at each reporting period.

The Company granted zero and 27,906 stock options to nonemployee consultants for services rendered during the three months ended March 31, 2018 and 2017, respectively. There were 29,798, and 58,868 unvested nonemployee options outstanding as of March 31, 2018, and 2017, respectively. Total expense recognized related to the nonemployee stock options for the three months ended March 31, 2018, and 2017 was $43,843, and $233,958, respectively. Total unrecognized compensation expenses related to the nonemployee stock options was $148,200 as of March 31, 2018. During the three months ended March 31, 2018 and 2017, the Company recognized zero and $162,700 in expenses for nonemployee performance-based option awards, respectively.

The Company granted 976,476 and 1,017,441 stock options to employees during the three months ended March 31, 2018 and 2017 respectively. There were 3,043,757 and 2,794,997 unvested employee options outstanding as of March 31, 2018, and 2017, respectively. Total expense recognized related to the employee stock options for the three months ended March 31, 2018 and 2017 was $1,734,256 and $1,184,696 respectively. Total unrecognized compensation expense related to employee stock options was $16,721,386 as of March 31, 2018.

The Company’s stock-based compensation expense was recognized in operating expense as follows:

	For the Three Months Ended March 31,
	2018	2017
Research and development	$738,789	$670,175
General and administrative	1,056,178	748,479
Total	$1,794,967	$1,418,654

The fair value of employee options granted during the three months ended March 31, 2018 and 2017 was estimated by utilizing the following assumptions:

	For the Three Months Ended March 31,
	2018	2017
	Weighted Average	Weighted Average
Volatility	82.97%	80.79%
Expected term in years	6.08	6.08
Dividend rate	0.00%	0.00%
Risk-free interest rate	2.53%	2.12%
Fair value of option on grant date	$6.46	$5.95

The fair value of nonemployee options granted and remeasured during the three months ended March 31, 2018 and 2017 was estimated by utilizing the following assumptions:

	For the Three Months Ended March 31,
	2018	2017
	Weighted Average	Weighted Average
Volatility	90.76%	75.34%
Expected term in years	3.47	4.57
Dividend rate	0.00%	0.00%
Risk-free interest rate	2.42%	1.92%
Fair value of option on grant date	$5.08	$7.44

The following table summarizes the number of options outstanding and the weighted average exercise price:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life in Years	Value
Options Outstanding December 31, 2017	4,298,802	$8.07	8.32	$8,174,686
Granted	976,476	9.02	9.06
Exercised	(1,751)	7.24
Forfeited	(16,633)	7.63
Options Outstanding March 31, 2018	5,256,894	$8.25	8.38	$1,043,074
Vested and exercisable at March 31, 2018	2,183,339	$7.78	7.79	$713,581

At March 31, 2018 there was approximately $16,869,586 of unamortized share–based compensation expense, which is expected to be recognized over a remaining average vesting period of 2.74 years.

NOTE 9 – INCOME TAXES

The Company did not record a federal or state income tax provision for the periods presented as it has incurred net losses since inception. In addition, the net deferred tax assets generated from the net operating losses have been fully reserved as the Company believes it is not more likely than not that the benefit will be realized.

During the three months ended March 31, 2018 and 2017, the Company recorded a $186,218 and $200,251 refundable credit towards future New York City tax expense as a reduction to operating expenses, respectively. The credit is for qualified emerging technology companies focused on biotechnology located in New York City.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

On December 15, 2016, the Company entered into a license agreement with Northwestern University, (“Northwestern”), pursuant to which Northwestern granted the Company an exclusive, worldwide license to patent rights in certain inventions, (“Northwestern Patent Rights”), which relate to a specific compound and related methods of use for such compound, along with certain Know-How related to the practice of the inventions claimed in the Northwestern Patents.

Under the Northwestern agreement, the Company was granted exclusive rights to research, develop, manufacture and commercialize products utilizing the Northwestern Patent Rights for all uses. The Company has agreed that it will not use the Northwestern Patent Rights to develop any products for the treatment of cancer, but Northwestern may not grant rights in the technology to others for use in cancer. The Company also has an option, exercisable during the term of the agreement to an exclusive license under certain intellectual property rights covering novel compounds with the same or similar mechanism of action as the primary compound that is the subject of the license agreement.  Northwestern has retained the right, on behalf of itself and other non-profit institutions, to use the Northwestern Patent Rights and practice the inventions claimed therein for educational and research purposes and to publish information about the inventions covered by the Northwestern Patent Rights.

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

NOTE 11 – COLLABORATION AGREEMENT

Takeda Collaboration

On January 6, 2017, the Company entered into a license and collaboration agreement with Takeda, pursuant to which Takeda granted the Company an exclusive license to commercialize the compound TAK-935, which the Company now refers to as OV935, in certain territories, and a co-exclusive worldwide license, together with Takeda, to develop OV935. In consideration of certain license rights granted to the Company pursuant to the Takeda collaboration, the Company issued 1,781,996 shares of its Series B-1 Preferred Stock, pursuant to a Series B-1 preferred stock purchase agreement entered into on January 6, 2017, at an ascribed price per share of $14.513 on January 6, 2017 for an aggregate fair value of $25,861,228, which was recorded as research and development expense at the date of the transaction. Under the Takeda collaboration, the Company is obligated to pay Takeda future payments if and when certain milestones are achieved. Upon the first patient enrollment in the first Phase 3 trial for the first of the initial indications the Company and Takeda are focusing on in the Takeda collaboration, the Company is obligated to issue to Takeda the number of unregistered shares of the Company’s common stock equal to the lesser of (a) 8% of the Company outstanding capital stock on the issuance date or (b) $50.0 million divided by the applicable share price, unless certain events occur. The remaining potential global commercial and regulatory milestone payments equal approximately $35.0 million and can be satisfied in cash or unregistered shares of the Company’s common stock at its election, unless certain events occur. During the three months ended March 31, 2018 and 2017, the Company recognized $432,707 and $1,534,106 respectively, in research and development expenses representing research and development expenses reimbursed to Takeda in respect of this collaboration agreement.  The 1,781,996 shares of Series B-1 Preferred Stock held by Takeda was automatically converted into 1,781,996 shares of the Company’s common stock upon the completion of its IPO.

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

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	For the Three Months Ended March 31,
	2018	2017
Stock options to purchase common stock	5,256,894	3,893,542
Preferred stock convertible into common stock	-	9,763,347
Total	5,256,894	13,656,889

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission (“SEC”) on March 29, 2018. In addition to historical financial information, the following discussion contains forward-looking statements based upon our current plans, expectations and beliefs that involve risks, uncertainties and assumptions. Our actual results may differ materially from those described in or implied by these forward-looking statements because of many factors, including those set forth under the section titled “Risk Factors” in Part II, Item 1A.

Overview

We are a biopharmaceutical company focused exclusively on developing impactful medicines for patients and families living with rare neurological disorders. We believe these disorders represent an attractive area for drug development as the understanding of the underlying biology has grown meaningfully over the last few years; yet has remained underappreciated by the industry. Our experienced team began with a vision to integrate the biology and symptomology of rare neurological conditions to employ innovative research and clinical strategies for the development of our drug candidates. Based on recent scientific advances in genetics and the biological pathways of the brain, we created a proprietary map of disease-relevant pathways and used it to identify and acquire novel compounds for the treatment of rare neurological disorders. We are executing on our strategy by in-licensing and collaborating with leading biopharmaceutical companies and academic institutions. We are developing a robust pipeline of clinical assets with an initial focus on neurodevelopmental disorders and developmental and epileptic encephalopathies (“dEE”). Our most advanced candidate, OV101, has completed randomization of a Phase 2 trial, which is primarily a safety trial with exploratory efficacy parameters, in adults and adolescents with Angelman syndrome. We completed a Phase 1 trial in adolescents with Angelman syndrome or Fragile X syndrome in which, OV101 was found to be generally well tolerated and its pharmacokinetic (“PK’), profile in adolescents was similar to previous data generated in young adults.  Along with our collaborator, Takeda Pharmaceutical Company Limited, (“Takeda”), we initiated patient recruitment in our Phase 1b/2a trial of OV935 in adults with dEE in June 2017.  We expect data from the OV101 STARS trial in the third quarter of 2018 and data from the phase 1b/2a trial of OV935 in the second half of 2018.

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

On May 10, 2017, we completed our initial public offering (“IPO”), of 5,000,000 shares of our common stock at a public offering price of $15.00 per share. The gross proceeds from the IPO were $75.0 million and the net proceeds were $66.7 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.

Since our inception, we have not generated any revenue and have funded our business primarily through the sale of our capital stock. Through March 31, 2018, we have raised net proceeds of $142.3 million from the sale of convertible preferred stock and our IPO. As of March 31, 2018, we had $29.2 million in cash and cash equivalents and $45.0 million in short-term investments. We recorded net losses of $13.2 million and $34.2 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of approximately $113.9 million.

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

Preclinical/Clinical Development

•

We completed patient enrollment in the Phase 2 STARS clinical trial of OV101 in adults and adolescents with Angelman syndrome and expect topline data from the STARS trial to be available in the third quarter of 2018.

•

We plan to initiate a Phase 2 multi-dose, three-arm clinical trial evaluating OV101 for the treatment of adolescent and young adults with Fragile X syndrome in 2018. The trial is expected to enroll up to 30 males ages 13 to 22 diagnosed with Fragile X syndrome. The primary endpoint is safety and tolerability. Secondary endpoints are expected to include an evaluation of changes in behavior during 12 weeks of treatment with OV101.

•

The U.S. Patent and Trademark Office (“USPTO”) recently granted Ovid a new patent directed to methods of treating Fragile X syndrome using OV101. The issued patent expires in 2035 without regulatory extensions.

•	OV101 was recently granted fast track designation by the U.S. Food and Drug Administration (“FDA”) for the treatment of both Angelman syndrome and Fragile X syndrome.
•

Enrollment of patients continues in a Phase 1b/2a clinical trial of OV935 in adults with rare developmental and/or epileptic encephalopathies. The primary endpoint of the study is to characterize the safety and tolerability of OV935. Secondary endpoints include evaluation of PK parameters. Exploratory endpoints include change from baseline in seizure frequency and 24-S-hydroxycholesterol (24HC) levels. Data from the Phase 1b/2a trial is expected in the second half of 2018.

•	In 2018, Ovid and Takeda plan to initiate additional Phase 2 studies with OV935 in younger patient populations with dEE and additional rare epilepsies.
•	With Takeda, we plan to study the role of 24HC as a plasma-based biomarker that can inform future clinical trial designs and help clinicians individualize the use of OV935.
•	The FDA has recently granted orphan drug designations for TAK-935 for the treatment of both Dravet syndrome and Lennox-Gastaut syndrome, two types of dEE.
•

Ovid plans to present preclinical data for two of its programs at the 14th Eilat Conference on New Antiepileptic Drugs and Device (EILAT XIV) taking place May 13 -16, 2018 in Madrid, Spain. The oral presentations are expected to include new preclinical data for OV935 in dEE, and the first presentation of preclinical data for OV329, a next generation GABA aminotransferase (GABA-AT) inhibitor with the potential to treat treatment-resistant epilepsy.

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

General and Administrative Expenses

General and administrative expenses consist primarily of employee-related expenses, including salaries, benefits and stock-based compensation expense, related to our executive, finance, business development and support functions. Other general and administrative expenses include costs associated with operating as a public company, travel expenses, conferences, professional fees for auditing, tax and legal services and facility-related costs.

We expect that general and administrative expenses will increase in the future as we expand our operating activities and incur additional costs associated with being a publicly traded company. These increases will include legal and accounting fees, costs associated with maintaining compliance with The Nasdaq Global Select Market LLC and the SEC, directors’ and officers’ liability insurance premiums and fees associated with investor relations. In addition, if our current or future drug candidates are approved for sale, we expect that we would incur expenses associated with building our commercial and distribution infrastructure.

Interest Income

Interest income consists of interest income earned on our cash, cash equivalents, and short-term investments maintained in money market funds, U.S. treasury notes, and corporate bonds.

Results of Operations

Comparison of the three months ended March 31, 2018 and 2017

The following table summarizes the results of our operations for the periods indicated:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2018	2017	Change $
	(in thousands)
Research and development	$8,475	$31,284	$(22,809)
General and administrative	4,955	2,978	1,977
Total operating expenses	13,430	34,262	(20,832)
Loss from operations	(13,430)	(34,262)	20,832
Interest income	247	23	224
Net Loss	$(13,183)	$(34,239)	$21,056

Research and Development Expenses

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2018	2017	Change $
	(in thousands)
Preclinical and development expense	$4,990	$29,432	$(24,442)
Payroll and payroll-related expenses	2,766	1,645	1,121
Other expenses	719	207	512
Total research and development	$8,475	$31,284	$(22,809)

Research and development expenses were $8.5 million for the three months ended March 31, 2018 compared to $31.3 million for the three months ended March 31, 2017. The decrease of $22.8 million was primarily due to the issuance of Series B-1 Preferred Stock to Takeda as an upfront payment upon signing the collaboration agreement during the three months ended March 31, 2017. During the three months ended March 31, 2018, total research and development expenses consisted of $5.0 million in preclinical and development expenses, of which $0.4 million represents amounts reimbursable to Takeda in respect of the Takeda collaboration, $2.8 million in payroll and payroll-related expenses, of which $0.7 million related to stock-based compensation, and $0.7 million in other expenses. During the three months ended March 31, 2017, total research and development expenses consisted of $29.4 million in preclinical and development expenses of which $25.9 million related to the issuance of Series B-1 Preferred Stock associated with the collaboration rights to OV935, $1.6 million in Takeda alliance costs, $1.6 million in payroll and payroll-related expenses, of which $0.7 million related to stock-based compensation, due to increased headcount in the research and development department, and $0.2 million in other expenses.

General and Administrative Expenses

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2018	2017	Change $
	(in thousands)
Payroll and payroll-related expenses	$2,638	$1,989	$649
Professional fees	1,532	754	778
General office expenses	785	235	550
Total general and administrative	$4,955	$2,978	$1,977

General and administrative expenses were $5.0 million for the three months ended March 31, 2018 compared to $3.0 million for the three months ended March 31, 2017. The increase of $2.0 million primarily consisted of increases in payroll and payroll-related expenses of $0.6 million due to increased headcount, which includes increases of $0.3 million in stock-based compensation, and an increase of $0.8 million due to increased professional fees associated with operating as a public company.

Interest Income

Interest income increased to $247 thousand for the three months ended March 31, 2018 from $23 thousand for the three months ended March 31, 2017. The increase is attributable to increased interest and investment income on our cash, cash equivalents and short-term investments due to the investment of the net proceeds received from our IPO.

Liquidity and Capital Resources

Overview

As of March 31, 2018, we had total cash, cash equivalents and short-term investments of $74.2 million as compared to $ 87.1 million of cash and cash equivalents as of December 31, 2017. The $12.9 million decrease in total cash, cash equivalents, and short-term investments was due primarily to funding of operations, which mainly consisted of research and development activities and general and administrative activities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in cash and money market bank accounts and short-term investments, all of which have maturities of less than one year.

We have incurred losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the next several years. We incurred net losses of approximately $13.2 million and $34.2 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of approximately $113.9 million and working capital of $69.1 million.

We believe that our existing cash, cash equivalents, and short-term investments as of March 31, 2018 will be sufficient to fund our current operating plans through at least the next 12 months from the filing of this Quarterly Report on Form 10-Q.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$(12,926)	$(7,156)
Investing activities	(45,072)	(53)
Financing activities	75	(505)
Net decrease in cash and cash equivalents	$(57,923)	$(7,714)

Net Cash Used in Operating Activities

Net cash used in operating activities was $12.9 million for the three months ended March 31, 2018, which consisted of net losses of $13.2 million offset by $1.8 million of net non-cash charges, compared to $7.2 million for the three months ended March 31, 2017. The increase of $5.7 million in net cash used in operating activities was primarily due to an increase in our costs related to our research and development programs and an increase in our payroll and payroll-related expenses as the result of increased headcount as we continue to build our management team and expand our operations.

Net Cash Used in Investing Activities

Net cash used in investing activities was $45.0 million for the three months ended March 31, 2018 compared to $53 thousand for the three months ended March 31, 2017. The increase in net cash used for investing activities was primarily due to purchases of investments in short-term investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $75 thousand for the three months ended March 31, 2018 was primarily due to the proceeds from the exercise of stock options and purchases of shares under the 2017 employee stock purchase plan. Net cash used in financing activities of $0.5 million for the three months ended March 31, 2017 was primarily for transaction costs related to our IPO.

Contractual Obligations and Commitments

As of March 31, 2018, there were no other material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K, which was filed with the SEC on March 29, 2018.

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

During the three months ended March 31, 2018, there were no material changes to our critical accounting policies as reported for the year ended December 31, 2017 as part of our Annual Report on Form 10-K, which was filed with the SEC on March 29, 2018.  In addition, see Note 2 of our Condensed Financial Statements under the heading “Recent Accounting Pronouncements” for new accounting pronouncements or changes to the recent accounting pronouncements during the three months ended March 31, 2018.

Emerging Growth Company Status

We are an “emerging growth company” (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and may remain an emerging growth company for up to five years. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies.

We have taken advantage of reduced reporting requirements in this report and may continue to do so until such time that we are no longer an emerging growth company. We will remain an “emerging growth company” until the earliest of (a) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more, (b) December 31, 2022, the last day of the fiscal year following the fifth anniversary of the completion of the our IPO, (c) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.  Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period for complying with new or revised accounting standards. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. As of March 31, 2018, we had cash equivalents of $29.2 million that were held in an interest-bearing money market account and $45 million of short-term investments invested in treasury notes and corporate bonds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and short-term investments and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in institutional market funds that are comprised of U.S. Treasury and U.S. Treasury-backed repurchase agreements as well as treasury notes and high quality short-term corporate bonds.

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

As of March 31, 2018, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

As previously disclosed in Part 1, Item 1 of our Quarterly Report on Form 10-Q for the period ended June 30, 2017 (the “Second Quarter 10-Q”), in July 2017, a notice of opposition and petition for cancellation was filed at the Trademark Trial and Appeal Board of the USPTO by Ovid Technologies, Inc. (“OTI””) relating to certain current and pending trademarks.  We are currently in negotiations with OTI for the settlement of this matter.  Please refer to the Second Quarter 10-Q for additional information.

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

Since inception in April 2014, we have incurred significant operating losses. Our net loss for the three months ended March 31, 2018 and 2017 was $13.2 million and $34.3 million, respectively. As of March 31, 2018, we had an accumulated deficit of $113.9 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our drug candidates, as well as hiring employees and building our infrastructure. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

In addition, because of the numerous risks and uncertainties associated with pharmaceutical products and development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Our expenses could increase and profitability could be further delayed if we decide to or are required by the FDA, or other regulatory authorities such as the European Medicines Agency, (“EMA”), to perform studies or trials in addition to those currently expected, or if there are any delays in the development, or in the completion of any planned or future preclinical studies or clinical trials of our current and future drug candidates. Even if we complete the development and regulatory processes described above, we anticipate incurring significant costs associated with launching and commercializing our current and future drug candidates.

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

We are a clinical-stage company founded in April 2014. Our operations have consumed substantial amounts of cash since our inception, primarily due to organizing and staffing our company, business planning, raising capital, acquiring assets and undertaking the development of OV101 and OV935. We have not yet demonstrated the ability to, obtain marketing approvals, manufacture a commercial-scale drug or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had more experience developing drug candidates.

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

•	effectively addressing any competing technological and market developments;
•	implementing additional internal systems and infrastructure, as needed;
•	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations pursuant to such arrangements;
•	our ability to obtain and maintain orphan drug exclusivity for any of our current and future drug candidates for which we obtain regulatory approval;
•	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how
•	avoiding and defending against third-party interference or infringement claims; and
•	securing appropriate pricing in the United States, the European Union and other countries.

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

As of March 31, 2018, our cash, cash equivalents and short-term investments was $74.2 million. We believe that our existing cash, cash equivalents and short-term investments, will fund our current operating plans through at least 12 months from the filing of this Quarterly Report on Form 10-Q. However, our operating plans may change because of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.

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

We acquired rights to OV101, pursuant to a license agreement with H. Lundbeck A/S (“Lundbeck”) in March 2015 (the “Lundbeck agreement”). Under the Lundbeck agreement, we are subject to significant obligations, including payment obligations upon achievement of specified milestones and royalties on drug sales, as well as other material obligations. We are obligated to pay Lundbeck milestone payments up to an aggregate of $181.0 million upon the achievement of certain development, regulatory and sales milestone events. In addition, we are obligated to pay Lundbeck tiered royalties based on net sales of OV101. If these payments become due under the terms of the Lundbeck agreement, we may not have sufficient funds available to meet our obligations and our development efforts may be harmed.

We also acquired rights to OV935 pursuant to a license and collaboration agreement with Takeda (the “Takeda collaboration”) in January 2017. Under the Takeda collaboration, we are obligated to pay Takeda future payments upon achievement of specified milestones. Upon the first patient enrollment in the first Phase 3 trial for the first of the initial indications we and Takeda are focusing on pursuant to the Takeda collaboration, we are obligated to issue to Takeda the number of unregistered shares of our common stock equal to the lesser of (i) 8% of our outstanding capital stock on the issuance date or (ii) $50.0 million divided by the applicable share price, unless certain events occur. In the event such payment would cause Takeda to own over 19.99% of our outstanding capital stock or other events occur, such payment must be paid in cash. The remaining potential global commercial and regulatory milestone payments equal approximately $35.0 million and can be satisfied in cash or unregistered shares of our common stock at our election, unless certain events occur in which Takeda can require us to pay such payments in cash. If these payments become due under the terms of the Takeda collaboration and we can only pay, or choose to pay, these payments in cash, we may not have sufficient funds available to meet our obligations and our development efforts may be harmed.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses since inception and do not expect to become profitable in the near future, if ever. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating losses (“NOLs”) and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of shifts in our stock ownership (some of which shifts are outside our control). As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income will be subject to limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes, which could negatively impact our future cash flows.

Comprehensive tax reform legislation could adversely affect our business and financial condition.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law. The Tax Act, among other things, contains significant changes to corporate taxation, including (i) reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, (ii) limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), (iii) limitation of the deduction for net operating losses to 80% of current year taxable income in respect of net operating losses generated during or after 2018 and elimination of net operating loss carrybacks, (iv) one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, (v) immediate deductions for certain new investments instead of deductions for depreciation expense over time, and (vi) modifying or repealing many business deductions and credits. Any federal net operating loss incurred in 2018 and in future years may now be carried forward indefinitely pursuant to the Tax Act. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. We will continue to examine the impact the Tax Act may have on our business.

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

Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a drug candidate. Frequently, drug candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. For instance, although OV101 was observed to have a favorable safety and oral bioavailability profile in previously conducted clinical trials in primary insomnia and in a Phase 1 study in adolescents diagnosed with Angelman syndrome or Fragile X syndrome, OV101 has not been previously tested for efficacy in patients with Angelman syndrome and Fragile X syndrome and OV935 has not been tested for efficacy in patients with dEE and the FDA has not yet made any determination regarding safety and efficacy of either OV101 or OV935 in these indications. The results from preclinical studies of OV101 and OV935 in animal models and the results from the OV101 clinical trials in primary insomnia may not be predictive of the effects of these compounds in patients with the targeted disease. Our approach of targeting the extrasynaptic GABAA receptor with OV101 and cholesterol 24-hydroxylase with OV935 are both novel and unproven and as such, the cost and time needed to develop OV101 and OV935 is difficult to predict and our efforts may not be successful. If we do not observe favorable results in clinical trials of our drug candidates, we may decide to delay or abandon clinical development of such drug candidate. Any such delay or abandonment could harm our business, financial condition, results of operations and prospects.

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

Before obtaining marketing approval from regulatory authorities for the sale of our drug candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the drug candidate for its intended indications. Clinical trials are expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

•	delays in reaching a consensus with regulatory authorities on trial design;
•	delays in reaching agreement on acceptable terms with prospective clinical research organizations (“CROs”) and clinical trial sites;
•	delays in opening sites and recruiting suitable patients to participate in our clinical trials;
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

Additionally, if the results of our clinical trials are inconclusive or if there are safety concerns or serious adverse events associated with our drug candidates, we may:

•	be delayed in obtaining marketing approval, if at all;
•	obtain approval for indications or patient populations that are not as broad as intended or desired;
•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
•	be subject to additional post-marketing testing requirements;
•	be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements;
•	have regulatory authorities withdraw, or suspend, their approval of the drug or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy (“REMS”);
•	be subject to the addition of labeling statements, such as warnings or contraindications;
•	be sued; or
•	experience damage to our reputation.

Our drug development costs will also increase if we experience delays in testing or obtaining marketing approvals. We do not know whether any of our preclinical studies or clinical trials will begin as planned, need to be restructured or be completed on schedule, if at all.

Further, we, the FDA or an institutional review board (“IRB”) may suspend our clinical trials at any time if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, including the FDA’s current Good Clinical Practice (“GCP) regulations, that we are exposing participants to unacceptable health risks, or if the FDA finds deficiencies in our investigational new drug (“IND”) applications or the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our drug candidates could be negatively impacted, and our ability to generate revenues from our drug candidates may be delayed.

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

The FDA has requested that we obtain certain PK and tolerability data in adolescents prior to enrolling them in our clinical trials.  Therefore, we conducted a Phase 1 trial evaluating PK and tolerability of OV101 in adolescents with Angelman syndrome or Fragile X syndrome.

After the completion of the Phase 1 trial in adolescents, which showed that PK parameters in adolescents with Angelman and Fragile X syndrome were not significantly different from previous data generated in young adults, we subsequently amended the Phase 2 adult trial to include both adults and adolescents.

Our primary endpoint in the Phase 2 trial of OV101 in adults and adolescents with Angelman syndrome is safety and tolerability. While we are also evaluating indications of efficacy as exploratory endpoints, this is primarily a safety trial that is designed to provide a proof-of-concept on the efficacy parameters. Hence, we do not know whether we will be able to obtain a statistically significant result in any of these exploratory endpoints. The trial is now fully enrolled and we expect to release data from this trial in the third quarter of 2018.

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

For OV101, the FDA granted orphan drug designation for the treatment of Angelman syndrome and for the treatment of Fragile X syndrome in September 2016 and October 2017, respectively, and fast track designation for the treatment of Angelman Syndrome and Fragile X syndrome in December 2017 and March 2018, respectively. The FDA granted orphan drug designation for OV935 for the treatment of Dravet syndrome and Lennox-Gastaut syndrome both in December 2017.. We intend to pursue orphan drug designation for OV101 in additional indications, as well as for OV935 and potential other future drug candidates. Obtaining orphan drug designations is important to our business strategy; however, obtaining an orphan drug designation can be difficult and we may not be successful in doing so. Even if we were to obtain orphan drug designation for a drug candidate, we may not obtain orphan exclusivity and that exclusivity may not effectively protect the drug from the competition of different drugs for the same condition, which could be approved during the exclusivity period. Additionally, after an orphan drug is approved, the FDA could subsequently approve another application for the same drug for the same indication if the FDA concludes that the later drug is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusive marketing rights in the United States also may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. The failure to obtain an orphan drug designation for any drug candidates we may develop, the inability to maintain that designation for the duration of the applicable period, or the inability to obtain or maintain orphan drug exclusivity could reduce our ability to make sufficient sales of the applicable drug candidate to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition.

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

Our drug candidates will require clinical testing before we are prepared to submit a new drug application (“NDA”) for regulatory approval. We cannot predict with any certainty if or when we might submit an NDA for regulatory approval for any of our drug candidates or whether any such NDA will be approved by the FDA. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, the FDA may not agree with our proposed endpoints for any future clinical trial of our drug candidates, which may delay the commencement of our clinical trials. In addition, we may not succeed in developing and validating disease-relevant clinical endpoints based on insights regarding biological pathways for the disorders we are studying. The clinical trial process is also time-consuming. We estimate that the successful completion of clinical trials of our drug candidates will take at least several years to complete, if not longer. Furthermore, failure can occur at any stage and we could encounter problems that cause us to abandon or repeat clinical trials.

Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control.

Identifying and qualifying patients to participate in our clinical trials is critical to our success. The number of patients suffering from Angelman syndrome, Fragile X syndrome and dEE, such as Dravet syndrome, Lennox-Gastaut syndrome and Tuberous Sclerosis Complex, is small and has not been established with precision. If the actual number of patients with these disorders is smaller than we anticipate, we may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development and approval of our drug candidates. Even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data, the number and nature of competing treatments and ongoing clinical trials of competing therapies for the same indication, the proximity of patients to clinical sites and the eligibility criteria for the trial. Because we are focused on addressing rare neurological disorders, there are limited patient pools from which to draw in order to complete our clinical trials in a timely and cost-effective manner. Furthermore, our efforts to build relationships with patient communities may not succeed, which could result in delays in patient enrollment in our clinical trials. In addition, any negative results we may report in clinical trials of our drug candidate may make it difficult or impossible to recruit and retain patients in other clinical trials of that same drug candidate. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our drug candidates, or could render further development impossible. In addition, we may rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors may subject us to various federal and state fraud and abuse laws and other health care laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal false claims laws and the law commonly referred to as the Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our clinical research, proposed sales, marketing and educational programs. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct or may conduct our business. The laws that will affect our operations include, but are not limited to:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, in return for the purchase, recommendation, leasing or furnishing of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers and formulary managers on the other. The Patient Protection and Affordable Care Act, as amended (the “PPACA”), amended the intent requirement of the federal Anti-Kickback Statute. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it;

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

•

the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created new federal criminal statutes that prohibit a person from knowingly and willfully executing a scheme or making false or fraudulent statements to defraud any healthcare benefit program, regardless of the payor (e.g., public or private);

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and its implementing regulations, and as amended again by the final HIPAA omnibus rule, Modifications to the HIPAA Privacy, Security, Enforcement, and Breach Notification Rules Under HITECH and the Genetic Information Nondiscrimination Act; Other Modifications to HIPAA, published in January 2013, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, such as health plans, health care clearinghouses and health care providers, and their respective business associates;

•

federal transparency laws, including the federal Physician Payments Sunshine Act, which is part of the PPACA, that require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services (“CMS”), information related to: (i) payments or other “transfers of value’’ made to physicians and teaching hospitals; and (ii) ownership and investment interests held by physicians and their immediate family members;

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

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the PPACA was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The PPACA, among other things: (i) addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; (ii) increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations; (iii) establishes annual fees and taxes on manufacturers of certain branded prescription drugs; (iv) expands the availability of lower pricing under the 340B drug pricing program by adding new entities to the program; and (v) establishes a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (and 70% commencing January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. Additionally, in the United States, the Biologics Price Competition and Innovation Act of 2009 created an abbreviated approval pathway for biologic drugs that are demonstrated to be “biosimilar or interchangeable” with an FDA-approved biologic drug. This new pathway could allow competitors to reference data from biologic drugs already approved after 12 years from the time of approval. This could expose us to potential competition by lower-cost biosimilars even if we commercialize a biologic drug candidate faster than our competitors. Some of the provisions of the PPACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the PPACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA.  Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.”  Congress may consider additional legislation to repeal or repeal and replace elements of the PPACA. We continue to evaluate the effect that the PPACA and its possible repeal and replacement has on our business.

Other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendment to the statute, including the BBA, will remain in effect through 2027 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for our drug candidates, if approved, and, accordingly, our financial operations.

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

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On December 16, 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”) was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The United States Patent Office recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could harm our business and financial condition.

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the USPTO or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or drugs and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize drugs without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future drug candidates.

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

We may be unable to prevent third parties from selling, making, promoting, manufacturing, or distributing alternative polymorphic forms of our drug candidates.

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

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, or otherwise allege that they have rights in intellectual property rights we own or have in-licensed, the outcome of which would be uncertain and could have a negative impact on the success of our business.

Our commercial success depends, in part, upon our ability and the ability of our current or future collaborators to develop, manufacture, market and sell our current and any future drug candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and any future drug candidates and technology, including interference proceedings, post grant review and inter partes review before the USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. Third parties may also allege that they have or retain rights in patents or other intellectual property rights that are exclusively licensed to us, whether or not such a claim has any valid basis.  For example, we are aware that a company involved in the development and commercialization of biopharmaceutical products in our field has alleged to Northwestern that rights to a compound exclusively licensed to us by Northwestern University fall under such company’s license agreement.   Northwestern believes it solely owns such compound, free from encumbrances as supported by specific representations and warranties made by Northwestern in our license agreement. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, or, as applicable, owned by such third party, which could have a negative impact on our ability to commercialize our current and any future drug candidates.  In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. If we are found to infringe a third party’s valid and enforceable intellectual property rights, we could be required to obtain a license from such third party to continue developing, manufacturing and marketing our drug candidate(s) and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing and commercializing the infringing technology or drug candidate. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement could prevent us from manufacturing and commercializing our current or any future drug candidates or force us to cease some or all of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business, financial condition, results of operations and prospects.  See the section herein titled “Legal Proceedings” for additional information.

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

We and our CROs will be required to comply with good laboratory practices (“GLPs”) and good clinical practices (“GCPs”), which are regulations and guidelines enforced by the FDA and are also required by the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities in the form of International Conference on Harmonization guidelines for any of our drug candidates that are in preclinical and clinical development. The regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. Although we will rely on CROs to conduct GCP-compliant clinical trials, we remain responsible for ensuring that each of our GLP preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations, and our reliance on the CROs does not relieve us of our regulatory responsibilities. If we or our CROs fail to comply with GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of subjects, we may be required to repeat clinical trials, which would delay the regulatory approval process.

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

As of March 31, 2018, we had 46 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day operations and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational inefficiencies, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future drug candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance, our ability to commercialize drug candidates, develop a scalable infrastructure and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Significant disruptions of our information technology systems or data security incidents could result in significant financial, legal, regulatory, business and reputational harm to us.

We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, store, process and transmit large amounts of sensitive information, including intellectual property, proprietary business information, personal information and other confidential information. It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such sensitive information. We have also outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, and as a result, we manage a number of third-party vendors who may or could have access to our computer networks or our confidential information. In addition, many of those third parties in turn subcontract or outsource some of their responsibilities to third parties. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the accessibility and distributed nature of our information technology systems, and the sensitive information stored on those systems, make such systems potentially vulnerable to unintentional or malicious, internal and external attacks on our technology environment. Potential vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors, business partners, or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. In addition to the extraction of sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. In addition, the prevalent use of mobile devices increases the risk of data security incidents.

Significant disruptions of our, our third-party vendors’ and/or business partners’ information technology systems or other similar data security incidents could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access, use or disclosure of, or the prevention of access to, sensitive information, which could result in financial, legal, regulatory, business and reputational harm to us. In addition, information technology system disruptions, whether from attacks on our technology environment or from computer viruses, natural disasters, terrorism, war and telecommunication and electrical failures, could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

There is no way of knowing with certainty whether we have experienced any data security incidents that have not been discovered. While we have no reason to believe this to be the case, attackers have become very sophisticated in the way they conceal access to systems, and many companies that have been attacked are not aware that they have been attacked. Any event that leads to unauthorized access, use or disclosure of personal information, including but not limited to personal information regarding our patients or employees, could disrupt our business, harm our reputation, compel us to comply with applicable federal and/or state breach notification laws and foreign law equivalents, subject us to time consuming, distracting and expensive litigation, regulatory investigation and oversight, mandatory corrective action, require us to verify the correctness of database contents, or otherwise subject us to liability under laws, regulations and contractual obligations, including those that protect the privacy and security of personal information. This could result in increased costs to us, and result in significant legal and financial exposure and/or reputational harm. In addition, any failure or perceived failure by us or our vendors or business partners to comply with our privacy, confidentiality or data security-related legal or other obligations to third parties, or any further security incidents or other inappropriate access events that result in the unauthorized access, release or transfer of sensitive information, which could include personally identifiable information, may result in governmental investigations, enforcement actions, regulatory fines, litigation, or public statements against us by advocacy groups or others, and could cause third parties, including clinical sites, regulators or current and potential partners, to lose trust in us or we could be subject to claims by third parties that we have breached our privacy- or confidentiality-related obligations, which could materially and adversely affect our business and prospects. Moreover, data security incidents and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. While we have implemented security measures intended to protect our information technology systems and infrastructure, there can be no assurance that such measures will successfully prevent service interruptions or security incidents.

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

Based upon our shares of our common stock outstanding as of May 1, 2018, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock will, in the aggregate, beneficially own shares representing approximately 56.3% of our outstanding common stock.

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

The trading market for our common stock relies, in part, on the research and reports that industry or financial analysts publish about us or our business.  If one or more of the analysts begin coverage of our business and subsequently downgrade their evaluations, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

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

We are an EGC, as defined in the JOBS Act. We will remain an EGC until the earlier of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) December 31, 2022, the last day of the fiscal year following the fifth anniversary of the date of the completion of our IPO; (iii) the date on which we have issued more than $1.07 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. For so long as we remain an EGC, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”);
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

•	reduced disclosure obligations regarding executive compensation arrangements; and
•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. We are required, under Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of the exemption permitting us not to comply with the independent registered public accounting firm attestation requirement.

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

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, who are responsible for appointing the members of our management. Because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law (the “DGCL”), which may discourage, delay or prevent someone from acquiring us or merging with us whether or not it is desired by or beneficial to our stockholders. Under the DGCL, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Any provision of our amended and restated certificate of incorporation or amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change of control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

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

As of March 31, 2018, we consumed approximately $31.2 million of net proceeds from the IPO, primarily to advance OV101 and OV935 through clinical trials, and for working capital and general corporate purposes.  We hold the remaining net proceeds from the IPO in cash, cash equivalents, and short-term investments in accordance with our investment policy.

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

10.1	Amended and Restated Executive Employment Agreement between the Registrant and Matthew During.

10.2	Amended and Restated Executive Employment Agreement between the Registrant and Yaron Werber.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

OVID THERAPEUTICS INC.

Date: May 8, 2018	By:	/s/ Jeremy M. Levin
Jeremy M. Levin
Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2018	By:	/s/ Timothy Daly
Timothy Daly
Senior Vice President, Finance and Corporate Controller (Principal Financial and Accounting Officer)