Form 10-Q
period 2018-06-30
Ovid Therapeutics Inc.
filed 2018-08-09
CIK 1636651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 2, 2018, the registrant had 24,631,979 shares of common stock, $0.001 par value per share, outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

OVID THERAPEUTICS INC.

Condensed Balance Sheets

	June 30,	December 31,
	2018	2017
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$22,535,378	$87,125,600
Short-term investments	40,059,218	-
Prepaid expenses and other current assets	2,594,680	1,462,448
Total current assets	65,189,276	88,588,048

Long term prepaid expenses	2,919,921	604,646
Security deposit	121,905	88,940
Property, plant and equipment, net	67,653	51,775
Other assets	313,333	124,194
Total assets	$68,612,088	$89,457,603

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,429,388	$2,025,766
Accrued expenses	4,066,840	3,995,334
Total current liabilities	7,496,228	6,021,100

Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares and no shares authorized at June 30, 2018 and December 31, 2017	-	-
Common stock, $0.001 par value; 125,000,000 shares authorized at June 30, 2018 and December 31, 2017, 24,631,972 and 24,606,256 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	24,632	24,606
Additional paid-in-capital	187,940,813	184,127,565
Accumulated other comprehensive loss	(16,022)	-
Accumulated deficit	(126,833,563)	(100,715,668)
Total stockholders' equity	61,115,860	83,436,503
Total liabilities and stockholders' equity	$68,612,088	$89,457,603

See accompanying notes to these unaudited condensed financial statements

OVID THERAPEUTICS INC.

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$8,116,385	$6,074,927	$16,590,942	$37,359,355
General and administrative	5,093,311	4,213,173	10,048,615	7,191,039
Total operating expenses	13,209,696	10,288,100	26,639,557	44,550,394
Loss from operations	(13,209,696)	(10,288,100)	(26,639,557)	(44,550,394)
Interest income	274,556	39,721	521,662	63,205
Net loss	$(12,935,140)	$(10,248,379)	$(26,117,895)	$(44,487,189)
Net loss attributable to common stockholders	$(12,935,140)	$(10,248,379)	$(26,117,895)	$(44,487,189)
Net loss per share attributable to common stockholders, basic and diluted	$(0.53)	$(0.57)	$(1.06)	$(3.18)
Weighted-average common shares outstanding basic and diluted	24,625,966	18,112,554	24,617,555	13,998,428

See accompanying notes to these unaudited condensed financial statements

OVID THERAPEUTICS INC.

Condensed Statements of Comprehensive Loss

(unaudited)

	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(12,935,140)	$(10,248,379)	$(26,117,895)	$(44,487,189)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	19,892	-	(16,022)	-
Comprehensive loss	$(12,915,248)	$(10,248,379)	$(26,133,917)	$(44,487,189)

See accompanying notes to these unaudited condensed financial statements

OVID THERAPEUTICS INC.

Condensed Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(26,117,895)	$(44,487,189)
Adjustments to reconcile net loss to cash used in operating activities:
Noncash research and development expense	-	25,861,228
Stock-based compensation expense	3,639,173	3,611,542
Depreciation and amortization	51,692	37,555
Change in accrued interest and accretion of discount on short-term investments	(60,341)	-
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(1,132,232)	(834,314)
Deferred transaction costs	-	(496,657)
Security deposit	(32,965)	(22,490)
Long term prepaid expenses	(2,315,275)	-
Accounts payable	1,349,506	2,564,072
Accrued expenses	71,506	616,785
Due from/ to related parties	-	7,369
Net cash used in operating activities	(24,546,831)	(13,142,099)

Cash flows from investing activities:
Purchases of short-term investments	(45,014,899)	-
Proceeds from maturities of short-term investments	5,000,000	-
Purchase of property and equipment	(28,857)	(21,998)
Software development and other assets	(173,736)	(61,766)
Net cash used in investing activities	(40,217,492)	(83,764)

Cash flows from financing activities:
Proceeds from initial public offering, net of offering expenses	-	67,401,850
Proceeds from employee stock purchase plan	62,724	-
Proceeds from exercise of options	111,377	-
Net cash provided by financing activities	174,101	67,401,850

Net (decrease) increase in cash and cash equivalents	(64,590,222)	54,175,987
Cash and cash equivalents, at beginning of period	87,125,600	51,939,661
Cash and cash equivalents, at end of period	$22,535,378	$106,115,648

See accompanying notes to these unaudited condensed financial statements

OVID THERAPEUTICS INC.

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

On June 1, 2018, the Company entered into a Sales Agreement (“ATM Agreement”) with Cowen and Company, LLC (“Cowen”) under which the Company may offer and sell, from time to time at its sole discretion through Cowen, as its sales agent, shares of the Company’s common stock having an aggregate offering price of up to $50.0 million. Cowen may sell the common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Market or on any other existing trading market for the Company’s common stock. Any common stock sold will be issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-225391). The Company will pay Cowen a commission equal to 3.0% of the gross sales proceeds of any common stock sold through Cowen under the ATM Agreement and also have provided Cowen with indemnification and contribution rights. To date, the Company has not sold any common stock under the ATM Agreement.

The Company has incurred operating losses since inception and had an accumulated deficit of $126.8 million as of June 30, 2018. The Company expects to continue to incur net losses for at least the next several years and is highly dependent on its ability to find additional sources of funding in the form of debt or equity financing or expanded partnering arrangements to fund its operations. Management believes that the Company’s existing cash, cash equivalents, and short-term investments as of June 30, 2018, will be sufficient to fund its current operating plans through at least the next 12 months from the date of filing of the Company’s Quarterly Report on Form 10-Q. Adequate additional funding may not be available to the Company on acceptable terms or at all. The failure to raise capital as and when needed could have a negative impact on the Company’s financial condition and ability to pursue its business strategy. The Company may be required to delay, reduce the scope of or eliminate research and development programs, or obtain funds through arrangements with collaborators or others that may require the Company to relinquish rights to certain drug candidates that the Company might otherwise seek to develop or commercialize independently.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 29, 2018. There have been no material changes to the significant accounting policies during the period ended June 30, 2018, except for items mentioned below.

(A) Unaudited Interim Condensed Financial Statements

The interim condensed balance sheet at June 30, 2018, the condensed statements of operations and comprehensive loss for the three and six months ended June 30, 2018 and 2017, and condensed statements of cash flows for the six months ended June 30, 2018 and 2017 are unaudited. The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP are condensed or omitted. These condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of its financial information. The results of operations for the three and six months ended June 30, 2018 and 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other future annual or interim period. The balance sheet as of December 31, 2017 included herein was derived from the audited financial statements as of that date. These interim condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K.

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

(D) Short-term Investments

Short-term investments consist of debt securities with maturities greater than three months from the date of purchase.  The Company classifies all of its investments as available-for-sale securities. Accordingly, these investments are recorded at fair value with unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Realized gains and losses, amortization and accretion of premiums and discounts are included within net loss.

(E) Recent Accounting Pronouncements

Recent accounting standards which have been adopted

In May 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. This new standard clarifies when to account for a change to the terms or conditions of share-based payment award as a modification. Under the new guidance, modification accounting is required unless the fair value, the vesting conditions, and the classification of the modified award remain the same as the original award. The adoption of this standard on January 1, 2018, did not have a material impact on the Company’s financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. ASU 2017-01 is effective for the Company as of January 1, 2018. The adoption of this standard on January 1, 2018, did not have an impact on the Company’s financial statements.

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

In January 2016 the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This new standard amends certain aspects of accounting and disclosure requirements for financial instruments, including the requirement that equity investments (other than equity method investees) with readily determinable fair values are to be measured at fair value with any changes in fair value recognized in a company's results of operations. Equity investments that do not have readily determinable fair values may be measured at fair value or at cost minus impairment adjusted for changes in observable prices. The standard also includes certain amendments for the accounting for a financial liability that is measured at fair value in accordance with the fair value option and prescribes that a valuation allowance should be evaluated on deferred tax assets related to available-for-sale debt securities in combination with other deferred tax assets. The ASU makes targeted changes to the presentation requirements for financial instruments under current GAAP. All entities will be required to disclose financial assets and financial liabilities separately, grouped by measurement category and form of financial asset. ASU 2016-01 is effective for the Company as of January 1, 2018. As the Company does not have equity investments, financial liabilities measured at fair value in accordance with the fair value option or deferred tax assets, the recognition and measurement guidance of this new standard is not applicable to the Company. However, since the Company does have financial asset investments, it has adopted the presentation and disclosure requirements of this standard.

New accounting standards which have not yet been adopted

On June 20, 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This new standard simplifies the accounting for share-based payments granted to nonemployees for goods and services. The standard supersedes ASC 505-50 and expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. As such, among others, the measurement date for nonemployee awards would generally be the grant date same as the measurement date for employee equity awards and for performance-based awards, an entity is required to recognize any cost on the basis of the probable outcome of the performance conditions using the grant-date fair value of the award. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is in the process of assessing the impact of this standard on its financial statements.

On March 30, 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization and Purchased Callable Debt Securities.  This new standard requires premiums on callable debt securities, that have explicit, non-contingent call features that are callable at fixed prices on preset dates, to be amortized to the earliest call date. The amortization period for callable debt securities purchased at a discount will not be impacted. Under current GAAP, premiums on callable debt securities are generally amortized over the contractual life of the security. The guidance is applicable to the Company beginning on January 1, 2019. The Company will be impacted if it will have on January 1, 2019 callable debt purchased with a premium. However, based on the Company’s current investment strategy where it purchases debt securities with maturity dates of less than a year, it does not expect to have significant premiums for callable debt. The Company is in the process of assessing the impact of this standard on its financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This new standard requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including loans and trade and other receivables. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The standard also amends the impairment model for available-for-sale debt securities and requires entities to determine whether all or a portion of the unrealized loss on an available-for-sale debt security is a credit loss. Under the new guidance, an entity will recognize an allowance for credit losses on available-for-sale debt securities as a contra-account to the amortized cost basis rather than as a direct reduction of the amortized cost basis of the investment, as is currently required. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019. The Company is in the process of assessing the impact of this standard on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This new standard was issued to increase transparency and comparability among entities by recognizing for all leases lease assets and lease liabilities on the balance sheet and disclosing key information about lease arrangements. This new standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company does not expect ASU 2016-02 to have a material impact on its financial statements.

NOTE 3 – PRECLINICAL AND CLINICAL AGREEMENTS

On August 26, 2016, the Company contracted with a clinical research organization for the study entitled “Safety and Efficacy of Gaboxadol in Angelman Syndrome: A Phase 2 Study of OV101 in adolescents and adults.” In connection with the execution of this contract, the Company provided an upfront retainer of $355,435. This retainer is reflected within current assets on the balance sheet. During the six months ended June 30, 2018 and 2017, the Company has expensed approximately $2,095,896 and $2,144,541 related to this contract, respectively. The expense related to this contract is reflected within research and development on the statement of operations.

NOTE 4 – CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

All short-term investments are classified as available-for-sale. The following tables summarize the fair value of cash, cash equivalents, and short-term investments, as well as gross unrealized holding gains and losses as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	holding gains	holding losses	value

Cash	$26,191	$-	$-	$26,191
Money market funds (a)	22,509,187	-	-	22,509,187
Total cash and cash equivalents	$22,535,378	$-	$-	$22,535,378

U.S. treasury notes (a)	$37,050,441	$-	$(12,504)	$37,037,937
Corporate bonds (a)	3,024,799	-	(3,518)	3,021,281
Total short-term investments	$40,075,240	$-	$(16,022)	$40,059,218

(a)  As of June 30, 2018, the Company's Level 1 assets consisted of money market funds, U.S. treasury notes, and corporate bonds totaling $62.6 million. The Company had no level 2 or level 3 assets or liabilities as of June 30, 2018.

	December 31, 2017
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	holding gains	holding losses	value

Cash	$526,648	$-	$-	$526,648
Money market funds (a)	86,598,952	-	-	86,598,952
Total cash and cash equivalents	$87,125,600	$-	$-	$87,125,600

U.S. treasury notes	$-	$-	$-	$-
Corporate bonds	-	-	-	-
Total short-term investments	$-	$-	$-	$-

(a) As of December 31, 2017, the Company's Level 1 assets consisted of money market funds totaling $86.6 million. The Company had no level 2 or level 3 assets or liabilities as of December 31, 2017.

As of June 30, 2018, and December 31, 2017, the aggregate fair value of securities that were in an unrealized loss position for less than 12 months was $40.1 million and zero, respectively. The Company did not hold any securities in an unrealized loss position for more than 12 months as of June 30, 2018.

There were no realized gains or losses on available-for-sale securities during the three and six months ended June 30, 2018.

NOTE 5 – PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

Property and equipment is summarized as follows:

	June 30,	December 31,
	2018	2017
Furniture and equipment	$133,985	$102,690
Less accumulated depreciation	(66,332)	(50,915)
Total property, plant and equipment, net	$67,653	$51,775

Depreciation expense was $15,417 and $11,984 for the six months ended June 30, 2018 and 2017, respectively. Depreciation expense was $8,972 and $6,655 for the three months ended June 30, 2018 and 2017, respectively.

Intangible assets, net of accumulated amortization, were $313,333 and $124,194 as of June 30, 2018 and December 31, 2017, respectively, and are included in other assets. Amortization expense was $36,275 and $25,571 for the six months ended June 30, 2018 and 2017, respectively. Amortization expense was $18,971 and $12,437 for the three months ended June 30, 2018 and 2017, respectively.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	December 31,
	2018	2017
Collaboration agreement accrual	$-	$754,841
Payroll and bonus accrual	1,657,271	1,919,120
Professional fees accrual	875,789	321,852
Clinical trials accrual	1,390,984	753,018
Other	142,796	246,503
Total	$4,066,840	$3,995,334

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

The Company's Board of Directors adopted and the Company's stockholders approved the 2017 equity incentive plan (“2017 Plan”), which became effective on May 4, 2017. The initial reserve of shares of common stock under the 2017 Plan was 3,052,059 shares.  The 2017 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards, and other forms of stock-based awards.  Additionally, the 2017 Plan provides for the grant of performance cash awards. The Company's employees, officers, directors and consultants and advisors are eligible to receive awards under the 2017 Plan.  Upon the adoption of the 2017 Plan, no further awards will be granted under the 2014 Plan. Pursuant to the terms of the 2017 Plan, on each January 1st, the plan limit shall be increased by the lesser of (x) 5% of the number of shares of common stock outstanding as of the immediately preceding December 31 and (y) such lesser number as the Board of Directors may determine in its discretion.  Accordingly, on January 1, 2018, an additional 1,230,312 shares were reserved for issuance under the 2017 Plan. As of June 30, 2018, there were 3,067,549  shares of the Company’s common stock reserved for issuance under the 2017 Plan.

The Company's Board of Directors adopted and the Company's stockholders approved the 2017 employee stock purchase plan (the “2017 ESPP”), which became effective immediately prior to the execution of the underwriting agreement related to the IPO on May 4, 2017. The initial reserve of shares of common stock that may be issued under the 2017 ESPP was 279,069 shares. On September 20, 2017, the Company’s Compensation Committee approved an offering period under the 2017 ESPP, which began on October 20, 2017. The ESPP allows employees to purchase common stock of the Company at a 15% discount to the market price on designated purchase dates. During the three and six months ended June 30, 2018, zero and 9,972 shares were purchased under the ESPP and the Company recorded expense of $29,759 and $46,628, respectively. The number of shares of common stock reserved for issuance under the 2017 ESPP will automatically increase on January 1 of each year, beginning on January 1, 2018 and continuing through and including January 1, 2027, by the lesser of (i) 1% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, (ii) 550,000 shares or (iii) such lesser number of shares determined by our Board. On January 1, 2018, an additional 246,062 shares were reserved for issuance under the 2017 ESPP. As of June 30, 2018, there were 515,159 shares of the Company’s common stock reserved for issuance under the 2017 ESPP.

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

Performance-based option awards generally have similar vesting terms, with vesting commencing on the date the performance condition is achieved and expire in accordance to the specific terms of the agreement. At June 30, 2018, there were 50,000 performance-based options outstanding and unvested.

The fair value of options granted during the six months ended June 30, 2018 and 2017 was estimated using the Black-Scholes option valuation model. The inputs for the Black-Scholes option valuation model require management’s significant assumptions and are detailed in the table below. Prior to the IPO, the common stock price was determined by the Board of Directors. In the absence of market data for the Company’s common stock, the Board of Directors considered various factors in estimating the fair value of the common stock at the time of each option grant which included but was not limited to the common stock valuation performed by a third party independent valuation firm, the Company’s performance and future economic outlook, the potential financing available to the Company, and the valuation of common stock of similar companies in the industry. The risk-free interest rates were based on the rate for U.S. Treasury securities at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected life was based on the simplified method in accordance with the SEC Staff Accounting Bulletin Nos. Topic 14D. The expected volatility was estimated based on historical volatility information of peer companies that are publicly available.

All assumptions used to calculate the grant date fair value of nonemployee options are generally consistent with the assumptions used for options granted to employees. In the event the Company terminates any of its consulting agreements, the unvested options underlying the agreements would also be cancelled. Unvested nonemployee options are marked-to-market at each reporting period until vested.

The Company granted zero and 27,906 stock options to nonemployee consultants for services rendered during the six months ended June 30, 2018 and 2017, respectively. There were 18,896, and 51,600 unvested nonemployee options outstanding as of June 30, 2018, and 2017, respectively. Total expense recognized related to the nonemployee stock options for the three months ended June 30, 2018 and 2017 was $48,886, and $72,247, respectively. Total expense recognized related to the nonemployee stock options for the six months ended June 30, 2018 and 2017 was $92,729 and $306,205, respectively. Total unrecognized compensation expenses related to the nonemployee stock options was $99,754 as of June 30, 2018. During the six months ended June 30, 2018 and 2017, the Company recognized zero and $162,700 in expenses for nonemployee performance-based option awards, respectively.

The Company granted 1,057,728 and 1,032,084 stock options to employees during the six months ended June 30, 2018 and 2017 respectively. There were 2,852,494 and 2,775,620 unvested employee options outstanding as of June 30, 2018, and 2017, respectively. Total expense recognized related to the employee stock options for the three months ended June 30, 2018 and 2017 was $1,765,560 and $2,120,641, respectively. Total expense recognized related to the employee stock options for the six months ended June 30, 2018 and 2017 was $3,499,816 and $3,305,337 respectively. Total unrecognized compensation expense related to employee stock options was $15,370,087 as of June 30, 2018. During the six months ended June 30, 2018 and 2017, the Company recognized zero and $830,997 in expenses for employee performance-based option awards.

The Company’s stock-based compensation expense was recognized in operating expense as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$766,699	$589,255	$1,505,488	$1,259,430
General and administrative	1,077,507	1,603,633	2,133,685	2,352,112
Total	$1,844,206	$2,192,888	$3,639,173	$3,611,542

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Stock options	$1,814,447	$2,192,888	$3,592,545	$3,611,542
Employee Stock Purchase Plan	29,759	-	46,628	-
Total	$1,844,206	$2,192,888	$3,639,173	$3,611,542

The fair value of employee options granted during the three and six months ended June 30, 2018 and 2017 was estimated by utilizing the following assumptions:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	Weighted Average	Weighted Average	Weighted Average	Weighted Average
Volatility	87.44%	79.61%	83.31%	80.53%
Expected term in years	5.91	6.08	6.07	6.08
Dividend rate	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	2.76%	1.93%	2.54%	2.08%
Fair value of option on grant date	$5.79	$7.74	$6.41	$6.34

The fair value of nonemployee options granted and remeasured during the three and six months ended June 30, 2018 and 2017 was estimated by utilizing the following assumptions:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	Weighted Average	Weighted Average	Weighted Average	Weighted Average
Volatility	84.16%	78.01%	84.16%	79.57%
Expected term in years	3.38	4.02	3.38	4.52
Dividend rate	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	2.64%	1.72%	2.64%	1.86%
Fair value of option on measurement date	$5.28	$8.41	$5.28	$7.53

The following table summarizes the number of options outstanding and the weighted average exercise price:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life in Years	Value
Options Outstanding December 31, 2017	4,298,802	$8.07	8.32	$8,174,686
Granted	1,057,728	8.93	9.59
Exercised	(15,744)	7.07		$31,125
Forfeited or expired	(35,980)	8.06
Options Outstanding June 30, 2018	5,304,806	$8.24	8.16	$1,667,370
Vested and exercisable at June 30, 2018	2,433,416	$7.86	7.56	$1,101,918

At June 30, 2018 there was approximately $15,469,841 of unamortized share–based compensation expense, which is expected to be recognized over a remaining average vesting period of 2.58 years.

NOTE 9 – INCOME TAXES

The Company did not record a federal or state income tax provision for the periods presented as it has incurred net losses since inception. In addition, the net deferred tax assets generated from the net operating losses have been fully reserved as the Company believes it is not more likely than not that the benefit will be realized.

During the six months ended June 30, 2018 and 2017, the Company recorded a $186,218 and $200,251 refundable credit towards future New York City tax expense as a reduction to operating expenses, respectively. The credit is for qualified emerging technology companies focused on biotechnology located in New York City.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

License Agreements

On March 26, 2015, the Company entered into an exclusive agreement with H. Lundbeck A/S (“Lundbeck”) for a worldwide perpetual licensing right related to the research, development and commercialization of OV101.

Pursuant to the Lundbeck license agreement, the Company agreed to make milestone payments totaling up to $181.0 million upon the achievement of certain development, regulatory and sales milestones. The first payment of $10.0 million is due upon the successful completion of the first Phase 3 trial for a product in which OV101 is an active ingredient. In addition, the agreement calls for the Company to pay royalties for an initial term based on a low double-digit percentage of sales and provides for the reduction of royalties in certain limited circumstances.

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

Contingencies

In the ordinary course of business, the Company is from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. The Company accrues for loss contingencies when available information indicates that it is probable that a liability has been incurred and the amount of such loss can be reasonably estimated. In the cases where the Company believes that a reasonably possible loss exists, the Company discloses the facts and circumstances of the litigation, including an estimable range, if possible. Legal costs incurred in connection with loss contingencies are expensed as incurred.

The Company does not believe that it is probable that a liability has been incurred or that the amount of any potential liability can be reasonably estimated for any of its legal proceedings described in Part II, Item 1, Legal Proceedings, of this Quarterly Report on Form 10-Q, which includes matters pertaining to the Northwestern agreement. As a result, the Company did not record a loss contingency related to any of these legal proceedings. Particularly with respect to the litigation related to the Northwestern license agreement, the Company is presently unable to predict the outcome of such claim or to reasonably estimate the possible loss, or range of potential losses, if any, related to such claim.

Severance Benefits

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

NOTE 11 – COLLABORATION AGREEMENT

Takeda Collaboration

On January 6, 2017, the Company entered into a license and collaboration agreement with Takeda, pursuant to which Takeda granted the Company an exclusive license to commercialize the compound TAK-935, which the Company now refers to as OV935, in certain territories, and a co-exclusive worldwide license, together with Takeda, to develop OV935. In consideration of certain license rights granted to the Company pursuant to the Takeda collaboration, the Company issued 1,781,996 shares of its Series B-1 Preferred Stock, pursuant to a Series B-1 preferred stock purchase agreement entered into on January 6, 2017, at an ascribed price per share of $14.513 on January 6, 2017 for an aggregate fair value of $25,861,228, which was recorded as research and development expense at the date of the transaction. The 1,781,996 shares of Series B-1 Preferred Stock held by Takeda was automatically converted into 1,781,996 shares of the Company’s common stock upon the completion of its IPO.  Under the Takeda collaboration, the Company is obligated to pay Takeda future payments if and when certain milestones are achieved. Upon the first patient enrollment in the first Phase 3 trial for the first of the initial indications the Company and Takeda are focusing on in the Takeda collaboration, the Company is obligated to issue to Takeda the number of unregistered shares of the Company’s common stock equal to the lesser of (a) 8% of the Company outstanding capital stock on the issuance date or (b) $50.0 million divided by the applicable share price, unless certain events occur. The remaining potential global commercial and regulatory milestone payments equal approximately $35.0 million and can be satisfied in cash or unregistered shares of the Company’s common stock at its election, unless certain events occur. None of these potential milestone payments mentioned above are deemed probable at balance sheet date.

During the six months ended June 30, 2018 and June 20, 3017, the Company recognized $95,408 and $2,776,148, respectively, in research and development expenses representing expenses reimbursed to Takeda in respect of this collaboration agreement. During the three months ended June 30, 2018, the Company recognized a credit of $337,289 in research and development expenses representing costs reimbursed to the Company from Takeda.   During the three months ended June 30, 2017, the Company recognized $1,242,042 in research and development expenses representing research and development expenses reimbursed to Takeda in respect of this collaboration agreement.

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

NOTE 12 – NET LOSS PER SHARE

Basic and diluted net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. For all periods presented, the common shares underlying the options have been excluded from the calculation because their effect would be anti-dilutive. Therefore, the weighted-average shares outstanding used to calculate both basic and diluted loss per common share are the same.

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	For the Six Months Ended June 30,
	2018	2017
Stock options to purchase common stock	5,304,806	4,178,185

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

Overview

We are a biopharmaceutical company focused exclusively on developing impactful medicines for patients and families living with rare neurological disorders. We believe these disorders represent an attractive area for drug development as the understanding of the underlying biology has grown meaningfully over the last few years; yet has remained underappreciated by the industry. Our experienced team began with a vision to integrate the biology and symptomology of rare neurological conditions to employ innovative research and clinical strategies for the development of our drug candidates. Based on recent scientific advances in genetics and the biological pathways of the brain, we created a proprietary map of disease-relevant pathways and used it to identify and acquire novel compounds for the treatment of rare neurological disorders. We are executing on our strategy by in-licensing and collaborating with leading biopharmaceutical companies and academic institutions. We are developing a robust pipeline of clinical assets with an initial focus on neurodevelopmental disorders and developmental and epileptic encephalopathies (“dEE”). Our most advanced candidate, OV101, has completed a Phase 2 trial in adults and adolescents with Angelman syndrome.  As announced on August 6, 2018, the Phase 2 trial achieved its primary endpoint of safety and tolerability and showed an improvement in the once-daily and combined OV101 dosing groups on the prespecified physician-rated Clinical Global Impressions-Improvement (CGI-I) endpoint. We also completed a Phase 1 trial in adolescents with Angelman syndrome or Fragile X syndrome in which, OV101 was found to be generally well tolerated and its pharmacokinetic (“PK’), profile in adolescents was similar to previous data generated in young adults.  Along with our collaborator, Takeda Pharmaceutical Company Limited, (“Takeda”), we initiated patient recruitment in our Phase 1b/2a trial of OV935 in adults with dEE in June 2017.  The trial is fully enrolled, and we expect data from the phase 1b/2a trial of OV935 in the second half of 2018.

Since our inception in April 2014, we have devoted substantially all of our efforts to organizing and planning our business, building our management and technical team, acquiring operating assets and raising capital.

We have not generated any revenue and have funded our business primarily through the sale of our capital stock. Through June 30, 2018, we have raised net proceeds of $142.3 million from the sale of convertible preferred stock and our IPO. As of June 30, 2018, we had $22.5 million in cash and cash equivalents and $40.1 million in short-term investments. We recorded net losses of $26.1 million and $44.5 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had an accumulated deficit of approximately $126.8 million.

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

STARS Phase 2 Clinical Trial Update

•

Phase 2 STARS trial of OV101 achieved its primary endpoint of safety and tolerability. The investigational medicine showed a favorable safety profile and was well tolerated in adults and adolescents with Angelman syndrome.

•

At the prespecified efficacy analysis at 12 weeks of treatment, OV101 once-daily and combined dosing groups showed a statistically significant improvement compared to placebo in the physician-rated clinical global impressions of improvement (CGI-I) – a measure commonly used in clinical trials that allows the physician to capture a constellation of clinical symptoms.

•

CGI-I was ranked first in the prespecified topline hierarchy of the statistical analysis plan. Subsequent analyses in the hierarchy were conducted on a prespecified subset of scales across the domains of behavior, sleep and gait. These prespecified subsets did not show a statistically significant difference from placebo. Full data analyses on these domains are ongoing.

•	Ovid intends to discuss these data with regulatory authorities to determine the next steps for a registrational pathway.
•

Based on these data, the company plans to initiate in the fourth quarter of 2018 an open-label extension study (named ELARA). Angelman syndrome patients who completed any prior OV101 study may be eligible to receive the investigational medicine in this study.

Other Preclinical/Clinical Development Updates

•

In July 2018, we initiated our Phase 2 ROCKET clinical trial, a randomized, double-blind, parallel-group trial evaluating OV101 for the treatment of adolescent and young male adults with Fragile X syndrome. The trial is expected to enroll up to 30 males ages 13 to 22 diagnosed with a confirmed diagnosis of Fragile X syndrome. The primary endpoint is safety and tolerability of OV101 over 12 weeks of treatment in three different cohorts of either 5mg once daily, 5mg twice daily, or 5mg three times daily. A secondary endpoint will evaluate changes in behavior during 12 weeks of treatment with OV101. We anticipate data from this trial in 2019.

•

Enrollment is complete in a Phase 1b/2a clinical trial of OV935 in 18 adults with rare developmental and/or epileptic encephalopathies. The primary endpoint of the study is to characterize the safety and tolerability of OV935. Secondary endpoints include evaluation of pharmacokinetic (PK) parameters. Exploratory endpoints include change from baseline in seizure frequency and 24 hydroxycholesterol (24HC) levels. Data from the Phase 1b/2a trial is expected in the fourth quarter of 2018.

•

We plan to initiate in the fourth quarter of 2018, the SKY ROCKET study, a 12-week, non-drug study to assess the suitability of several behavioral scales in individuals with Fragile X syndrome. The trial is an observational study designed to provide additional data on the key endpoints that are being explored in the ROCKET trial as well as provide comparative data on the benefit offered by the standard of care. The study will enroll 30 males ages 5 to 30 with Fragile X syndrome.

•

In the third quarter of 2018, Ovid and Takeda plan to initiate three clinical trials: a Phase 2 clinical trial in pediatric patients with Dravet syndrome and Lennox-Gastaut syndrome (ELEKTRA); a Phase 2 clinical trial in pediatric patients with CDKL5 deficiency disorder and Duplication 15q syndrome (ARCADE); and an open-label extension trial for patients with dEE who participated in a previous OV935 clinical trial (ENDYMION).  The ENDYMION trial  began enrollment of patients in July 2018.

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

We expect that general and administrative expenses will increase in the future as we expand our operating activities and incur additional costs associated with being a publicly traded company. These increases will include legal and accounting fees, costs associated with maintaining compliance with The Nasdaq Global Market LLC and the SEC, directors’ and officers’ liability insurance premiums and fees associated with investor relations. In addition, if our current or future drug candidates are approved for sale, we expect that we would incur expenses associated with building our commercial and distribution infrastructure.

Interest Income

Interest income consists of interest income earned on our cash, cash equivalents, and short-term investments maintained in money market funds, U.S. treasury notes, and corporate bonds.

Results of Operations

Comparison of the three months ended June 30, 2018 and 2017

The following table summarizes the results of our operations for the periods indicated:

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2018	2017	Change $
	(in thousands)
Research and development	$8,116	$6,075	$2,041
General and administrative	5,093	4,213	880
Total operating expenses	13,209	10,288	2,921
Loss from operations	(13,209)	(10,288)	(2,921)
Interest income	274	40	234
Net Loss	$(12,935)	$(10,248)	$(2,687)

Research and Development Expenses

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2018	2017	Change $
	(in thousands)
Preclinical and development expense	$4,848	$3,868	$980
Payroll and payroll-related expenses	2,816	1,920	896
Other expenses	452	287	165
Total research and development	$8,116	$6,075	$2,041

Research and development expenses were $8.1 million for the three months ended June 30, 2018 compared to $6.1 million for the three months ended June 30, 2017. The increase of $2.0 million was primarily due to an increase in preclinical and development expenses and payroll and payroll-related expenses for the clinical studies of OV101 and our Takeda collaboration expenses related to OV935. During the three months ended June 30, 2018, total research and development expenses consisted of $4.8 million in preclinical and development expenses, which includes a credit of $0.3 representing costs reimbursed to the Company from Takeda, $2.8 million in payroll and payroll-related expenses, of which $0.8 million related to stock-based compensation, and $0.5 million in other expenses. During the three months ended June 30, 2017, total research and development expenses consisted of $3.9 million in preclinical and development expenses, of which $1.2 million represents amounts reimbursable to Takeda in respect of the Takeda collaboration, $1.9 million in payroll and payroll-related expenses, of which $0.6 million related to stock-based compensation, due to increased headcount in the research and development department, and $0.3 million in other expenses.

General and Administrative Expenses

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2018	2017	Change $
	(in thousands)
Payroll and payroll-related expenses	$2,759	$2,852	$(93)
Professional fees	1,600	860	740
General office expenses	734	501	233
Total general and administrative	$5,093	$4,213	$880

General and administrative expenses were $5.1 million for the three months ended June 30, 2018 compared to $4.2 million for the three months ended June 30, 2017. The increase of $0.9 million primarily consisted of increases in payroll and payroll-related expenses of $1.0 million due to increased headcount including an increase of $0.3 million in stock-based compensation offset by prior year employee performance-based awards of $0.8 million, and an increase of $0.7 million due to increased professional fees associated with operating as a public company.

Interest Income

Interest income increased to $275 thousand for the three months ended June 30, 2018 from $40 thousand for the three months ended June 30, 2017. The increase is attributable to increased interest and investment income on our cash, cash equivalents and short-term investments due to the investment of the net proceeds received from our IPO.

Comparison of the six months ended June 30, 2018 and 2017

The following table summarizes the results of our operations for the periods indicated:

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2018	2017	Change $
	(in thousands)
Research and development	$16,591	$37,359	$(20,768)
General and administrative	10,049	7,191	2,858
Total operating expenses	26,640	44,550	(17,910)
Loss from operations	(26,640)	(44,550)	17,910
Interest income	522	63	459
Net loss	$(26,118)	$(44,487)	$18,369

Research and Development Expenses

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2018	2017	Change $
	(in thousands)
Preclinical and development expense	$10,238	$33,317	$(23,079)
Payroll and payroll-related expenses	5,592	3,555	2,037
Other expenses	761	487	274
Total research and development	$16,591	$37,359	$(20,768)

Research and development expenses were $16.6 million for the six months ended June 30, 2018 compared to $37.4 million for the six months ended June 30, 2017. The decrease of $20.8 million was primarily due to the issuance of Series B-1 Preferred Stock to Takeda as an upfront payment upon signing the collaboration agreement during the three months ended March 31, 2017. During the six months ended June 30, 2018, total research and development expenses consisted of $10.2 million in preclinical and development expenses, including  $0.4 million representing amounts reimbursed to Takeda and a credit of $0.3 representing costs reimbursed to the Company from Takeda in respect of the Takeda collaboration, $5.6 million in payroll and payroll-related expenses, of which $1.5 million related to stock-based compensation, and $0.8 million in other expenses. During the six months ended June 30, 2017, total research and development expenses consisted of $33.3 million in preclinical and development expenses, of which $25.9 million related to the issuance of Series B-1 Preferred Stock associated with the collaboration rights to OV935, $2.7 million represents amounts reimbursable to Takeda in respect of the Takeda collaboration, $3.6 million in payroll and payroll-related expenses, of which $1.0 million related to stock-based compensation, due to increased headcount in the research and development department, and $0.5 million in other expenses.

General and Administrative Expenses

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2018	2017	Change $
	(in thousands)
Payroll and payroll-related expenses	$5,545	$4,848	$697
Legal and professional fees	3,132	1,707	1,425
General office expenses	1,372	636	736
Total general and administrative	$10,049	$7,191	$2,858

General and administrative expenses were $10.0 million for the six months ended June 30, 2018 compared to $7.2 million for the six months ended June 30, 2017. The increase of $2.9 million primarily consisted of increases in payroll and payroll-related expenses of $1.5 million due to increased headcount including an increase of $0.9 million in stock-based compensation offset by prior year employee performance-based awards of $0.8 million, and an increase of $1.4 million due to increased professional fees associated with operating as a public company.

Interest Income

Interest income increased to $522 thousand for the six months ended June 30, 2018 from $63 thousand for the six months ended June 30, 2017. The increase is attributable to increased interest and investment income on our cash, cash equivalents and short-term investments due to the investment of the net proceeds received from our IPO.

Liquidity and Capital Resources

Overview

As of June 30, 2018, we had total cash, cash equivalents and short-term investments of $62.6 million as compared to $ 87.1 million of cash and cash equivalents as of December 31, 2017. The $24.5 million decrease in total cash, cash equivalents, and short-term investments was due primarily to funding of operations, which mainly consisted of research and development activities and general and administrative activities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in cash and money market bank accounts and short-term investments, all of which have maturities of less than one year.

In June 2018, we filed a prospectus supplement for an at-the-market offering (ATM) program with the SEC related to the offer and sale from time to time of our common stock at an aggregate offering price of up to $50.0 million through Cowen and Company, LLC, as sales agent. The shares of common stock will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-225391). No shares of common stock have been sold under this program.

We have incurred losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the next several years. We incurred net losses of approximately $26.1 million and $44.5 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had an accumulated deficit of approximately $126.8 million and working capital of $57.7 million.

We believe that our existing cash, cash equivalents, and short-term investments as of June 30, 2018 will be sufficient to fund our current operating plans through at least the next 12 months from the date of the filing of this Quarterly Report on Form 10-Q.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$(24,547)	$(13,142)
Investing activities	(40,217)	(84)
Financing activities	174	67,402
Net decrease in cash and cash equivalents	$(64,590)	$54,176

Net Cash Used in Operating Activities

Net cash used in operating activities was $24.5 million for the six months ended June 30, 2018, which consisted of net losses of $26.1 million offset by $3.6 million of net non-cash charges, compared to $13.1 million for the six months ended June 30, 2017. The increase of $11.4 million in net cash used in operating activities was primarily due to an increase in our costs related to our research and development programs and an increase in our payroll and payroll-related expenses as the result of increased headcount as we continue to build our management team and expand our operations.

Net Cash Used in Investing Activities

Net cash used in investing activities was $40.2 million for the six months ended June 30, 2018, compared to $84 thousand for the six months ended June 30, 2017. The increase in net cash used for investing activities was primarily due to purchases of short-term investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $174 thousand for the six months ended June 30, 2018 was primarily due to the proceeds from the exercise of stock options and purchases of shares under the 2017 employee stock purchase plan. Net cash provided by financing activities of $67.4 million for the six months ended June 30, 2017 was primarily due to the receipt of $66.7 million of net proceeds from our IPO, after deducting underwriting discounts and commissions and other offering expenses.

Contractual Obligations and Commitments

As of June 30, 2018, there were no other material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K, which was filed with the SEC on March 29, 2018.

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

During the six months ended June 30, 2018, there were no material changes to our critical accounting policies as reported for the year ended December 31, 2017 as part of our Annual Report on Form 10-K, which was filed with the SEC on March 29, 2018.  In addition, see Note 2 of our Condensed Financial Statements under the heading “Recent Accounting Pronouncements” for new accounting pronouncements or changes to the recent accounting pronouncements during the six months ended June 30, 2018.

Emerging Growth Company Status

We are an “emerging growth company” (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and may remain an emerging growth company for up to five years. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. As of June 30, 2018, we had cash equivalents of $22.5 million that were held in an interest-bearing money market account and $40.1 million of short-term investments invested in treasury notes and corporate bonds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and short-term investments and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in institutional market funds that are comprised of U.S. Treasury and U.S. Treasury-backed repurchase agreements as well as treasury notes and high quality short-term corporate bonds.

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

As of June 30, 2018, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On December 15, 2016, we and Northwestern University (“Northwestern”) entered into a license agreement (the “License Agreement”), pursuant to which Northwestern granted us an exclusive license to certain patent rights and know-how, including a patent application covering a specified composition of matter (the “Patent Application”).  Northwestern previously entered into a license agreement with Catalyst, dated August 27, 2009, pursuant to which Northwestern granted Catalyst rights under certain intellectual property rights covering a different composition of matter (the “Catalyst License”).  In addition, we are a party to a confidential disclosure agreement with Catalyst, dated September 16, 2016 (the “CDA”). On June 25, 2018, Catalyst sent a letter to Northwestern and the Company alleging, among other things, that Northwestern breached the Catalyst License by licensing the Patent Application to us. Catalyst’s letter also asserted that we had breached our obligations under the CDA by allegedly failing to disclose that we had a license to the Patent Application, and that a further breach would occur if the Company makes any use of information obtained under the CDA in connection with its development program arising from the rights granted under the License Agreement.  Catalyst has asserted that the combined conduct of Northwestern and the Company gives rise to various claims, including breach of contract, fraud, and tortious interference. We believe that Catalyst’s claims are without merit and responded by letter dated June 28, 2018, which denies any and all liability to Catalyst, and further denies that Catalyst has been damaged in any way.

As previously disclosed in Part 1, Item 3 of our Annual Report on Form 10-K for the period ended December 31, 2017 (the “Annual Report”), in July 2017, a notice of opposition and petition for cancellation was filed at the Trademark Trial and Appeal Board of the USPTO by Ovid Technologies, Inc. (“OTI”) relating to certain current and pending trademarks.  We are currently in negotiations with OTI for the resolution of this matter.  Please refer to the Annual Report for additional information.

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

Since inception in April 2014, we have incurred significant operating losses. Our net loss for the three and six months ended June 30, 2018 was $12.9 million and $26.1 million, respectively. As of June 30, 2018, we had an accumulated deficit of $126.8 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our drug candidates, as well as hiring employees and building our infrastructure. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

As of June 30, 2018, our cash, cash equivalents and short-term investments was $62.6 million. We believe that our existing cash, cash equivalents and short-term investments, will fund our current operating plans through at least 12 months from the filing of this Quarterly Report on Form 10-Q. However, our operating plans may change because of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.

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

Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a drug candidate. Frequently, drug candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. For instance, our STARS trial was to our knowledge the first trial evaluating efficacy of OV101 in patients with Angelman syndrome and OV101 has not been evaluated in a clinical trial to treat Fragile X syndrome. We may be unable to demonstrate efficacy in any future trials, including any future clinical trials of OV101 to treat Angelman syndrome. In addition, OV935 has not been shown to have efficacy in patients with dEE and the FDA has not yet made any determination regarding safety and efficacy of either OV101 or OV935 in these indications. The results from preclinical studies of OV101 and OV935 in animal models and the results from our STARS clinical trial of OV101 in patients with Angelman syndrome and clinical trials of OV101 in patients with primary insomnia may not be predictive of the effects of these compounds in later stage clinical trials. Our approach of targeting the extrasynaptic GABAA receptor with OV101 and cholesterol 24-hydroxylase (CH24H) with OV935 are both novel and unproven and as such, the cost and time needed to develop OV101 and OV935 is difficult to predict and our efforts may not be successful. If we do not observe favorable results in clinical trials of our drug candidates, we may decide to delay or abandon clinical development of such drug candidate. Any such delay or abandonment could harm our business, financial condition, results of operations and prospects.

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

While OV101 showed a statistically significant improvement compared to placebo in CGI-I, this endpoint may not be sufficient for regulatory approval and future clinical trials may not meet their respective clinical endpoints.

We released topline data in August from our Phase 2 STARS trial of OV101 to treat adults and adolescents with Angelman syndrome. At 12 weeks of treatment in the once-daily and combined dosing groups, OV101 showed a statistically significant improvement compared to placebo in the physician-rated clinical global impressions of improvement (“CGI-I”), a measure commonly used in clinical trials to allow the physician to capture a constellation of clinical symptoms. Subsequent analyses were conducted on a prespecified subset of scales across the domains of behavior, sleep and gait. While the analyses of these prespecified subsets did not show a statistically significant difference from placebo, full data analyses on these domains are ongoing and will be communicated in the future. We are not aware of any circumstance where the FDA has accepted a CGI-I endpoint as the sole basis for regulatory approval. While we intend to discuss these data with regulatory authorities to determine the next steps for a registrational pathway, we cannot be certain that the FDA will accept CGI-I as an approvable endpoint in any future pivotal trial, and we may not be able to demonstrate statistically significant results on CGI-I or any other clinical endpoints that we incorporate.

We may need to conduct additional clinical or non-clinical studies in order to enroll children younger than 13 in any pivotal or other clinical trials.

The STARS trial enrolled adults and adolescents aged 13 to 49 years of age. It is our intention to seek approval of OV101 in all patients, including pediatric patients. While a post-hoc analysis of the data from this trial suggests that younger patients may benefit more than older patients, we may be required to conduct additional studies before we can enroll any pediatric patients in any future studies. In addition, we may need to develop additional oral formulations of OV101 to be used in young children. If we are delayed in enrolling pediatric patients in any future clinical trials, our development and any regulatory approval could be delayed.

We may need to develop a new liquid pediatric formulation of OV101 for use in young children initially, and eventually for infants and toddlers, and we may be unable to successfully develop an appropriate formulation.

Our existing formulation of OV101 is an oral capsule. We have recently developed lower strength capsules that can be opened and sprinkled on applesauce or similar semi-solid foods. However, for use in very young pediatric patients, we may need to develop an oral liquid formulation of OV101. While we have begun developing this formulation, we do not know if our efforts will be successful or if the FDA will agree that the new formulation is comparable to our current formulation. We may experience manufacturing problems such as with solubility or stability or we may discover that the new formulation is less effective than an oral capsule. In addition, we will need to conduct bridging studies to demonstrate that the new formulation is equivalent to our oral capsule, which could result in delays in development and additional costs.

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

During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries and discomforts, to their doctor. Often, it is not possible to determine whether or not the drug candidate being studied caused these conditions. Regulatory authorities may draw different conclusions or require additional testing to confirm these determinations, if they occur. In addition, it is possible that as we test our drug candidates in larger, longer and more extensive clinical programs, or as use of these drug candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by subjects. Many times, side effects are only detectable after investigational drugs are tested in large-scale, Phase 3 trials or, in some cases, after they are made available to patients on a commercial scale after approval. For example, in one of the trials conducted by Lundbeck, there were reports of hallucinations in drug abusers at 30mg and 45mg doses of OV101, which are higher than the 10mg and 15mg doses that were effective for insomnia. In addition, some patients treated with OV101 in the Lundbeck Phase 3 trials experienced headaches, nausea and dizziness. In the STARS study, the most frequent adverse events for OV101 treated arms that were greater than placebo arm included pyrexia, rash, seizure, enuresis, myoclonic epilepsy, otitis media and viral infection. Patients in our ongoing or planned clinical trials may experience similar or other side effects after treatment with OV101. If additional clinical experience indicates that any of our current drug candidates, including OV101 and OV935, and any future drug candidates has side effects or causes serious or life-threatening side effects, the development of the drug candidate may fail or be delayed, or, if the drug candidate has received regulatory approval, such approval may be revoked, which would harm our business, prospects, operating results and financial condition.

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

Third parties may claim that we are infringing their intellectual property rights, or otherwise allege that they have rights in intellectual property rights we own or have in-licensed, or that we have misappropriated their confidential information or trade secrets, and may initiate legal proceedings alleging such claims, the outcome of which would be uncertain and could have a negative impact on the success of our business.

Our commercial success depends, in part, upon our ability and the ability of our current or future collaborators to develop, manufacture, market and sell our current and any future drug candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and any future drug candidates and technology, including interference proceedings, post grant review and inter partes review before the USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. Third parties may also allege that they have or retain rights in patents or other intellectual property rights that are exclusively licensed to us, or claim that we have misappropriated their confidential information or trade secrets, whether or not such a claim has any valid basis.

On December 15, 2016, we and Northwestern entered into a License Agreement, pursuant to which Northwestern granted us an exclusive license to certain patent rights and know-how, including a Patent Application.  Northwestern previously entered into a license agreement with Catalyst, dated August 27, 2009, pursuant to which Northwestern granted the Catalyst License.  In addition, we are a party to a confidential disclosure agreement with Catalyst, dated September 16, 2016 (the “CDA”).  On June 25, 2018, Catalyst sent a letter to Northwestern and the Company alleging, among other things, that Northwestern breached the Catalyst License by licensing the Patent Application to us.  Catalyst’s letter also asserted that we had breached our obligations under the CDA by allegedly failing to disclose that we had a license to the Patent Application, and that a further breach would occur if the Company makes any use of information obtained under the CDA in connection with its development program arising from the rights granted under the License Agreement.  Catalyst has asserted that the combined conduct of Northwestern and the Company gives rise to various claims, including breach of contract, fraud, and tortious interference.

With respect to third party claims, even if we believe such claims are without merit, a court of competent jurisdiction could hold that such third-party patents are valid, enforceable and infringed, or, as applicable, owned by such third party, which could have a negative impact on our ability to commercialize our current and any future drug candidates.  In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. If we are found to infringe a third party’s valid and enforceable intellectual property rights, we could be required to obtain a license from such third party to continue developing, manufacturing and marketing our drug candidate(s) and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing and commercializing the infringing technology or drug candidate. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement could prevent us from manufacturing and commercializing our current or any future drug candidates or force us to cease some or all of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business, financial condition, results of operations and prospects.  See the section herein titled “Legal Proceedings” for additional information.

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

As of June 30, 2018, we had 52 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day operations and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational inefficiencies, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future drug candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance, our ability to commercialize drug candidates, develop a scalable infrastructure and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We may sell additional equity or debt securities or enter into other arrangements to fund our operations, which may result in dilution to our stockholders and impose restrictions or limitations on our business.

Until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance future cash needs through public or private equity or debt offerings. In June 2018, we filed a shelf registration statement on Form S-3 (Registration No. 333-225391) that allows us to sell up to an aggregate of $200 million of our common stock, which includes up to $50.0 million designated in the prospectus supplement for an at-the-market offering program. As of June 30, 2018, no sales have been made pursuant to the at-the-market offering program. We may also seek additional funding through government or other third-party funding and other collaborations, strategic alliances and licensing arrangements. These financing activities may have an adverse impact on our stockholders’ rights as well as on our operations, and such additional funding may not be available on reasonable terms, if at all. If we raise additional funds through the issuance of additional debt or equity securities, it may result in dilution to our existing stockholders and/or increased fixed payment obligations. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, if we seek funds through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us. Any of these events could significantly harm our business, financial condition and prospects.

Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Based upon our shares of our common stock outstanding as of August 2, 2018, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock will, in the aggregate, beneficially own shares representing approximately 56.7% of our outstanding common stock.

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

Sales of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to drop significantly.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Some of the holders of our securities have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares would result in the shares becoming freely tradable without restriction under the Securities Act except for shares held by our affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

We will continue to incur increased costs as a result of operating as a public company, and our management will devote substantial time to new compliance initiatives.

As a public company, and particularly after we are no longer an EGC, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC and The Nasdaq Global Stock Market LLC have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these and other compliance initiatives. Moreover, these rules and regulations will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

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

The market price of our common stock may be volatile.  For example, on August 6, 2018, we announced the topline results of our STARS clinical trial, and our stock experienced a material decline.  In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

Our compliance with Section 404 will require that we incur substantial expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begins its Section 404 reviews, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by The Nasdaq Global Market, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

As of June 30, 2018, we consumed approximately $37.8 million of net proceeds from the IPO, primarily to advance OV101 and OV935 through clinical trials, and for working capital and general corporate purposes.  We hold the remaining net proceeds from the IPO in cash, cash equivalents, and short-term investments in accordance with our investment policy.

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

OVID THERAPEUTICS INC.

Date: August 9, 2018	By:	/s/ Jeremy M. Levin
Jeremy M. Levin
Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2018	By:	/s/ Timothy Daly
Timothy Daly
Senior Vice President, Finance and Corporate Controller (Principal Financial and Accounting Officer)