Form 10-Q
period 2018-09-30
Ovid Therapeutics Inc.
filed 2018-11-08
CIK 1636651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Small reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 1, 2018, the registrant had 24,654,114 shares of common stock, $0.001 par value per share, outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

OVID THERAPEUTICS INC.

Condensed Balance Sheets

	September 30,	December 31,
	2018	2017
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$30,513,180	$87,125,600
Short-term investments	21,994,374	-
Prepaid expenses and other current assets	2,746,680	1,462,448
Total current assets	55,254,234	88,588,048

Long-term prepaid expenses	4,543,603	604,646
Security deposit	121,905	88,940
Property and equipment, net	68,154	51,775
Other assets	406,078	124,194
Total assets	$60,393,974	$89,457,603

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,593,501	$2,025,766
Accrued expenses	5,829,404	3,995,334
Total current liabilities	10,422,905	6,021,100

Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares and no shares authorized at September 30, 2018 and December 31, 2017	-	-
Common stock, $0.001 par value; 125,000,000 shares authorized at September 30, 2018 and December 31, 2017, 24,654,114 and 24,606,256 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	24,654	24,606
Additional paid-in-capital	189,746,436	184,127,565
Accumulated other comprehensive loss	(4,675)	-
Accumulated deficit	(139,795,346)	(100,715,668)
Total stockholders' equity	49,971,069	83,436,503
Total liabilities and stockholders' equity	$60,393,974	$89,457,603

See accompanying notes to these unaudited condensed financial statements

OVID THERAPEUTICS INC.

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$8,544,547	$5,899,482	$25,168,446	$43,258,833
General and administrative	4,631,228	3,509,630	14,636,941	10,700,667
Total operating expenses	13,175,775	9,409,112	39,805,387	53,959,500
Loss from operations	(13,175,775)	(9,409,112)	(39,805,387)	(53,959,500)
Interest income	213,992	50,506	725,709	113,710
Net loss	$(12,961,783)	$(9,358,606)	$(39,079,678)	$(53,845,790)
Net loss attributable to common stockholders	$(12,961,783)	$(9,358,606)	$(39,079,678)	$(53,845,790)
Net loss per share attributable to common stockholders, basic and diluted	$(0.53)	$(0.38)	$(1.59)	$(3.06)
Weighted-average common shares outstanding basic and diluted	24,634,380	24,601,936	24,623,225	17,571,772

See accompanying notes to these unaudited condensed financial statements

OVID THERAPEUTICS INC.

Condensed Statements of Comprehensive Loss

(unaudited)

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(12,961,783)	$(9,358,606)	$(39,079,678)	$(53,845,790)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	11,347	-	(4,675)	-
Comprehensive loss	$(12,950,436)	$(9,358,606)	$(39,084,353)	$(53,845,790)

See accompanying notes to these unaudited condensed financial statements

OVID THERAPEUTICS INC.

Condensed Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(39,079,678)	$(53,845,790)
Adjustments to reconcile net loss to cash used in operating activities:
Noncash research and development expense	-	25,861,228
Stock-based compensation expense	5,332,781	4,987,088
Depreciation and amortization expense	86,441	58,590
Change in accrued interest and accretion of discount on short-term investments	(23,949)	-
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(1,284,232)	(588,679)
Deferred transaction costs	-	229,000
Security deposit	(32,965)	(29,240)
Long-term prepaid expenses	(3,938,957)	-
Accounts payable	2,513,619	581,191
Accrued expenses	1,834,070	275,256
Due from/ to related parties	-	7,369
Net cash used in operating activities	(34,592,870)	(22,463,987)

Cash flows from investing activities:
Purchases of short-term investments	(49,975,100)	-
Proceeds from maturities of short-term investments	28,000,000	-
Purchase of property and equipment	(39,492)	(31,105)
Software development and other assets	(291,096)	(77,988)
Net cash used in investing activities	(22,305,688)	(109,093)

Cash flows from financing activities:
Proceeds from initial public offering, net of offering expenses	-	66,676,192
Proceeds from employee stock purchase plan	174,761	-
Proceeds from exercise of options	111,377	-
Net cash provided by financing activities	286,138	66,676,192

Net (decrease) increase in cash and cash equivalents	(56,612,420)	44,103,112
Cash and cash equivalents, at beginning of period	87,125,600	51,939,661
Cash and cash equivalents, at end of period	$30,513,180	$96,042,773

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

Since its inception, the Company has devoted substantially all its efforts to business development, research and development, recruiting management and technical staff, and raising capital, and has financed its operations through issuance of convertible preferred stock (“Preferred Stock”), common stock and other equity instruments. The Company has not generated any revenue. The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, development of viable treatments, dependence on key personnel, protection of proprietary technology, compliance with government regulations, and ability to secure additional capital to fund operations.

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

In June 2018, the Company filed a shelf registration statement on Form S-3 (Registration No. 333-225391) that allows it to sell up to an aggregate of $200 million of our common stock, which includes up to $50.0 million designated in the prospectus supplement for an at-the-market offering program. In connection with the at-the-market offering, the Company entered into a Sales Agreement (“ATM Agreement”) with Cowen and Company, LLC (“Cowen”) under which the Company may offer and sell, from time to time at its sole discretion through Cowen, as its sales agent, shares of the Company’s common stock having an aggregate offering price of up to $50.0 million. The Company will pay Cowen a commission equal to 3.0% of the gross sales proceeds of any common stock sold through Cowen under the ATM Agreement and also have provided Cowen with indemnification and contribution rights. To date, the Company has not sold any common stock under the ATM Agreement.

The Company has incurred operating losses since inception and had an accumulated deficit of $139.8 million as of September 30, 2018. The Company expects to continue to incur net losses for at least the next several years and is highly dependent on its ability to find additional sources of funding in the form of debt or equity financing or expanded partnering arrangements to fund its operations. Management believes that the Company’s existing cash, cash equivalents, and short-term investments as of September 30, 2018, will be sufficient to fund its current operating plans through at least the next 12 months from the date of filing of the Company’s Quarterly Report on Form 10-Q. Adequate additional funding may not be available to the Company on acceptable terms or at all. The failure to raise capital as and when needed could have a negative impact on the Company’s financial condition and ability to pursue its business strategy. The Company may be required to delay, reduce the scope of or eliminate research and development programs, or obtain funds through arrangements with collaborators or others that may require the Company to relinquish rights to certain drug candidates that the Company might otherwise seek to develop or commercialize independently.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 29, 2018. There have been no material changes to the significant accounting policies during the period ended September 30, 2018, except for items mentioned below.

(A) Unaudited Interim Condensed Financial Statements

The interim condensed balance sheet at September 30, 2018, the condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2018 and 2017, and condensed statements of cash flows for the nine months ended September 30, 2018 and 2017 are unaudited. The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP are condensed or omitted. These condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of its financial information. The results of operations for the three and nine months ended September 30, 2018 and 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other future annual or interim period. The balance sheet as of December 31, 2017 included herein was derived from the audited financial statements as of that date. These interim condensed financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K.

(B) Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ materially from those estimates.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This new standard amends certain aspects of accounting and disclosure requirements for financial instruments, including the requirement that equity investments (other than equity method investees) with readily determinable fair values are to be measured at fair value with any changes in fair value recognized in a company's results of operations. Equity investments that do not have readily determinable fair values may be measured at fair value or at cost minus impairment adjusted for changes in observable prices. The standard also includes certain amendments for the accounting for a financial liability that is measured at fair value in accordance with the fair value option and prescribes that a valuation allowance should be evaluated on deferred tax assets related to available-for-sale debt securities in combination with other deferred tax assets. The ASU makes targeted changes to the presentation requirements for financial instruments under current GAAP. All entities are required to disclose financial assets and financial liabilities separately, grouped by measurement category and form of financial asset. ASU No. 2016-01 is effective for the Company as of January 1, 2018. As the Company does not have equity investments, financial liabilities measured at fair value in accordance with the fair value option or deferred tax assets, the recognition and measurement guidance of this new standard is not applicable to the Company. However, since the Company does have financial asset investments, it has adopted the presentation and disclosure requirements of this standard.

New accounting standards which have not yet been adopted

On August 29, 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other - Internal-Use Software (Subtopic 350-40) - which amends ASC 350-40 to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement (“CCA”) that is a service contract. ASU No. 2018-15 aligns the accounting for costs incurred to implement a CCA that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, the ASU amends ASC 350 to include in its scope implementation costs of a CCA that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in a CCA that is considered a service contract. According to the standard the balance sheet line item for the presentation of capitalized implementation costs should be the same as that for the prepayment of fees related to the hosting arrangement and the manner in which an entity classifies the cash flows related to capitalized implementation costs should be the same as that in which it classifies the cash flows for the fees related to the hosting arrangement. ASU 2018-15 is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods therein. Entities are permitted to apply either a retrospective or prospective transition approach to adopt the guidance. When prospective transition is chosen, entities must apply the transition requirements to any eligible costs incurred after adoption. The Company is in the process of assessing the impact of this standard on its financial statements.

On August 28, 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement.  This standard changes the fair value measurement disclosure requirements of ASC 820. The new standard eliminated certain disclosures, added new disclosures with regard to unrealized gains or losses included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements, as well as modified certain disclosure. ASU 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted. The ASU requires application of the prospective method of transition for the aforementioned new disclosure requirements and for modified disclosure with regard to measurement uncertainty while all other amendments made by the ASU must be applied retrospectively to all periods presented. The Company is in the process of assessing the impact of this standard on its financial statements.

On June 20, 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This new standard simplifies the accounting for share-based payments granted to nonemployees for goods and services. The standard supersedes ASC 505-50 and expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. As such, among others, the measurement date for nonemployee awards would generally be the grant date same as the measurement date for employee equity awards and for performance-based awards, an entity is required to recognize any cost on the basis of the probable outcome of the performance conditions using the grant-date fair value of the award. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Due to the immaterial volume of nonemployee equity-based awards as well as the immaterial fair value of such awards the Company does not expect ASU 2018-07 to have a material impact on its financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This new standard requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including loans and trade and other receivables. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The standard also amends the impairment model for available-for-sale debt securities and requires entities to determine whether all or a portion of the unrealized loss on an available-for-sale debt security is a credit loss. Under the new guidance, an entity will recognize an allowance for credit losses on available-for-sale debt securities as a contra-account to the amortized cost basis rather than as a direct reduction of the amortized cost basis of the investment, as is currently required. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019. The Company does not expect this standard to have a material impact on its financial statements due to the immaterial level of its unrealized losses on available-for-sale securities and its immaterial level of loans and receivables.

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

NOTE 3 – PRECLINICAL AND CLINICAL AGREEMENTS

During the ordinary course of business, the Company contracts with clinical research organizations.  In connection with these contracts, the Company provides upfront payments for services to be provided over a period greater than 12 months that are applied against final expenses.  As of September 30, 2018, the Company reflected $4.5 million within long-term prepaid expenses on the balance sheet related to these contracts.

On August 26, 2016, the Company contracted with a clinical research organization for the study entitled “Safety and Efficacy of Gaboxadol in Angelman Syndrome: A Phase 2 Study of OV101 in adolescents and adults.” In connection with the execution of this contract, the Company provided an upfront retainer of $355,435. At September 30, 2018, this retainer is reflected within current assets on the balance sheet. During the nine months ended September 30, 2018 and 2017, the Company has expensed approximately $2,305,127 and $3,169,550 related to this contract, respectively. The expense related to this contract is reflected within research and development on the statement of operations.

NOTE 4 – CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

All short-term investments are classified as available-for-sale. The following tables summarize the fair value of cash, cash equivalents, and short-term investments, as well as gross unrealized holding gains and losses as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	holding gains	holding losses	value
Cash	$265,582	$-	$-	$265,582
Money market funds (a)	30,247,598	-	-	30,247,598
Total cash and cash equivalents	$30,513,180	$-	$-	$30,513,180

U.S. treasury notes (a)	$21,999,049	$-	$(4,675)	$21,994,374
Total short-term investments	$21,999,049	$-	$(4,675)	$21,994,374

(a)  As of September 30, 2018, the Company's Level 1 assets consisted of money market funds and U.S. treasury notes totaling $52.2 million. The Company had no level 2 or level 3 assets or liabilities as of September 30, 2018.

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

As of September 30, 2018 and December 31, 2017, the aggregate fair value of securities that were in an unrealized loss position for less than 12 months was $22.0 million and zero, respectively. The Company did not hold any securities in an unrealized loss position for more than 12 months as of September 30, 2018.

There were no realized gains or losses on available-for-sale securities during the three and nine months ended September 30, 2018.

NOTE 5 – PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

Property and equipment is summarized as follows:

	September 30,	December 31,
	2018	2017
Furniture and equipment	$144,620	$102,690
Less accumulated depreciation	(76,466)	(50,915)
Total property and equipment, net	$68,154	$51,775

Depreciation expense was $25,551 and $19,155 for the nine months ended September 30, 2018 and 2017, respectively. Depreciation expense was $6,746 and $7,171 for the three months ended September 30, 2018 and 2017, respectively.

Intangible assets, net of accumulated amortization, were $406,078 and $124,194 as of September 30, 2018 and December 31, 2017, respectively, and are included in other assets. Amortization expense was $60,890 and $39,436 for the nine months ended September 30, 2018 and 2017, respectively. Amortization expense was $24,615 and $13,864 for the three months ended September 30, 2018 and 2017, respectively.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,	December 31,
	2018	2017
Clinical trials accrual	$2,665,166	$753,018
Collaboration agreement accrual	-	754,841
Payroll and bonus accrual	2,254,757	1,919,120
Professional fees accrual	740,134	321,852
Other	169,347	246,503
Total	$5,829,404	$3,995,334

NOTE 7 – STOCKHOLDERS’ EQUITY AND PREFERRED STOCK

The Company’s capital structure consists of common stock and preferred stock.

Upon inception, the Company was initially authorized to issue 1,000 shares of common stock at $0.001 par value per share. The Company’s certificate of incorporation was amended on January 6, 2017 to increase the authorized shares of common stock available for issuance to 62,000,000 at $0.001 par value per share, and shares of preferred stock to 20,991,252.

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

The Company's Board of Directors adopted, and the Company's stockholders approved the 2017 equity incentive plan (“2017 Plan”), which became effective on May 4, 2017. The initial reserve of shares of common stock under the 2017 Plan was 3,052,059 shares.  The 2017 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards, and other forms of stock-based awards.  Additionally, the 2017 Plan provides for the grant of performance cash awards. The Company's employees, officers, directors and consultants and advisors are eligible to receive awards under the 2017 Plan.  Upon the adoption of the 2017 Plan, no further awards will be granted under the 2014 Plan. Pursuant to the terms of the 2017 Plan, on each January 1st, the plan limit shall be increased by the lesser of (x) 5% of the number of shares of common stock outstanding as of the immediately preceding December 31 and (y) such lesser number as the Board of Directors may determine in its discretion.  Accordingly, on January 1, 2018, an additional 1,230,312 shares were reserved for issuance under the 2017 Plan. As of September 30, 2018, there were 3,174,440 shares of the Company’s common stock reserved for issuance under the 2017 Plan.

The Company's Board of Directors adopted, and the Company's stockholders approved the 2017 employee stock purchase plan (the “2017 ESPP”), which became effective immediately prior to the execution of the underwriting agreement related to the IPO on May 4, 2017. The initial reserve of shares of common stock that may be issued under the 2017 ESPP was 279,069 shares. On September 20, 2017, the Company’s Compensation Committee approved an offering period under the 2017 ESPP, which began on October 20, 2017. The ESPP allows employees to purchase common stock of the Company at a 15% discount to the market price on designated purchase dates. During the three and nine months ended September 30, 2018, 22,142 and 32,114 shares were purchased under the ESPP and the Company recorded expense of $30,040 and $76,669, respectively. The number of shares of common stock reserved for issuance under the 2017 ESPP will automatically increase on January 1 of each year, beginning on January 1, 2018 and continuing through and including January 1, 2027, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (ii) 550,000 shares or (iii) such lesser number of shares determined by our Board. On

January 1, 2018, an additional 246,062 shares were reserved for issuance under the 2017 ESPP. As of September 30, 2018, there were 493,017 shares of the Company’s common stock reserved for issuance under the 2017 ESPP.

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

Performance-based option awards generally have similar terms, with vesting contingent upon the achievement of specified performance condition and expire in accordance to the specific terms of the agreement. At September 30, 2018, there were zero performance-based options outstanding and unvested.

The fair value of options granted during the nine months ended September 30, 2018 and 2017 was estimated using the Black-Scholes option valuation model. The inputs for the Black-Scholes option valuation model require management’s significant assumptions and are detailed in the table below. Prior to the IPO, the common stock price was determined by the Board of Directors. In the absence of market data for the Company’s common stock, the Board of Directors considered various factors in estimating the fair value of the common stock at the time of each option grant which included but was not limited to the common stock valuation performed by a third party independent valuation firm, the Company’s performance and future economic outlook, the potential financing available to the Company, and the valuation of common stock of similar companies in the industry. The risk-free interest rates were based on the rate for U.S. Treasury securities at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected life was based on the simplified method in accordance with the SEC Staff Accounting Bulletin No. Topic 14D. The expected volatility was estimated based on historical volatility information of peer companies that are publicly available.

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

The Company granted zero and 27,906 stock options to nonemployee consultants for services rendered during the nine months ended September 30, 2018 and 2017, respectively. There were 12,356, and 44,333 unvested nonemployee options outstanding as of September 30, 2018, and 2017, respectively. Total expense recognized related to the nonemployee stock options for the three months ended September 30, 2018 and 2017 was $40,730, and $52,348, respectively. Total expense recognized related to the nonemployee stock options for the nine months ended September 30, 2018 and 2017 was $133,460 and $358,554, respectively. Total unrecognized compensation expenses related to the nonemployee stock options was $34,049 as of September 30, 2018. During the nine months ended September 30, 2018 and 2017, the Company recognized zero and $162,700 in expenses for nonemployee performance-based option awards, respectively.

The Company granted 1,352,578 and 1,475,087 stock options to employees during the nine months ended September 30, 2018 and 2017 respectively. There were 2,493,308 and 2,686,393 unvested employee options outstanding as of September 30, 2018, and 2017, respectively. Total expense recognized related to the employee stock options for the three months ended September 30, 2018 and 2017 was $1,622,836 and $1,323,198, respectively. Total expense recognized related to the employee stock options for the nine months ended September 30, 2018 and 2017 was $5,122,652 and $4,628,534 respectively. Total unrecognized compensation expense related to employee stock options was $13,161,142 as of September 30, 2018. During the nine months ended September 30, 2018 and 2017, the Company recognized zero and $830,997 in expenses for employee performance-based option awards.

The Company’s stock-based compensation expense was recognized in operating expense as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$790,770	$771,018	$2,296,259	$2,030,447
General and administrative	902,836	604,528	3,036,522	2,956,641
Total	$1,693,606	$1,375,546	$5,332,781	$4,987,088

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options	$1,663,566	$1,375,546	$5,256,112	$4,987,088
Employee Stock Purchase Plan	30,040	-	76,669	-
Total	$1,693,606	$1,375,546	$5,332,781	$4,987,088

The fair value of employee options granted during the three and nine months ended September 30, 2018 and 2017 was estimated by utilizing the following assumptions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	Weighted Average	Weighted Average	Weighted Average	Weighted Average
Volatility	89.04%	79.35%	84.56%	80.39%
Expected term in years	5.78	6.08	6.00	6.08
Dividend rate	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	2.78%	1.86%	2.60%	2.06%
Fair value of option on grant date	$4.84	$5.63	$6.06	$6.26

The fair value of nonemployee options granted and remeasured during the three and nine months ended September 30, 2018 and 2017 was estimated by utilizing the following assumptions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	Weighted Average	Weighted Average	Weighted Average	Weighted Average
Volatility	85.80%	79.45%	85.80%	80.52%
Expected term in years	3.48	3.77	3.48	4.36
Dividend rate	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	2.77%	1.71%	2.77%	1.85%
Fair value of option on measurement date	$2.92	$6.58	$2.92	$6.32

The following table summarizes the number of options outstanding and the weighted average exercise price:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life in Years	Value
Options Outstanding December 31, 2017	4,298,802	$8.07	8.32	$8,174,686
Granted	1,352,578	8.41	9.47
Exercised	(15,744)	7.07		$31,125
Forfeited or expired	(437,721)	8.26
Options Outstanding September 30, 2018	5,197,915	$8.14	7.23	$380,225
Vested and exercisable at September 30, 2018	2,692,251	$7.88	5.89	$380,225

At September 30, 2018 there was approximately $13,195,191 of unamortized share–based compensation expense, which is expected to be recognized over a remaining average vesting period of 2.28 years.

NOTE 9 – INCOME TAXES

The Company did not record a federal or state income tax provision for the periods presented as it has incurred net losses since inception. In addition, the net deferred tax assets generated from the net operating losses have been fully reserved as the Company believes it is not more likely than not that the benefit will be realized.

During the nine months ended September 30, 2018 and 2017, the Company recorded a $186,218 and $200,251 refundable credit towards future New York City tax expense as a reduction to operating expenses, respectively. The credit is for qualified emerging technology companies focused on biotechnology located in New York City.

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

As of September 30, 2018, the Company does not believe that the payment of any of the aforementioned potential milestones is probable.

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

NOTE 11 – COLLABORATION AGREEMENT

Takeda Collaboration

On January 6, 2017, the Company entered into a license and collaboration agreement with Takeda, pursuant to which Takeda granted the Company an exclusive license to commercialize the compound TAK-935, which the Company now refers to as OV935, in certain territories, and a co-exclusive worldwide license, together with Takeda, to develop OV935. In consideration of certain license rights granted to the Company pursuant to the Takeda collaboration, the Company issued 1,781,996 shares of its Series B-1 Preferred Stock, pursuant to a Series B-1 preferred stock purchase agreement entered into on January 6, 2017, at an ascribed price per share of $14.513 on January 6, 2017 for an aggregate fair value of $25,861,228, which was recorded as research and development expense at the date of the transaction. The 1,781,996 shares of Series B-1 Preferred Stock held by Takeda was automatically converted into 1,781,996 shares of the Company’s common stock upon the completion of its IPO.  Under the Takeda collaboration, the Company is obligated to pay Takeda future payments if and when certain milestones are achieved. Upon the first patient enrollment in the first Phase 3 trial for the first of the initial indications the Company and Takeda are focusing on in the Takeda collaboration, the Company is obligated to issue to Takeda the number of unregistered shares of the Company’s common stock equal to the lesser of (a) 8% of the Company outstanding capital stock on the issuance date or (b) $50.0 million divided by the applicable share price. The remaining potential global commercial and regulatory milestone payments equal approximately $35.0 million and can be satisfied in cash or unregistered shares of the Company’s common stock at its election, unless certain events occur.  In the event a payment settled in shares of the Company’s common stock would cause Takeda to own over 19.99% of the Company’s outstanding capital stock or certain other events occur, such payment must be paid in cash.  None of these potential milestone payments mentioned above are deemed probable at balance sheet date.

During the three and nine months ended September 30, 2018, the Company recognized a credit in research and development expenses of $776,129 and $680,721 respectively, representing costs reimbursed to the Company from Takeda. During the three and nine months ended September 30, 2017, the Company recognized $790,962 and $3,567,110 in research and development expenses representing research and development expenses reimbursed to Takeda in respect of this collaboration agreement.

The Takeda collaboration will expire upon the cessation of commercialization of the products by both the Company and Takeda. Either party may terminate the Takeda collaboration because of the other party’s uncured material breach or insolvency, for safety reasons, or, after completion of the first proof of mechanism clinical trial, for convenience. Takeda may terminate the Takeda collaboration for the Company’s (or the Company’s sublicensee’s) challenge to the patents licensed under the Takeda collaboration. If the collaboration is terminated by Takeda for material breach by the Company, bankruptcy or patent challenge or by the Company for convenience or safety reasons, the Company’s rights to the products will cease, the Company will transition all activities related to the products to Takeda, and the Company will grant Takeda an exclusive, royalty-bearing license under certain patents and other intellectual property controlled by the Company to commercialize OV935 and products containing OV935 for the treatment of certain rare neurological disorders. If the collaboration is terminated by the Company for Takeda’s material breach or bankruptcy or by Takeda for convenience or safety reasons, Takeda’s rights to the products will cease, Takeda will transition all activities related to the products to the Company, and Takeda will grant the Company an exclusive, royalty-bearing license under certain patents and other intellectual property controlled by Takeda to commercialize OV935 and products containing OV935 for the treatment of certain rare neurological disorders.

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

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	For the Nine Months Ended September 30,
	2018	2017
Stock options to purchase common stock	5,197,915	4,290,220

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

Overview

We are a biopharmaceutical company focused exclusively on developing impactful medicines for patients and families living with rare neurological disorders. We believe these disorders represent an attractive area for drug development as the understanding of the underlying biology has grown meaningfully over the last few years; yet has remained underappreciated by the industry. Our experienced team began with a vision to integrate the biology and symptomology of rare neurological conditions to employ innovative research and clinical strategies for the development of our drug candidates. Based on recent scientific advances in genetics and the biological pathways of the brain, we created a proprietary map of disease-relevant pathways and used it to identify and acquire novel compounds for the treatment of rare neurological disorders. We are executing on our strategy by in-licensing and collaborating with leading biopharmaceutical companies and academic institutions. We are developing a robust pipeline of clinical assets with an initial focus on neurodevelopmental disorders and developmental and epileptic encephalopathies (“dEE”). Our most advanced candidate, OV101, has completed a Phase 2 trial in adults and adolescents with Angelman syndrome.  As announced on August 6, 2018, the Phase 2 trial achieved its primary endpoint of safety and tolerability and showed an improvement in the once-daily and combined OV101 dosing groups on the prespecified physician-rated Clinical Global Impressions-Improvement (“CGI-I”) endpoint. We also completed a Phase 1 trial in adolescents with Angelman syndrome or Fragile X syndrome in which, OV101 was found to be generally well tolerated and its pharmacokinetic (“PK’), profile in adolescents was similar to previous data generated in young adults.  Along with our collaborator, Takeda Pharmaceutical Company Limited, (“Takeda”), we initiated patient recruitment in our Phase 1b/2a trial of OV935 in adults with dEE in June 2017.  The trial is fully enrolled, and we expect data from the phase 1b/2a trial of OV935 in the fourth quarter of 2018.

Since our inception in April 2014, we have devoted substantially all of our efforts to organizing and planning our business, building our management and technical team, conducting research and development activities, acquiring operating assets and raising capital.

We have not generated any revenue and have funded our business primarily through the sale of our capital stock. Through September 30, 2018, we have raised net proceeds of $142.3 million from the sale of convertible preferred stock and our IPO. As of September 30, 2018, we had $30.5 million in cash and cash equivalents and $22.0 million in short-term investments. We recorded net losses of $39.1 million and $53.8 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had an accumulated deficit of approximately $139.8 million.

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

Clinical Developments

STARS Phase 2 Clinical Trial

•

The Phase 2 STARS trial of OV101 in adults and adolescents with Angelman syndrome was a 12-week, double blind, placebo-controlled study that randomized 88 patients aged 13 to 49 years with Angelman syndrome. The study achieved its primary endpoint of safety and tolerability with a similar incidence of adverse events (AEs) across the OV101 and placebo treatment arms. The investigational medicine showed a favorable safety profile and was well tolerated in adults and adolescents with Angelman syndrome through 12 weeks of treatment. The most common AEs reported in the trial were vomiting, somnolence, irritability, aggression, and pyrexia. Serious adverse events (SAEs) of seizure were reported in two patients with a previous history of seizures: one patient in the once-daily (QD) dose experienced a seizure that was deemed unrelated to study drug; one patient experienced a seizure in the twice-daily (BID) dose group that was assessed as possibly related to study drug by the investigator.

•

At the prespecified efficacy analysis at 12 weeks of treatment, OV101 once-daily and combined dosing groups showed a statistically significant improvement compared to placebo in the physician-rated clinical global impressions of improvement (CGI-I) – a measure commonly used in neurology and psychiatry clinical trials that allows the physician to capture a constellation of clinical symptoms.

•

CGI-I was ranked first in the prespecified hierarchy of the statistical analysis plan. Subsequent analyses in the hierarchy were conducted on a prespecified subset of scales across the domains of behavior, sleep and gait. These prespecified subsets did not show a statistically significant difference from placebo.

•

Additional data from the full analysis indicate that OV101 seems to positively impact several relevant clinical features of Angelman syndrome (global functioning, sleep, motor disruption) and therefore support further clinical development of OV101 in Angelman syndrome.

•	Ovid intends to discuss these data with the FDA by the end of the year to determine the next steps for a registrational pathway.
•

Based on these data, the Company plans to initiate study activities in the fourth quarter of 2018 for an open-label extension study (named ELARA). Angelman syndrome patients who completed any prior OV101 study may be eligible to receive the investigational medicine in this study.

Other Preclinical/Clinical Development Updates

•

In July 2018, we initiated our Phase 2 ROCKET clinical trial, a randomized, double-blind, parallel-group trial evaluating OV101 for the treatment of adolescent and young male adults with Fragile X syndrome. The trial is currently enrolling and is expected to enroll up to 30 males ages 13 to 22 with a confirmed diagnosis of Fragile X syndrome. The primary endpoint is safety and tolerability of OV101 over 12 weeks of treatment in three different cohorts of either 5mg once daily, 5mg twice daily, or 5mg three times daily. A secondary endpoint will evaluate changes in behavior during 12 weeks of treatment with OV101. We anticipate data from this trial in 2019.

•

We expect data from the Phase 1b/2a clinical trial of OV935 in 18 adults with rare developmental and/or epileptic encephalopathies in the fourth quarter of 2018. The primary endpoint of the study is to characterize the safety and tolerability of OV935. Secondary endpoints include evaluation of pharmacokinetic (PK) parameters. Exploratory endpoints include change from baseline in seizure frequency and 24 hydroxycholesterol (24HC) levels.

•

In the fourth quarter of 2018, we initiated the SKY ROCKET study, a 12-week, non-drug study to assess the suitability of several behavioral scales in individuals with Fragile X syndrome. The trial is an observational study designed to provide additional data on the key endpoints that are being explored in the ROCKET trial as well as provide comparative data on the benefit offered by the standard of care. The study will enroll 30 males ages 5 to 30 with Fragile X syndrome.

•

Ovid and Takeda continue to enroll patients in three clinical trials: a Phase 2 clinical trial in pediatric patients with Dravet syndrome and Lennox-Gastaut syndrome (ELEKTRA); a Phase 2 clinical trial in pediatric patients with CDKL5 deficiency disorder and Duplication 15q syndrome (ARCADE); and an open-label extension trial for patients with dEE who participated in a previous OV935 clinical trial (ENDYMION).

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

Results of Operations

Comparison of the three months ended September 30, 2018 and 2017

The following table summarizes the results of our operations for the periods indicated:

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2018	2017	Change $
	(in thousands)
Research and development	$8,545	$5,899	$2,646
General and administrative	4,631	3,510	1,121
Total operating expenses	13,176	9,409	3,767
Loss from operations	(13,176)	(9,409)	(3,767)
Interest income	214	51	163
Net Loss	$(12,962)	$(9,358)	$(3,604)

Research and Development Expenses

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2018	2017	Change $
	(in thousands)
Preclinical and development expense	$5,730	$3,379	$2,351
Payroll and payroll-related expenses	2,759	2,226	533
Other expenses	56	294	(238)
Total research and development	$8,545	$5,899	$2,646

Research and development expenses were $8.5 million for the three months ended September 30, 2018 compared to $5.9 million for the three months ended September 30, 2017. The increase of $2.6 million was primarily due to an increase in preclinical and development expenses and payroll and payroll-related expenses for the clinical studies of OV101 and our Takeda collaboration expenses related to OV935. During the three months ended September 30, 2018, total research and development expenses consisted of $5.7 million in preclinical and development expenses, which includes a credit of $0.8 million representing costs reimbursed to us from Takeda, $2.8 million in payroll and payroll-related expenses, of which $0.8 million related to stock-based compensation, and $0.1 million in other expenses. During the three months ended September 30, 2017, total research and development expenses consisted of $3.4 million in preclinical and development expenses, of which $0.8 million represents amounts reimbursable to Takeda in respect of the Takeda collaboration, $2.2 million in payroll and payroll-related expenses, of which $0.8 million related to stock-based compensation due to increased headcount in the research and development department, and $0.3 million in other expenses.

General and Administrative Expenses

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2018	2017	Change $
	(in thousands)
Payroll and payroll-related expenses	$2,650	$2,019	$631
Professional fees	1,120	851	269
General office expenses	861	640	221
Total general and administrative	$4,631	$3,510	$1,121

General and administrative expenses were $4.6 million for the three months ended September 30, 2018 compared to $3.5 million for the three months ended September 30, 2017. The increase of $1.1 million primarily consisted of increases in payroll and payroll-related expenses of $0.6 million due to increased headcount including an increase of $0.3 million in stock-based compensation offset by prior year employee performance-based awards of $0.8 million, and an increase of $0.3 million due to increased professional fees associated with operating as a public company.

Interest Income

Interest income increased to $0.2 million for the three months ended September 30, 2018 from $0.1 million for the three months ended September 30, 2017. The increase is attributable to increased interest and investment income on our cash, cash equivalents and short-term investments due to the investment of the net proceeds received from our IPO.

Comparison of the nine months ended September 30, 2018 and 2017

The following table summarizes the results of our operations for the periods indicated:

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2018	2017	Change $
	(in thousands)
Research and development	$25,168	$43,259	$(18,091)
General and administrative	14,637	10,701	3,936
Total operating expenses	39,805	53,960	(14,155)
Loss from operations	(39,805)	(53,960)	14,155
Interest income	726	114	612
Net loss	$(39,079)	$(53,846)	$14,767

Research and Development Expenses

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2018	2017	Change $
	(in thousands)
Preclinical and development expense	$14,448	$36,696	$(22,248)
Payroll and payroll-related expenses	8,373	5,781	2,592
Other expenses	2,347	782	1,565
Total research and development	$25,168	$43,259	$(18,091)

Research and development expenses were $25.2 million for the nine months ended September 30, 2018 compared to $43.3 million for the nine months ended September 30, 2017. The decrease of $18.1 million was primarily due to the issuance of Series B-1 Preferred Stock to Takeda as an upfront payment upon signing the collaboration agreement during the three months ended March 31, 2017. During the nine months ended September 30, 2018, total research and development expenses consisted of $14.4 million in preclinical and development expenses, including a credit of $0.7 million representing costs reimbursed to the Company from Takeda in respect of the Takeda collaboration, $8.4 million in payroll and payroll-related expenses, of which $2.3 million related to stock-based compensation, and $2.3 million in other expenses. During the nine months ended September 30, 2017, total research and development expenses consisted of $36.7 million in preclinical and development expenses, of which

$25.9 million related to the issuance of Series B-1 Preferred Stock associated with the collaboration rights to OV935, $3.6 million represents amounts reimbursable to Takeda in respect of the Takeda collaboration, $5.8 million in payroll and payroll-related expenses, of which $2.0 million related to stock-based compensation due to increased headcount in the research and development department, and $0.8 million in other expenses.

General and Administrative Expenses

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2018	2017	Change $
	(in thousands)
Payroll and payroll-related expenses	$8,213	$6,867	$1,346
Legal and professional fees	4,084	2,558	1,526
General office expenses	2,340	1,276	1,064
Total general and administrative	$14,637	$10,701	$3,936

General and administrative expenses were $14.6 million for the nine months ended September 30, 2018 compared to $10.7 million for the nine months ended September 30, 2017. The increase of $3.9 million primarily consisted of increases in payroll and payroll-related expenses of $1.3 million due to an increase in headcount and a decrease of $0.9 million in stock-based compensation due to prior year employee performance-based awards of $0.8 million, and an increase of $1.5 million due to increased professional fees associated with operating as a public company.

Interest Income

Interest income increased to $0.7 million for the nine months ended September 30, 2018 from $0.1 million for the nine months ended September 30, 2017. The increase is attributable to increased interest and investment income on our cash, cash equivalents and short-term investments due to the investment of the net proceeds received from our IPO.

Liquidity and Capital Resources

Overview

As of September 30, 2018, we had total cash, cash equivalents and short-term investments of $52.5 million as compared to $87.1 million of cash and cash equivalents as of December 31, 2017. The $34.6 million decrease in total cash, cash equivalents, and short-term investments was due primarily to funding of operations, which mainly consisted of research and development activities and general and administrative activities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in cash and money market bank accounts and short-term investments, all of which have maturities of less than one year.

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

We have incurred losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the next several years. We incurred net losses of approximately $39.1 million and $53.8 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had an accumulated deficit of approximately $139.8 million and working capital of $44.8 million.

We believe that our existing cash, cash equivalents, and short-term investments as of September 30, 2018 will be sufficient to fund our current operating plans through at least the next 12 months from the date of the filing of this Quarterly Report on Form 10-Q.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$(34,592)	$(22,464)
Investing activities	(22,306)	(109)
Financing activities	286	66,676
Net decrease in cash and cash equivalents	$(56,612)	$44,103

Net Cash Used in Operating Activities

Net cash used in operating activities was $34.6 million for the nine months ended September 30, 2018, which consisted of net losses of $39.1 million offset by $5.4 million of net non-cash charges, compared to $22.5 million for the nine months ended September 30, 2017. The increase of $12.1 million in net cash used in operating activities was primarily due to an increase in our costs and upfront payments related to our research and development programs and an increase in our payroll and payroll-related expenses as the result of increased headcount as we continue to build our management team and expand our operations.

Net Cash Used in Investing Activities

Net cash used in investing activities was $22.3 million for the nine months ended September 30, 2018, compared to $0.1 million for the nine months ended September 30, 2017. The increase in net cash used for investing activities was primarily due to purchases of short-term investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $0.3 million for the nine months ended September 30, 2018 was primarily due to the proceeds from the exercise of stock options and purchases of shares under the 2017 employee stock purchase plan. Net cash provided by financing activities of $66.7 million for the nine months ended September 30, 2017 was primarily due to the receipt of $66.7 million of net proceeds from our IPO, after deducting underwriting discounts and commissions and other offering expenses.

Contractual Obligations and Commitments

As of September 30, 2018, there were no other material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K, which was filed with the SEC on March 29, 2018.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the income and expenses incurred during the reported periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from these estimates under different assumptions or conditions.

During the nine months ended September 30, 2018, there were no material changes to our critical accounting policies as reported for the year ended December 31, 2017 as part of our Annual Report on Form 10-K, which was filed with the SEC on March 29, 2018.  In addition, see Note 2 of our Condensed Financial Statements under the heading “Recent Accounting Pronouncements” for new accounting pronouncements or changes to the accounting pronouncements during the nine months ended September 30, 2018.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. As of September 30, 2018, we had cash equivalents of $30.5 million that were held in an interest-bearing money market account and $22.0 million of short-term investments invested in treasury notes. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and short-term investments and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in institutional market funds that are comprised of U.S. Treasury and U.S. Treasury-backed repurchase agreements as well as treasury notes and high quality short-term corporate bonds.

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

As of September 30, 2018, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2018, we substantially completed the implementation of our new enterprise resource planning (“ERP”) system. The new ERP system was designed and implemented, in part, to enhance the overall system of internal controls over financial reporting through further automation and integration of business processes.

Except for the changes related to the ERP implementation, there have been no changes in our internal control over financial reporting that occurred during our most recent quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On December 15, 2016, we and Northwestern University (“Northwestern”) entered into a license agreement (the “License Agreement”), pursuant to which Northwestern granted us an exclusive license to certain patent rights and know-how, including a patent application covering a specified composition of matter (the “Patent Application”).  Northwestern previously entered into a license agreement with Catalyst Pharmaceuticals, Inc. (“Catalyst”), dated August 27, 2009, pursuant to which Northwestern granted Catalyst rights under certain intellectual property rights covering a different composition of matter (the “Catalyst License”).  In addition, we are a party to a confidential disclosure agreement with Catalyst, dated September 16, 2016 (the “CDA”). On June 25, 2018, Catalyst sent a letter to Northwestern and the Company alleging, among other things, that Northwestern breached the Catalyst License by licensing the Patent Application to us. Catalyst’s letter also asserted that we had breached our obligations under the CDA by allegedly failing to disclose that we had a license to the Patent Application, and that a further breach would occur if the Company makes any use of information obtained under the CDA in connection with its development program arising from the rights granted under the License Agreement.  Catalyst has asserted that the combined conduct of Northwestern and the Company gives rise to various claims, including breach of contract, fraud, and tortious interference. We believe that Catalyst’s claims are without merit and responded by letter dated June 28, 2018, which denies any and all liability to Catalyst, and further denies that Catalyst has been damaged in any way.

As previously disclosed in Part 1, Item 3 of our Annual Report on Form 10-K for the period ended December 31, 2017 (the “Annual Report”), in July 2017, a notice of opposition and petition for cancellation was filed at the Trademark Trial and Appeal Board of the USPTO by Ovid Technologies, Inc. (“OTI”) relating to certain current and pending trademarks.  OTI also instituted proceedings with the Canadian Trademark Office and European Union Intellectual Property Office opposing applications in both jurisdictions.  On October 9, 2018, we entered into a settlement agreement with OTI in resolution of this matter.  We will amend certain of our trademark registrations and applications and, upon acceptance of such amendments, OTI will withdraw all opposition and cancellation actions (with prejudice where possible). The parties have agreed to work in good faith to agree on alternative language if the proposed amendments are not accepted.  Please refer to the Annual Report for additional information.

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

Since inception in April 2014, we have incurred significant operating losses. Our net loss for the three and nine months ended September 30, 2018 was $13.0 million and $39.1 million, respectively. As of September 30, 2018, we had an accumulated deficit of $139.8 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our drug candidates, as well as hiring employees and building our infrastructure. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

In addition, because of the numerous risks and uncertainties associated with pharmaceutical products and development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Our expenses could increase and profitability could be further delayed if we decide to or are required by the FDA, or other regulatory authorities such as the European Medicines Agency (“EMA”), to perform studies or trials in addition to those currently expected, or if there are any delays in the development, or in the completion of any planned or future preclinical studies or clinical trials of our current and future drug candidates. Even if we complete the development and regulatory processes described above, we anticipate incurring significant costs associated with launching and commercializing our current and future drug candidates.

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

As of September 30, 2018, our cash, cash equivalents and short-term investments was $52.5 million. We believe that our existing cash, cash equivalents and short-term investments, will fund our current operating plans through at least 12 months from the filing of this Quarterly Report on Form 10-Q. However, our operating plans may change because of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.

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

Debt and equity financings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as redeeming our shares, making investments, issuing additional equity, incurring additional debt, making capital expenditures, declaring dividends or placing limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could negatively impact our ability to conduct our business. If we raise additional capital through future collaborations, strategic alliances or third-party licensing arrangements, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us.

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

We also acquired rights to OV935 pursuant to a license and collaboration agreement with Takeda (the “Takeda collaboration”) in January 2017. Under the Takeda collaboration, we are obligated to pay Takeda future payments upon achievement of specified milestones. Upon the first patient enrollment in the first Phase 3 trial for the first of the initial indications we and Takeda are focusing on pursuant to the Takeda collaboration, we are obligated to issue to Takeda the number of unregistered shares of our common stock equal to the lesser of (i) 8% of our outstanding capital stock on the issuance date or (ii) $50.0 million divided by the applicable share price, unless certain events occur. The remaining potential global commercial and regulatory milestone payments equal approximately $35.0 million and can be satisfied in cash or unregistered shares of our common stock at our election, unless certain events occur in which Takeda can require us to pay such payments in cash. In the event a payment settled in shares of our common stock would cause Takeda to own over 19.99% of our outstanding capital stock or other events occur, such payment must be paid in cash. If these payments become due under the terms of the Takeda collaboration and we can only pay, or choose to pay, these payments in cash, we may not have sufficient funds available to meet our obligations and our development efforts may be harmed.

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

Because the results of preclinical studies or earlier clinical trials are not necessarily predictive of future results, our drug candidates may not have favorable results in planned or future preclinical studies or clinical trials in other indications, or may not receive regulatory approval.

Success in preclinical testing and early clinical trials does not ensure that subsequent clinical trials will generate similar results or otherwise provide adequate data to demonstrate the efficacy and safety of a drug candidate. Frequently, drug candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. For instance, our STARS trial was the first clinical trial evaluating efficacy of OV101 in patients with Angelman syndrome and OV101 has not been evaluated in a clinical trial to treat Fragile X syndrome. We may be unable to demonstrate efficacy in any future trials, including any future clinical trials of OV101 to treat Angelman syndrome. In addition, OV935 has not been shown to have efficacy in patients with dEE, or the related indications of Dravet syndrome, Lennox-Gastaut syndrome, CDKL5 deficiency or Duplication 15q syndrome and the FDA has not yet made any determination regarding safety and efficacy of OV935 in any of these indications. The results from preclinical studies of OV101 and OV935 in animal models and the results from our STARS clinical trial of OV101 in patients with Angelman syndrome and clinical trials of OV101 in patients with primary insomnia may not be predictive of the effects of these compounds in later stage clinical trials. Our approach of targeting the extrasynaptic GABAA receptor with OV101, and cholesterol 24-hydroxylase (CH24H) with OV935, are both novel and unproven, and as such, the cost and time needed to develop OV101 and OV935 is difficult to predict and our efforts may not be successful. If we do not observe favorable results in clinical trials of one of our drug candidates, we may decide to delay or abandon clinical development of that drug candidate. Any such delay or abandonment could harm our business, financial condition, results of operations and prospects.

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

We intend to seek a broad indication for OV101 to treat Angelman syndrome. However, Angelman syndrome is characterized by a variety of signs and symptoms, such as delayed development, intellectual disability, severe speech impairment, problems with movement and balance, seizures, sleep disorders and anxiety. In order to obtain a broad indication for treatment of Angelman syndrome from the FDA, we would need to demonstrate efficacy on several of the key symptoms of Angelman syndrome. If we fail to do so, our clinical development may be delayed and/or our label may be limited. In addition, the FDA has not endorsed any primary efficacy endpoints with respect to development of drugs to treat Angelman syndrome. As a result, we must develop acceptable endpoints and seek the FDA’s agreement before seeking approval of OV101. If we fail to reach such an agreement with the FDA as to how to measure efficacy in Angelman syndrome patients in our trials, our clinical development plan will be delayed.

While OV101 showed a statistically significant improvement compared to placebo in CGI-I, this endpoint may not be sufficient for regulatory approval, and/or future clinical trials may not meet their respective clinical endpoints.

We released full data from our Phase 2 STARS trial of OV101 to treat adults and adolescents with Angelman syndrome. At 12 weeks of treatment in the once-daily and combined dosing groups, OV101 showed a statistically significant improvement compared to placebo in the physician-rated clinical global impressions of improvement (“CGI-I”), a measure commonly used in neurology and psychiatry clinical trials to allow the physician to capture a constellation of clinical symptoms. Analyses conducted on a prespecified subset of scales across the domains of behavior, sleep and gait did not show a statistically significant difference from placebo.  However, additional data and analyses suggest that in the OV101 15 mg once-daily dose group, changes in sleep parameters and motor domains contributed to the statistically significant improvement in overall clinical global symptoms (CGI-I), and therefore support further clinical development of OV101 in Angelman syndrome. While we are not aware of any circumstance where the FDA has accepted a CGI-I endpoint as the sole basis for regulatory approval, we intend to discuss these data with FDA to determine the next steps for a registrational pathway, but we cannot be certain that the FDA will accept CGI-I as an approvable endpoint in any future pivotal trial, and we may not be able to demonstrate statistically significant results on CGI-I or any other clinical endpoints that we incorporate.

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

During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries and discomforts, to their doctor. Often, it is not possible to determine whether or not the drug candidate being studied caused these conditions. Regulatory authorities may draw different conclusions or require additional testing to confirm these determinations, if they occur. In addition, it is possible that as we test our drug candidates in larger, longer and more extensive clinical programs, or as use of these drug candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by subjects. Many times, side effects are only detectable after investigational drugs are tested in large-scale, Phase 3 trials or, in some cases, after they are made available to patients on a commercial scale after approval. For example, in one of the trials conducted by Lundbeck, there were reports of hallucinations in drug abusers at 30mg and 45mg doses of OV101, which are higher than the 10mg and 15mg doses that were effective for insomnia. In addition, some patients treated with OV101 in the Lundbeck Phase 3 trials experienced headaches, nausea and dizziness. In the STARS study, the most frequent adverse events for OV101 treated arms that were greater than placebo arm included pyrexia, rash, seizure, enuresis, myoclonic epilepsy, otitis media and viral infection. Patients in our ongoing or planned clinical trials may experience similar or other adverse events after treatment with OV101. If additional clinical experience indicates that any of our current drug candidates, including OV101 and OV935, or any future drug candidates has adverse events or causes serious or life-threatening adverse events, the development of that drug candidate may fail or be delayed, or, if the drug candidate has received regulatory approval, such approval may be revoked, which would harm our business, prospects, operating results and financial condition.

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

Further, our reliance on third-party manufacturers entails risks including:

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

As of September 30, 2018, we had 51 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day operations and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational inefficiencies, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future drug candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance, our ability to commercialize drug candidates, develop a scalable infrastructure and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance future cash needs through public or private equity or debt offerings. In June 2018, we filed a shelf registration statement on Form S-3 (Registration No. 333-225391) that allows us to sell up to an aggregate of $200 million of our common stock, which includes up to $50.0 million designated in the prospectus supplement for an at-the-market offering program. As of September 30, 2018, no sales have been made pursuant to the at-the-market offering program. We may also seek additional funding through government or other third-party funding and other collaborations, strategic alliances and licensing arrangements. These financing activities may have an adverse impact on our stockholders’ rights as well as on our operations, and such additional funding may not be available on reasonable terms, if at all. If we raise additional funds through the issuance of additional debt or equity securities, it may result in dilution to our existing stockholders and/or increased fixed payment obligations. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations and potentially impair our competitiveness, such as redeeming our shares, making investments, issuing additional equity, limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, if we seek funds through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us. Any of these events could significantly harm our business, financial condition and prospects.

Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Based upon our shares of our common stock outstanding as of November 1, 2018, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 56.9% of our outstanding common stock.

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

Our compliance with Section 404 will require that we incur substantial expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begins its Section 404 reviews, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by The Nasdaq Global Market LLC, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, who are responsible for appointing the members of our management. Because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law (the “DGCL”), which may discourage, delay or prevent someone from acquiring us or merging with us whether or not it is desired by or beneficial to our stockholders. Under the DGCL, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Any provision of our amended and restated certificate of incorporation or amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change of control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

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

As of September 30, 2018, we have consumed approximately $52.9 million of net proceeds from the IPO, primarily to advance OV101 and OV935 through clinical trials, and for working capital and general corporate purposes.  We hold the remaining net proceeds from the IPO in cash, cash equivalents, and short-term investments in accordance with our investment policy.

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

OVID THERAPEUTICS INC.

Date: November 8, 2018	By:	/s/ Jeremy M. Levin
Jeremy M. Levin
Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2018	By:	/s/ Timothy Daly
Timothy Daly
Senior Vice President, Finance and Corporate Controller (Principal Financial and Accounting Officer)