Form 10-K
period 2018-12-31
Ovid Therapeutics Inc.
filed 2019-03-07
CIK 1636651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-accelerated Filer	☐	Smaller Reporting Company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes ☐    No ☒

As of June 30, 2018, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $90.4 million based on the closing price of the registrant’s common stock on June 30, 2018.  The calculation excludes shares of the registrant’s common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant.  This determination of affiliate status is not a determination for other purposes.

As of February 28, 2019, there were 38,647,892 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2018 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

ii

PART I

Item 1. BUSINESS

Overview

We are a biopharmaceutical company focused exclusively on developing impactful medicines for patients and families living with rare neurological disorders. We believe these disorders represent an attractive area for drug development as the understanding of the underlying biology has grown meaningfully over the last few years, yet has remained underappreciated by the industry. Our experienced team began with a vision to integrate the biology and symptomology of rare neurological conditions to employ innovative research and clinical strategies for the development of our drug candidates. Based on recent scientific advances in genetics and the biological pathways of the brain, we created a proprietary map of disease-relevant pathways and used it to identify and acquire novel compounds for the treatment of rare neurological disorders. We are executing on our strategy by in-licensing and collaborating with leading biopharmaceutical companies and academic institutions. We are developing a robust pipeline of clinical assets with an initial focus on neurodevelopmental disorders and developmental and epileptic encephalopathies (“dEE”). Our most advanced candidate, OV101, has completed a Phase 2 trial in adults and adolescents with Angelman syndrome, and met its primary end point demonstrating a favorable safety profile and was generally well tolerated.  It also demonstrated statistically significant exploratory endpoints of efficacy including those of Clinical Global Impressions-Improvement (CGI-I), sleep parameters, and motor function.  Pending U.S. Food and Drug Administration (“FDA”) concurrence on the study protocol and supporting framework and materials, we intend to initiate a Phase 3 pivotal trial in 2019 in pediatric patients with Angelman syndrome called the NEPTUNE trial.  Similarly, we have initiated an open-label extension study for individuals with Angelman syndrome called ELARA which is currently recruiting.  ELARA enrolled its first subject in February of 2019 and is open to any subject who has previously been part of an OV101 clinical trial.  Along with our collaborator, Takeda Pharmaceutical Company Limited, or Takeda, we recently completed a Phase 1b/2a trial of OV935 in adults with dEE.  As announced on December 17, 2018, the Phase 1b/2a trial of OV935 achieved its primary endpoint of safety and tolerability and showed OV935 was generally well tolerated and met its secondary exploratory endpoints including a satisfactory pharmacokinetic profile and signals of efficacy. Exploratory analyses also showed the potential applicability of using plasma 24-hydroxy cholesterol (24HC) as a serum biomarker. We have initiated an open-label extension trial for those who have completed an OV935 clinical trial called ENDYMION and that study is currently enrolling.  We have also initiated two additional trials, ELEKTRA and ARCADE, in patients with dEE.  ELEKTRA is an international Phase 2, multi-center, randomized, double-blind, placebo-controlled study that will evaluate the treatment of OV935 in pediatric patients, aged 2 to 17 years, with epileptic seizures associated with Dravet syndrome or Lennox-Gastaut syndrome (LGS). ARCADE is a Phase 2, multi-center, open-label, pilot study that will evaluate the treatment of OV935 in pediatric patients, aged 2 to 35 years old, with epileptic seizures associated with CDKL5 Deficiency Disorder (CDD) or Duplication 15q (Dup15q) syndrome.  Both ELEKTRA and ARCADE are currently enrolling patients.

Our most advanced drug candidate is OV101, which we acquired from H. Lundbeck A/S, or Lundbeck, in 2015. We believe our development plan for OV101 highlights our ability to translate new scientific insights into drug candidates that target an unexplored disease-relevant pathway. OV101 targets disorders characterized by diminished tonic inhibition, a neurological signaling abnormality that has been identified as a potential central cause of the symptoms seen in a number of disorders of the brain. This can lead to certain symptoms including, but not limited to motor deficiencies, sleep abnormalities, behavioral manifestations and seizures. We believe modulating tonic inhibition may have a meaningful clinical impact in patients with Angelman syndrome and Fragile X syndrome.  The FDA granted orphan drug designation for OV101 for the treatment of Angelman syndrome and for the treatment of Fragile X syndrome in September 2016 and October 2017, respectively, and the FDA granted fast track designation for the treatment of Angelman syndrome and for the treatment of Fragile X syndrome in December 2017 and March 2018, respectively.

In January 2017, we entered into a collaboration with Takeda for its compound TAK-935, which we refer to as OV935. The collaboration enables us to share equally in building upon Takeda’s discoveries, bringing together the capabilities of both companies in development, regulatory and commercialization activities. We believe that OV935’s inhibition of the cholesterol metabolism pathway may down regulate the excitatory signals involved in epilepsy, which may suppress seizures and also lead to a long-term disease-modifying effect. We are initially targeting OV935 for rare epileptic encephalopathies with high unmet medical need, including Dravet syndrome, Lennox-Gastaut syndrome, CDKL5 Deficiency Disorder, Dup15Q syndrome, and Tuberous Sclerosis Complex. OV935 has completed four Phase 1 trials in certain epileptic encephalopathies, preliminarily demonstrating favorable tolerability at doses that we believe may be therapeutically relevant.

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

The Ovid Strategy

The Ovid Strategy is to pursue drug development for rare neurological disorders in a manner that is scientifically driven, patient focused and business development oriented. As we build on our understanding of these rare neurological conditions, we gain an appreciation of the way the different molecular pathways underlying these disorders help drive the symptoms patients suffer. This in turn allows us to transfer the knowledge gained about relevant molecular pathways and clinical endpoints from one disorder to another, which we believe will enable us to build a scalable business model. Ovid has set out to be a leader in this field, and by keeping our focus on neurology, it is our belief that our model offers us the potential to produce multiple medicines in the future, and thereby succeed in our mission.

Scientifically Driven

We take a scientifically driven approach to identify promising drug candidates for our pipeline. We are building our portfolio based on the existence of clear biological rationales, including a focus on disorders that have, where possible, a direct genetic linkage. We used our proprietary map to identify initial drug candidates across all stages of development for potential acquisition or in-licensing. As we advance our drug candidates into the clinic, we are building on the emerging body of scientific and clinical insights developed by us and others in the biopharmaceutical industry to target these new disease pathways of the brain. As we evaluate data from previous and ongoing preclinical studies and clinical trials, we intend to refine our scientific approach and apply these insights to continue to build our pipeline and operationalize our clinical trials. Currently our portfolio is focused on inhibitory neuronal signaling pathways mediated by GABA (‘GABA-ergic’ paths) and excitatory neuronal pathways mediated via glutamate signaling. (‘glutamatergic’ paths).

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

The Ovid Strategy is driven by the following patient-focused principles:

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

Business Development Oriented

We have built a broad pipeline of potential drug candidates to treat rare neurological disorders through the in-licensing or partnering of drug candidates. Central to the success of this process is a highly focused and disciplined business development effort aimed at securing relevant assets in each of our selected rare neurological disorders.

We are developing a specialized, scalable and robust infrastructure that we believe will make us a leader in rare neurological disorders and the partner of choice for leading biopharmaceutical companies or academic institutions that wish to maximize the value of their neurology drug candidates in these areas. This infrastructure spans across critical domains of drug development. If and when our drug candidates are approved, we also plan to establish a highly focused commercial and distribution network dedicated to rare neurological disorders in the United States and Europe, where we believe the patient populations and medical specialists are sufficiently concentrated to effectively market our drug candidates.

We believe that we are particularly well positioned to execute on our business development strategy because of the extensive network of our Chairman and Chief Executive Officer Dr. Jeremy Levin and the other members of our management team, who collectively have a track record of success in orphan drug development and evaluation.

Our Pipeline

The following table sets forth the status and mechanism of action of our drug candidates: Both the STARS trial for OV101 and the Oral Adult trial for OV935 have been completed.

OV101

We are developing OV101 for the treatment of Angelman syndrome and Fragile X syndrome, two neurodevelopmental disorders that are characterized by similar symptoms due to decreased tonic inhibition, an important mechanism whereby it is believed that the brain distinguishes signal from noise. Angelman syndrome and Fragile X syndrome have overlapping symptoms, including sleep disorder, aberrant behavior, anxiety and cognitive or intellectual disabilities. Both of these disorders are typically diagnosable in early childhood and require full-time care for the patients affected. In September 2016, the FDA granted orphan drug designation for OV101 for the treatment of Angelman syndrome; in October 2017 the FDA granted orphan drug designation for OV101 for the treatment of Fragile X syndrome; in December 2017 the FDA granted fast track designation for the treatment of Angelman syndrome; and in March 2018, the FDA granted fast track designation for the treatment of Fragile X syndrome.

Angelman Syndrome

In July of 2018, we completed the Phase 2 STARS trial, a 12-week, double blind, placebo-controlled study in adults and adolescents with Angelman syndrome that randomized 88 patients aged 13 to 49 years. The study achieved its primary endpoint of safety and tolerability with a similar incidence of adverse events (“AEs”) across the OV101 and placebo treatment arms. The investigational medicine showed a favorable safety profile and was well tolerated in adults and adolescents with Angelman syndrome through the 12 weeks of treatment. The most common AEs reported in the trial were vomiting, somnolence, irritability, aggression, and pyrexia. Serious adverse events (“SAEs”) of seizure were reported in two patients with a previous history of seizures: one patient in the once-daily (“QD”) dose experienced a seizure that was deemed unrelated to study drug; one patient experienced a seizure in the twice-daily (“BID”) dose group that was assessed as possibly related to study drug by the investigator.  At the prespecified efficacy analysis at 12 weeks of treatment, OV101 once-daily and combined dosing groups showed a statistically significant improvement compared to placebo in the CGI-I. CGI-I was ranked first in the prespecified hierarchy of the statistical analysis plan. Data from the full analysis indicate that OV101 positively impacts several relevant clinical features of Angelman syndrome (global functioning, sleep, motor disruption) and therefore support further clinical development of OV101 in Angelman syndrome.  Ovid met with the FDA in November of 2018 to discuss OV101 as part of its End of Phase 2 Meeting and based upon the discussion, we intend to initiate NEPTUNE pending FDA concurrence on the study protocol and supporting framework and materials with initial enrollment anticipated in the second half of 2019.  Based on the STARS trial data, we have initiated ELARA which enrolled its first patient in February of 2019 and is open to any subject who has previously been part of an OV101 clinical trial.

Fragile X Syndrome

In July 2018, we initiated our Phase 2 ROCKET clinical trial, a randomized, double-blind, parallel-group trial evaluating OV101 for the treatment of adolescent and young male adults with Fragile X syndrome. The trial is currently enrolling and is expected to enroll up to 30 males ages 13 to 22 with a confirmed diagnosis of Fragile X syndrome. The primary endpoint is safety and tolerability of OV101 over 12 weeks of treatment in three different cohorts of either 5mg once daily, 5mg twice daily, or 5mg three times daily. A secondary efficacy endpoint will evaluate changes in behavior during 12 weeks of treatment with OV101 using the Activities-specific Balance Confidence Scale (ABC) that has been used in previous trials for Fragile X syndrome. We anticipate data from this trial in the second half of 2019.  We also initiated the SKY ROCKET study in the fourth quarter of 2018.  The SKY ROCKET study is a 12-week, non-drug study to assess the suitability of several behavioral scales in individuals with Fragile X syndrome. The trial is an observational study designed to provide additional data on the key endpoints that are being explored in the ROCKET trial as well as provide contextual data on the benefit offered by the standard of care. The study will enroll 10-30 males ages 5 to 30 with Fragile X syndrome, and data from SKY ROCKET is expected in the second half of 2019.

OV101 and Tonic Inhibition

Tonic inhibition is a critical regulatory mechanism that allows a healthy human brain to decipher excitatory and inhibitory neurological signals correctly without being overloaded. Defects of this system are thought to play a role in multiple disease states, including Angelman syndrome and Fragile X syndrome. Because of its unique mode of action, OV101 represents a promising compound targeting this mechanism.

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

Angelman Syndrome

Overview.   Angelman syndrome is a rare genetic disorder that is typically diagnosed in the United States after one year of age when parents notice severe developmental delays or the child suffers seizures. Characteristic features of this disorder include delayed development, intellectual disability, severe speech impairment, problems with movement and balance, seizures, sleep disorders and anxiety. Individual patients with Angelman syndrome can have varied symptoms, including the inability to walk or control motor movement, which can limit their ability to handle daily functions such as feeding, dressing or bathing. These patients are also often hyperactive, leading to various behavioral problems. Angelman syndrome symptoms, such as poor sleeping patterns, can lead to serious consequences, including increased frequency of seizures and exacerbation of behavioral manifestations. Different patients with identical genetic defects can show different degrees of these symptoms. Most Angelman syndrome patients require full-time care and are unable to live independently, which can represent a substantial emotional and financial burden on their families. In addition, Angelman syndrome has been associated with poor parental sleep and high parental stress.

According to the National Organization for Rare Disorders, the approximate prevalence of Angelman syndrome is between 1 in 12,000 and 1 in 20,000 people. There are no FDA-approved therapies for the treatment of Angelman syndrome. The current standard of care for seizures associated with Angelman syndrome is traditional anticonvulsants, which are not designed to modulate tonic inhibition. There is no widely accepted standard of care for other symptoms of Angelman syndrome, including sleep disruptions, motor dysfunction and behavioral abnormalities.

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

The reduced expression of GAD65/67 in this model results in decreased GABA production and subsequently lower extrasynaptic levels of GABA and decreased tonic inhibition. Decreased tonic inhibition is believed to be responsible for a number of Fragile X syndrome-related symptoms, such as behavioral and cognitive problems. The following figure depicts the biological pathway by which an alteration in the FMR1 gene leads to decreased tonic inhibition:

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

Safety and Tolerability

Overall, OV101 was observed to be well-tolerated in adult patients aged 18-64 years in the Phase 2 and Phase 3 trials at doses of 5mg to 15mg given as evening doses. Success in these previous trials does not ensure that our clinical trials in OV101 will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of OV101. The most common reported adverse events were headache, nausea, vomiting, somnolence and dizziness. In general, the adverse events appeared to be dose-related. The majority of the serious adverse events observed were considered to not be related to treatment with OV101. One SAE, fatigue, was considered by Lundbeck and Merck as probably related to OV101 treatment. Among the 9 SAEs considered by Lundbeck and Merck to be possibly related to OV101 treatment, there were three cases of fainting and one case each of: radius fracture, abnormal QRS axis, transient ischemic attack, non-cardiac chest pain, unresponsive to stimuli and atrial fibrillation. Across trials there were no apparent clinical trends regarding SAEs with respect to frequency, distribution across system organ classes or preferred terms. Also, there were no apparent clinical differences versus placebo. In the Phase 3 trials at the 15mg dose, at least one SAE was observed in 1.3% of subjects at two weeks and 3 months and 3.0% of subjects at 12 months versus 0.0% to 1.0% on placebo over the same time frame.

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

Clinical Development Programs

OV101

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

OV101 in Angelman Syndrome

Market Overview and Current Treatments

Angelman syndrome is a severe, lifelong, rare genetic condition that presents in early childhood and results in significant functional limitations in behaviour, motor, sleep, and cognitive functions. Prevalence in the general population is 1in 12,000 to 20,000.1 There are currently no approved therapies in the United States or ex-US specifically for the treatment of Angelman syndrome. No standard of care exists for Angelman syndrome, and current therapeutic options are symptomatic, suggesting a high unmet clinical need. Given the likely high burden of Angelman syndrome, new treatments targeting the etiology of the syndrome that result in even small improvements in features of the syndrome may be clinically meaningful for patients and their families

Our Development of OV101 in Angelman Syndrome

We completed our Phase 2 trial of OV101 in adults and adolescents with Angelman syndrome, which we refer to as the STARS trial, and have completed a Phase 1 pharmacokinetic, or PK, trial in adolescents with Angelman syndrome or Fragile X syndrome. The Phase 1 PK data in adolescents with Angelman syndrome and Fragile X syndrome showed OV101 to be generally safe and well tolerated and its PK profile in adolescents was similar to previous data generated in young adults.

[1]	NORD, NIH website, Genetics Home Reference and NCBI

The STARS Trial

STARS was a 12-week, double-blind, placebo-controlled Phase 2 study. The primary endpoint of the trial was to assess the safety and tolerability of OV101 compared to placebo. The STARS trial explored the clinical utility of OV101 on improvements in clinical global impressions, maladaptive behavior, sleep, and gross and fine motor skills.

Eighty-eight patients (adults, n=66; adolescents, n=22) aged 13 to 49 years of age diagnosed with Angelman syndrome were randomized at 13 clinical trial sites in the U.S. and Israel. The study randomized patients to one of three arms: QD dose of OV101 at night (15mg), BID dose of OV101 (10mg in the morning and 15mg at night), and placebo.

Details of the trial design are provided below:

Primary Endpoint: Safety and Tolerability Data

The study met its primary endpoint of safety and tolerability given that the AEs with OV101 treatment were similar to placebo treatment, with the majority of AEs being mild. OV101 showed a favorable risk profile and was well tolerated through 12 weeks of treatment. Overall, the data are consistent with the favorable risk profile observed in previous insomnia trials with OV101.

The most common AEs reported in the trial were vomiting, somnolence, irritability, aggression, and pyrexia.

Table 1: Most Frequent Adverse Events*

Incidence	Placebo (n=29)	OV101 QD (n=29)	OV101 BID (n=29)
Vomiting	9 (31.0%)	5 (17.2%)	5 (17.2%)
Somnolence	5 (17.2%)	5 (17.2%)	3 (10.3%)
Irritability	4 (13.8%)	3 (10.3%)	5 (17.2%)
Aggression	5 (17.2%)	4 (13.8%)	1 (3.4%)
Pyrexia	2 (6.9%)	7 (24.1%)	1 (3.4%)
*	Descriptive data

Events occurring in greater than 5 percent (two or more patients) compared to placebo in either treatment arm included pyrexia, rash, seizure, enuresis and myoclonic epilepsy.

Table 2: Adverse Events Occurring More Frequently in OV101 Arms vs. Placebo*

Incidence	Placebo (n=29)	OV101 QD (n=29)	OV101 BID (n=29)
Pyrexia	2 (6.9%)	7 (24.1%)	1 (3.4%)
Rash	1 (3.4%)	3 (10.3%)	2 (6.9%)
Seizure	0	2 (6.9%)	3 (10.3%)
Enuresis	0	2 (6.9%)	1 (3.4%)
Myoclonic epilepsy	0	1 (3.4%)	2 (6.9%)
*	Descriptive data

SAEs of seizure were reported in two patients: one patient in the QD dose experienced a seizure and that was deemed unrelated to OV101; one patient experienced a seizure in the BID dose group and that was assessed as possibly related to study drug by the investigator.

Treatment discontinuations due to AEs were low. One patient in the placebo arm discontinued compared to no patients and three patients in the once-daily dose group and twice-daily dose group, respectively.

•	Placebo arm: one patient with irritability
•	Twice-daily arm: one patient with myoclonus; one patient with seizure, and one patient with irritability/anxiety/sleep disorder

Efficacy Endpoint Data

At 12 weeks of treatment, the first prespecified efficacy endpoint of CGI-I demonstrated a robust and statistically significant difference (p=0.0206; Fisher’s Exact test) between the combined OV101 treatment arms and placebo. This reflects an improvement in two-thirds of the combined treatment groups versus one-third in placebo.

Table 3: Response Based on CGI-I at Week 12; Comparison to Placebo

Scale	Pooled treatment groups (10mg/15mg BID) and (15mg QD) (n=57)	Placebo (n=28)
Absolute number of patients who improved	38 (66.7%)	11 (39.3%)
p-value	0.0206

In the prespecified analysis using the Mixed Model Repeated Measures (MMRM), which evaluated each OV101 treatment arm independently against placebo, the difference in CGI-I mean score at 12 weeks was statistically significant (p=0.0006) in the once-daily OV101 group versus placebo and also in the combined OV101 treatment group versus placebo (p=0.0103).

Table 4: Mean CGI-I Symptoms Overall Score – by Dose Group at Week 12; Comparison to Placebo

Scale**	QD dose (15mg) (n=27)	BID dose (10mg/15mg) (n=28)	Pooled treatment groups (10mg/15mg BID) and (15mg QD) (n=55)	Placebo (n=27)
Mean change in CGI-I score (week 6)	3.35	3.54	3.45	3.60
Mean change in CGI-I score (week 12)	3.00	3.58	3.29	3.79
p-value*** at week 12	0.0006	0.3446	0.0103
***	MMRM analysis was performed adjusting for fixed effects of visit, treatment, age (adult vs. adolescent) and visit by treatment interaction.

In a post-hoc analysis of patients who were “much” or “minimally” improved having a CGI-I score of ≤3, the data suggest that younger patients who received a once-daily dose had the greatest response to OV101 compared to older age groups.

Table 5: Patients Who were ‘Much’ or ‘Minimally’ Improved in CGI-I Score (≤3) (Post-hoc Analysis)

Age	Placebo n (%)	OV101 QD n (%)
13-17	2/7 (29%)	5/6 (83%)
18-24	7/12 (58%)	10/12 (83%)
25-49	2/9 (22%)	7/10 (70%)

End of Phase 2 Meeting

We met with the FDA in November of 2018 to discuss the OV101 trial results and have determined to initiate the NEPTUNE trial in the second half of 2019.  Pending the outcome of data from this study, it is intended that the NEPTUNE trial data together with the STARS trial data will be the core studies used to support the filing of a New Drug Application (NDA) with the FDA.

NEPTUNE

Pending FDA concurrence on the study protocol and supporting framework and materials, NEPTUNE is expected to be a single 12-week, two-arm, randomized, double-blind, placebo-controlled trial with a once daily dose of OV101 versus placebo with an enrollment of approximately 60 patients aged 4 to 12 years.  It is expected that the primary endpoint will be the change in the overall CGI-I score from baseline between the OV101 and placebo arms.  Enrollment initiation is expected in the second half of 2019.

ELARA

Based on the STARS trial data, we have initiated ELARA which enrolled its first patient February of 2019 and is currently recruiting.

OV101 in Fragile X Syndrome

Market Overview and Current Treatment

Fragile X syndrome is an inherited form of intellectual disability which manifests as a disruption in behavior, motor, sleep and cognitive functions, and is the most common cause of autism worldwide.  Fragile X syndrome prevalence is ~1/3,600-4,000 males and ~1/4,000-6,000 females.2  Currently, there are no medicines specifically approved to treat Fragile X.  However, there are many medications to target specific symptoms such as stimulants to treat ADHD, mood stabilizers and antidepressants to treat clinical depression and generalized anxiety disorder, and sympatholytics for hyperarousal.

Our Development of OV101 in Fragile X Syndrome

ROCKET

In July 2018, we initiated our Phase 2 ROCKET clinical trial, a randomized, double-blind, parallel-group trial evaluating OV101 for the treatment of adolescent and young male adults with Fragile X syndrome. The trial is currently enrolling and is expected to enroll up to 30 males ages 13 to 22 with a confirmed diagnosis of Fragile X syndrome. The primary endpoint is safety and tolerability of OV101 over 12 weeks of treatment in three different cohorts of either 5mg once daily, 5mg twice daily, or 5mg three times daily. A secondary endpoint will evaluate changes in behavior during 12 weeks of treatment with OV101 using the ABC, which has previously been used in clinical trials of Fragile X syndrome. We anticipate data from this trial in the second half of 2019.

SKY ROCKET

We also initiated the SKY ROCKET study in the fourth quarter of 2018.  The SKY ROCKET study is a 12-week, non-drug study to assess the suitability of several behavioral scales in individuals with Fragile X syndrome. The trial is an observational study designed to provide additional data on the key endpoints that are being explored in the ROCKET trial as well as provide contextual data on the benefit offered by the standard of care. The study will enroll 30 males ages 5 to 30 with Fragile X syndrome, and data from SKY ROCKET are expected in the second half of 2019.

OV935

OV935 for Epileptic Encephalopathies

We are developing OV935 in collaboration with Takeda for the treatment of rare epileptic encephalopathies. OV935 is a potent, highly selective inhibitor of the enzyme cholesterol 24-hydroxylase, or CH24H. We believe, if approved, OV935 has the potential to become a first-in-class inhibitor of CH24H. CH24H is predominantly expressed in the brain, where it plays a central role in cholesterol homeostasis. Recent literature suggests that modulation of CH24H may have an impact on over-activation of neurotransmitter pathways that have been implicated in a number of neurological disorders, such as epilepsy. Preclinical data suggest that inhibition of brain CH24H indirectly reduces glutamatergic signaling via NMDA receptors and modulates glial function and inflammation, which may impact disease pathology and epileptogenesis.

OV935 has completed four Phase 1 trials demonstrating favorable tolerability at doses that are believed to be therapeutically relevant. The Phase 1b/2a trial of OV935 in adults achieved its primary endpoint of safety and tolerability and showed OV935 was generally well tolerated.  In December 2017, the FDA granted orphan drug designation for OV935 for the treatment of Dravet syndrome and Lennox-Gastaut syndrome. We believe that OV935 offers the possibility not only to suppress seizures, as was observed in preclinical studies, but also to modulate the underlying biological pathways that lead to the development of seizures. This may offer the possibility of a long-term, disease-modifying therapy. The primary objective of the Phase 1b/2a clinical trial was to characterize the safety and tolerability profile of OV935 in adult patients with a documented dEE. The secondary objective was to characterize the multiple dose PK profile of OV935 in adult patients with a documented dEE.

[2]	National Fragile X Foundation

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

Lennox-Gastaut Syndrome

Lennox-Gastaut syndrome is a rare disorder that is often diagnosed between three and five years of age. Patients diagnosed with Lennox-Gastaut syndrome experience a multitude of seizure types that are difficult to manage and have many of the same symptomologies as other rare pediatric epilepsies. Lennox-Gastaut syndrome affects over 30,000 people in the United States with approximately half being children under the age of 18.  Some patients have de novo genetic mutations, including a mutation of the SCN2A gene. The annual incidence of Lennox-Gastaut syndrome in childhood is estimated to be 2 per 100,000 children. It is also estimated that between 1% and 4% of childhood epilepsies are a result of Lennox-Gastaut syndrome. Only 10% of these patients have seizures that are fully controlled by existing therapies.

CDKL5 Deficiency Disorder

Patients with cyclin-dependent kinase-like 5 (CDKL5) mutations present with early epilepsy. In particular, early drug-resistant epilepsy, usually starting in the first months of life, tends to be the most common feature. Complex partial seizures, infantile spasms, myoclonic, generalized tonic-clonic, and tonic seizures have all been reported. Stereotypic hand movements, severe hypotonia, and impaired psychomotor development are usually associated with CDKL5 mutations and common to the general clinical manifestations.

15q Duplication  syndrome

Duplications of the proximal arm of chromosome 15q11.2-q13.1 result in the genetic condition 15q Duplication syndrome (Dup15q syndrome). Multiple genes including UBE3A from this region are implicated in the pathogenesis of autism spectrum disorders, epilepsy, and schizophrenia. Increased expression of the UBE3A gene contributes to epilepsy in 15q Duplication syndrome and it is thought to be the underlying cause of the autistic features of the syndrome as well. The most devastating feature of 15q Duplication syndrome is difficult to control seizures. The most common seizure types are infantile spasm and generalized tonic–clonic seizures followed by atonic, myoclonic, focal-onset, and tonic seizures. Poorly controlled seizures severely impact the quality of life of both affected individuals and their caregivers. Current treatment options for 15q Duplication syndrome-associated epilepsy are often ineffective. GABAergic promoting antiepileptics are typically ineffective while broad-spectrum antiepileptic medications such as valproic acid and rufinamide provide some relief.

Tuberous Sclerosis Complex

Tuberous Sclerosis Complex is a genetic disorder that causes non-malignant tumors to form in many different organs, primarily in the brain, eyes, heart, kidney, skin and lungs and is often diagnosed in childhood. The brain and skin are the most affected organs. Tuberous Sclerosis Complex results from a mutation in tumor suppression genes TSC1 or TSC2. Most cases of Tuberous Sclerosis Complex are caused by de novo mutations of the TSC1 or TSC2 genes. According to the Tuberous Sclerosis Alliance, Tuberous Sclerosis Complex is estimated to affect approximately 50,000 patients in the United States and occurs in 1 of 6,000 live births. The most common symptom of Tuberous Sclerosis Complex is epilepsy, which occurs in 60% to 90% of patients, of which 70% experience seizure onset in their first year of life. Despite available therapies, a significant number of Tuberous Sclerosis Complex patients have treatment-resistant seizures. There are significant co-morbidities associated with Tuberous Sclerosis Complex, including cognitive impairment in 50%, autism spectrum disorders in up to 40% and neurobehavioral disorders in over 60% of individuals with Tuberous Sclerosis Complex.

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

A number of publications by independent academic groups have shown that 24HC is a potent modulator of the NMDA receptor. These publications describe 24HC as a positive allosteric modulator, a molecule that induces a conformational change within the protein structure of the receptor and increases its activity. Mice lacking CH24H expression have reduced brain levels of 24HC and decreased NMDA receptor signaling. Therefore reducing 24HC levels in the brain offers an alternate mechanism for modulating NMDA receptor activity without blocking normal receptor function. We believe that reducing 24HC levels represents an innovative approach to impacting the glutamatergic pathway to treat epileptic encephalopathies. The potential importance of this target, along with the strength of the data supporting it, is what attracted us to OV935 as a potential treatment for these disorders.

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

Figure 17: OV935 reduced the number of seizures and the number of severe (Stage 4/5) seizures in the

TMEV model.

OV935 Clinical Data

OV935 has been tested in 86 healthy volunteers across four Phase 1 trials. Single oral doses of up to 1,350mg of OV935 were well-tolerated. The most frequently reported adverse events were headache, ECG electrode application site dermatitis and nausea. All reported events were mild with no apparent dose-response. In a 14-day repeat dosing trial, doses of 100mg QD, 300mg QD and 400mg QD were well-tolerated. One volunteer at the 300mg BID experienced an event of confusional state and another volunteer at the 600mg QD dose experienced acute psychosis. Both volunteers discontinued the trial at day 11. One volunteer receiving placebo reported events of nightmares, spatial disorientation, insomnia and dizziness. All AEs resolved with continued dosing through day 15. No SAEs were reported. Overall, no safety issues of concern were identified in the Phase 1 trials based on assessments of physical examinations, vital sign measurements, clinical laboratory values or 12-lead electrocardiogram findings.

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

OV935 Clinical Development Plan

Phase 1b/2a Trial

The Phase 1b/2a trial of OV935 achieved its primary endpoint of safety and tolerability and showed OV935 was generally well tolerated.  The trial was designed to have two parts. Part 1 was a randomized, double-blind, placebo-controlled (OV935 vs. placebo with a ratio of 4:1), 30-day phase that included a titration period (20 days: 100 mg, 200 mg twice daily), and treatment period (10 days).

Details of the trial design are provided below:

The target final dose of 300 mg BID could be reached after the 20-day titration period. Part 2 was a 60-day open-label phase to explore the extent to which OV935 reduces seizure frequency as well as longer-term safety, tolerability, PK, and 24HC plasma levels. Patients who rolled over to Part 2 started OV935 at 200 mg BID for 10 days (second titration period) and increased to 300 mg BID until Day 85 followed by down titration to Day 92 (end of treatment period). Patients received OV935 or placebo in addition to their standard antiepileptic treatment regimens.

Primary Endpoint: Safety and Tolerability Results

OV935 achieved the primary endpoint of safety and tolerability as measured by incidence of AEs. AEs in patients treated with OV935 were similar to those who received placebo in Part 1. The majority of AEs in both treatment arms were mild. Overall, the data are consistent with a favorable safety and tolerability profile and support the continued clinical development of OV935.

AEs that occurred more frequently in the OV935-treatment group versus the placebo group were: dysarthria, insomnia, lethargy, seizure cluster, and upper respiratory infection. Four patients discontinued due to an AE or an SAE in the OV935 treatment arm. Of these, in Part 1, one patient discontinued due to difficulty with walking and worsening lethargy and a second discontinued due to weakness. In Part 2, one patient discontinued due to a single episode of seizure cluster and a second experienced multiple seizure clusters.

An increase in seizure frequency was seen in three patients, all of whom were on perampanel. This suggests the potential for a drug-drug interaction between medicines acting on different glutamatergic receptors. Accordingly, changes in seizure frequency data for the Phase 1b/2a trial are now reported with the inclusion and exclusion of the three patients on perampanel, respectively.

Secondary and Exploratory Endpoint Results

PK parameters: The data reaffirm the PK profile seen in previous studies. Specifically, plasma levels of OV935 were dose-proportional and consistent with levels observed in four prior Phase 1 studies in healthy volunteers.

In Part 1, a dose-dependent reduction of plasma 24HC levels was observed with OV935 treatment compared to placebo. A similar reduction was observed in Part 2 in both the OV935-treatment arm and patients in the placebo arm who crossed over to receive study drug. Importantly, there was an association between the reduction of 24HC and the median reduction of seizure frequency with OV935 treatment. By end of treatment period, 12 of 14 patients had interpretable 24HC data and seizure frequency counts. Individuals achieving plasma levels of <10 ng/ml (an approximate 80 percent decrease from baseline) at Day 85 (n=7) showed a median seizure reduction of 69 percent compared to 3 percent for those who did not obtain this degree of 24HC reduction (n=5). Accordingly, 24HC will be further studied as a potential biomarker in OV935 clinical trials.

Exploratory analysis of seizure data: Median percent reduction from baseline seizure frequency is being reported on patients treated with OV935 during the 60-day open-label Part 2 period for all seizure types (Table 1). Based on individual patient analysis, three patients on concomitant perampanel had increased seizure frequency during the study, consistent with a potential drug-drug interaction, as described above. A subset analysis was conducted on 11 patients, who were not taking perampanel. (Table 1).

Overall, seizure frequency reduction was observed with maximal effect in the later part of the treatment period.

Table 1:

Median Seizure Frequency
	Full Analysis Set (FAS) Part 2*	FAS Part 2 excluding patients on Perampanel**
Reduction from Baseline in Seizure Frequency
Day 92 (measured from Day 65-92)	45% (n=14)	61% (n=11)
Day 85 (measured from Day 58-85)	28% (n=14)	41% (n=11)
Day 69 (measured from Day 42-69)	24% (n=16)	37% (n=13)
Total Seizure Free Days
Baseline	11.7 (n=16)	12.7 (n=13)
Day 92 (measured from Day 65-92)	14.0 (n=14)	16.8 (n=11)
Responder Analysis – Proportion of Patients with Seizure Reduction from Baseline
Day 65-92: 100% reduction (seizure free)	14.3% (n=14)	18.2% (n=11)
Day 65-92: ≥50% reduction	42.9% (n=14)	54.5% (n=11)

*	FAS: 18 patients randomized to receive OV935 in Part 1 (titration period). Two withdrew from Part 1 and 16 patients rolled over to Part 2 (treatment period); 14 patients completed the trial.

**	FAS Part 2 without perampanel: Excludes 3 patients taking perampanel for a total of 13 patients; 11 patients completed the trial.

Exploratory analysis of OV935 showed reduction in seizure frequency that was correlated with decreases in plasma 24-hydroxycholesterol (24HC) levels in adults across multiple dEE. OV935 is a potent, highly-selective first-in-class inhibitor of the enzyme cholesterol 24-hydroxylase (CH24H) being investigated as a novel approach to treating epilepsy. Based on the insights gained from the Phase 1b/2a trial, Ovid and Takeda will continue with the dose and titration schedule used in the Phase 2 ELEKTRA and ARCADE trials of OV935 in patients ages 2 to 17 years. In addition, Ovid will amend the protocols for these trials to exclude patients being treated with perampanel and, in light of the mode of action of OV935, the duration of treatment will be extended with the potential to observe the extent of the effects of OV935 on seizure reduction over time.

ENDYMION

Ovid and Takeda will continue to enroll eligible patients in the ENDYMION open-label extension study.  ENDYMION is a multi-center open-label extension study of OV935 in patients with dEE who have participated in a previous OV935 clinical study. The primary objective is to assess the long-term safety and tolerability of OV935 over two years of treatment in patients with rare epilepsies. A secondary endpoint will evaluate the effect of OV935 on seizure frequency over two years.

ELEKTRA

ELEKTRA is an international Phase 2, multi-center, randomized, double-blind, placebo-controlled study that will evaluate the treatment of OV935 in pediatric patients, aged 2 to 17 years, with epileptic seizures associated with Dravet syndrome or Lennox-Gastaut syndrome (LGS). The study consists of a four to six-week screening period to establish baseline seizure frequency followed by a 20-week treatment period that includes an 8-week dose optimization period and a 12-week maintenance period. The primary endpoint is the change from baseline in seizure frequency in patients treated with OV935 compared to placebo by disorder (Dravet, LGS). The secondary endpoints include safety, tolerability, and pharmacokinetic (PK) assessments as well as the percentage of patients considered treatment responders, changes in Clinician’s Clinical Global Impressions of Severity and Change (CGI-S/C), and correlation of OV935 concentration with plasma 24HC levels. ELEKTRA is expected to enroll 126 pediatric patients at approximately 45 clinical trial sites in North America, Israel, Australia, EU Countries, and China. At the end of the study, eligible patients, including those in the placebo arm, have the option to roll over into the ENDYMION study, an open-label extension trial for patients with dEE who have previously participated in an OV935 clinical trial.

ARCADE

ARCADE is a Phase 2, multi-center, open-label, pilot study that will evaluate the treatment of OV935 in patients, aged 2 to 35 years old, with epileptic seizures associated with CDKL5 Deficiency Disorder (CDD) or Duplication 15q (Dup15q) syndrome. The primary endpoint is the change in motor seizure frequency in patients treated with OV935 by disorder type (either CDD or Dup15q). The key secondary endpoints include safety and tolerability, including percentage of participants considered treatment responders, change in CGI-S/C, and correlation of OV935 concentration and plasma 24HC levels.

ARCADE is expected to enroll approximately 15 children with each condition at clinical trial sites in the United States. This study consists of a four to six-week screening period to establish baseline seizure frequency followed by a 20-week treatment period (8-week dose optimization and 12-week maintenance period). At the end of treatment, eligible patients can roll over into the ENDYMION study.

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

In connection with the Takeda license agreement and in consideration of certain license rights granted to us by Takeda, we issued 1,781,996 shares of our Series B-1 convertible preferred stock to Takeda. The shares of Series B-1 preferred stock held by Takeda automatically converted into 1,781,996 shares of our common stock in May 2017. Under the Takeda license agreement, we are obligated to pay Takeda future payments if and when certain milestones are achieved. Upon the first patient enrollment in the first Phase 3 trial for the first of the initial disorders we and Takeda are focusing on, we are obligated to issue to Takeda the number of unregistered shares of our common stock equal to the lesser of (a) 8% of our outstanding capital stock on the issuance date or (b) $50.0 million divided by the applicable share price, unless certain events occur. In the event such payment would cause Takeda to own over 19.99% of our outstanding capital stock or other events occur, such payment must be paid in cash. The remaining potential global commercial and regulatory milestone payments equal approximately $35.0 million and can be satisfied in cash or unregistered shares of our common stock at our election.

Northwestern License

In December 2016, we entered into a license agreement with Northwestern University, or Northwestern, pursuant to which Northwestern granted us an exclusive, worldwide license to patent rights in certain inventions, or the Northwestern Patent Rights, which relate to a specific compound and related methods of use for such compound, along with certain Know-How related to the practice of the inventions claimed in the Northwestern Patents.

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

Upon entry into the Northwestern agreement, we paid an upfront non-creditable one-time license issuance fee of $75,000, and we are required to pay an annual license maintenance fee of $20,000, which will be creditable against any royalties payable to Northwestern following first commercial sale of licensed products under the agreement.  We are responsible for all ongoing costs of filing, prosecuting and maintaining the Northwestern Patents, but we also have the right to control such activities using our own patent counsel.  In consideration for the rights granted to us under the Northwestern agreement, we are required to pay to Northwestern up to an aggregate of $5.3 million upon the achievement of certain development and regulatory milestones for the first product covered by the Northwestern Patents, and, upon commercialization of any such products, will be required to pay to Northwestern a tiered royalty on net sales of such products by the Company, its affiliates or sublicensees, at percentages in the low to mid single-digits, subject to standard reductions and offsets.  Our royalty obligations continue on a product-by-product and country-by-country basis until the later of the expiration of the last-to-expire valid claim in a licensed patent covering the applicable product in such country and 10 years following the first commercial sale of such product in such country.  If Ovid sublicenses a Northwestern Patent Right, it will be obligated to pay to Northwestern a specified percentage of sublicense revenue received by us, ranging from the high single digits to the low-teens.

The Northwestern agreement requires that we use commercially reasonable efforts to develop and commercialize at least one product that is covered by the Northwestern Patent Rights.

Unless earlier terminated, the Northwestern agreement will remain in force until the expiration of our payment obligations thereunder.  We have the right to terminate the agreement for any reason upon prior written notice or for an uncured material breach by Northwestern.  Northwestern may terminate the agreement for our uncured material breach or insolvency.

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

Competition

Currently, there are no therapies approved for the treatment of Angelman syndrome or Fragile X syndrome. However, certain symptomatic treatments, including traditional anticonvulsants, sedatives and antianxiety drugs, are employed to lessen the burden of these disorders. We believe SAGE Therapeutics, Inc., Marinus Pharmaceuticals, Inc. and Zynerba Pharmaceuticals, Inc. are our most direct competitors with respect to OV101. We believe Zogenix, Inc., GW Pharmaceuticals plc, Sage Therapeutics, Inc., Marinus Pharmaceuticals, Inc., Zynerba Pharmaceuticals, Inc. and PTC Therapeutics, Inc. are our most direct competitors with respect to OV935. Biogen/Ionis, Roche, Agilix and GeneTx are working on genetic approaches to AS.

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

Accordingly, our competitors may be more successful than us in obtaining regulatory approval for therapies and in achieving widespread market acceptance of their drugs. It is also possible that the development of a cure or more effective treatment method for the disorders we are targeting by a competitor could render our current or future drug candidates non-competitive or obsolete or reduce the demand for our drug candidates before we can recover our development and commercialization expenses.

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

We have exclusively licensed a portfolio of issued U.S. and international patents from Lundbeck directed to polymorphic forms of OV101 and their preparation, and these patents expire on dates ranging from 2025 to 2028. In addition, we have exclusively licensed from Lundbeck a pending application directed to an OV101 manufacturing processes that, if issued, would have a statutory expiration in 2036. We have also filed, and own, multiple patent families directed to methods of treatment and formulations with OV101. In particular, we currently own issued U.S. patents directed to treatment of Angelman syndrome and Fragile X syndrome with OV101 that expire in 2035, excluding any regulatory extensions. Additional issued patents and pending applications are directed to methods of treating neurodegenerative diseases and developmental disorders. We intend to seek patent protection for these inventions in numerous countries and regions including, among others, Europe, Australia, Canada, Mexico, Israel, Japan, China, and Korea.

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

Employees

As of December 31, 2018, we had 55 full-time employees, 33 of whom were primarily engaged in research and development activities and 21 of whom had an MD or PhD degree. None of our employees is represented by a labor union and we consider our employee relations to be good.

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

We file electronically with the Securities and Exchange Commission, or the SEC, our annual reports on Form 10-K, Annual reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make available on our website at www.ovidrx.com under “Investors,” free of charge, copies of these reports as soon as reasonably practicable after filing or furnishing these reports with the SEC.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Annual Report on Form 10-K, including our unaudited condensed financial statements and related notes hereto, before deciding to invest in our common stock. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In these circumstances, the market price of our common stock could decline and you may lose all or part of your investment. We cannot assure you that any of the events discussed below will not occur.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.

Since inception in April 2014, we have incurred significant operating losses. Our net loss was $52.0 million for the year ended December 31, 2018. As of December 31, 2018, we had an accumulated deficit of $152.7 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our drug candidates, as well as hiring employees and building our infrastructure. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

We will require capital to pursue our preclinical and clinical activities, regulatory approval and the commercialization of our current or future drug candidates. Even if we believe we have sufficient capital for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. Any additional capital raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our current and future drug candidates.

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

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited to offset future taxable income may be subject to limitation

Our net operating loss, or NOL, carryforwards could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. Our NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 years under applicable U.S. tax law. Under H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018,” informally titled the Tax Cuts and Jobs Act, or the Tax Act, our federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal NOLs generated in tax years beginning after December 31, 2017 is limited. It is uncertain if and to what extent various states will conform to the Tax Act.

In addition, under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of shifts in our stock ownership (some of which shifts are outside our control). As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income will be subject to limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our NOL carryforwards and certain other tax attributes, which could have a material adverse effect on cash flow and results of operations.

Comprehensive tax reform legislation could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law the Tax Act, which significantly revises the Code. The Tax Act, among other things, reduces the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, repeals the alternative minimum tax for corporations, limits the tax deduction for interest expense to 30% of adjusted taxable income (except for certain small businesses), limits the deduction for NOLs carried forward from taxable years beginning after December 31, 2017 to 80% of current year taxable income, eliminates NOL carrybacks, imposes a one-time tax on offshore earnings at reduced rates regardless of whether they are repatriated, eliminates U.S. tax on foreign earnings (subject to certain important exceptions), allows immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifies or repeals many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the Tax Act. The impact of the Tax Act on holders of our common stock (including our Series A preferred stock and the underlying shares of common stock) is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

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

Success in preclinical testing and early clinical trials does not ensure that subsequent clinical trials will generate similar results or otherwise provide adequate data to demonstrate the efficacy and safety of a drug candidate. Frequently, drug candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. For instance, our STARS trial was the first clinical trial evaluating efficacy of OV101 in patients with Angelman syndrome and OV101 has not been evaluated in a clinical trial to treat Fragile X syndrome. We may be unable to demonstrate efficacy in any future trials, including any future clinical trials of OV101 to treat Angelman syndrome. Similarly, our Phase 1b/2a adult study in OV935 showed exploratory signals of efficacy in seizure frequency reduction, but we may be unable to demonstrate efficacy in future trials in patients with dEE, or the related indications of Dravet syndrome, Lennox-Gastaut syndrome, CDKL5 deficiency or Duplication 15q syndrome, and the FDA has not yet made any determination regarding safety and efficacy of OV935 in any of these indications. The results from preclinical studies of OV101 and OV935 in animal models and the results from our STARS clinical trial of OV101 in patients with Angelman syndrome and clinical trials of OV101 in patients with primary insomnia may not be predictive of the effects of these compounds in later stage clinical trials. Our approach of targeting the extrasynaptic GABAA receptor with OV101, and cholesterol 24-hydroxylase (CH24H) with OV935, are both novel and unproven, and as such, the cost and time needed to develop OV101 and OV935 is difficult to predict and our efforts may not be successful. If we do not observe favorable results in clinical trials of one of our drug candidates, we may decide to delay or abandon clinical development of that drug candidate. Any such delay or abandonment could harm our business, financial condition, results of operations and prospects.

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

We intend to seek a broad indication for OV101 to treat Angelman syndrome. However, Angelman syndrome is characterized by a variety of signs and symptoms, such as delayed development, intellectual disability, severe speech impairment, problems with movement and balance, seizures, sleep disorders and anxiety. In order to obtain a broad indication for treatment of Angelman syndrome from the FDA, we may need to demonstrate efficacy on several of the key symptoms of Angelman syndrome. If we fail to do so, our clinical development may be delayed and/or our label may be limited. Based on feedback from the FDA, we must develop an acceptable outcome measure and seek the FDA’s agreement before seeking approval of OV101. If we fail to reach such an agreement with the FDA as to how to measure efficacy in Angelman syndrome patients in our trials, our clinical development plan will be delayed.

While OV101 showed a statistically significant improvement compared to placebo in CGI-I, this endpoint may not be sufficient for regulatory approval, and/or future clinical trials may not meet their respective clinical endpoints.

We released full data from our Phase 2 STARS trial of OV101 to treat adults and adolescents with Angelman syndrome in 2018. At 12 weeks of treatment in the once-daily and combined dosing groups, OV101 showed a statistically significant improvement compared to placebo in the physician-rated clinical global impressions of improvement (“CGI-I”), a measure commonly used in neurology and psychiatry clinical trials to allow the physician to capture a constellation of clinical symptoms. Analyses conducted on a prespecified subset of scales across the domains of behavior, sleep and gait did not show a statistically significant difference from placebo.  We met with the FDA in November 2018, and, based on feedback from the FDA, we will develop a framework for study investigators to ensure uniform use of the validated CGI-I scale by focusing on specific symptoms that are relevant and important to patients with Angelman syndrome and their caregivers, and move ahead with a single pivotal Phase 3 trial of OV101 in pediatric patients with Angelman syndrome, called NEPTUNE.  While we are not aware of any circumstance where the FDA has accepted a CGI-I endpoint as the sole basis for regulatory approval, we are encouraged by the FDA feedback.  Despite that, the FDA may not approve the study protocol and supporting framework and materials.  Further, even if the study protocol is approved, we may not be able to demonstrate statistically significant results on CGI-I or any other clinical endpoints that we incorporate.

We may need to conduct additional clinical or non-clinical studies in order to enroll children younger than 13 in any pivotal or other clinical trials.

We met with the FDA in November 2018, and, based on feedback from the FDA, we are moving ahead with NEPTUNE pending FDA concurrence on the study protocol and supporting framework and materials.  If we are delayed in enrolling pediatric patients in NEPTUNE, our regulatory approval could be delayed.

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

We are jointly developing OV935 with Takeda pursuant to the Takeda collaboration, which also granted us intellectual property rights to OV935. The development and commercialization of OV935 is highly dependent upon our relationship with Takeda, including Takeda’s submission of the IND to the FDA. If for any reason the Takeda collaboration is terminated, or we otherwise lose the intellectual property rights to OV935, our business would be adversely affected. The Takeda collaboration imposes on us rights and obligations, including but not limited to exclusivity, territorial rights, development, commercialization, funding, payment, diligence, sublicensing, insurance and intellectual property protection. After a negotiated time period, each party has the right to terminate the license for convenience upon six to twelve months’ notice to the other party, which would result in us being unable to co-develop and sell OV935. Further, if we breach any material obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages to Takeda, and Takeda may have the right to terminate the license. Takeda could also breach its obligations under the agreement or may not commit a sufficient amount of resources to satisfy its obligations, which would result in the development of OV935 being materially delayed or terminated.

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

During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries and discomforts, to their doctor. Often, it is not possible to determine whether or not the drug candidate being studied caused these conditions. Regulatory authorities may draw different conclusions or require additional testing to confirm these determinations, if they occur. In addition, it is possible that as we test our drug candidates in larger, longer and more extensive clinical programs, or as use of these drug candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by subjects. Many times, side effects are only detectable after investigational drugs are tested in large-scale, Phase 3 trials or, in some cases, after they are made available to patients on a commercial scale after approval. For example, in one of the trials conducted by Lundbeck, there were reports of hallucinations in drug abusers at 30mg and 45mg doses of OV101, which are higher than the 10mg and 15mg doses that were effective for insomnia. In addition, some patients treated with OV101 in the Lundbeck Phase 3 trials experienced headaches, nausea and dizziness. In the STARS study, the most frequent adverse events for OV101 treated arms that were greater than placebo arm included pyrexia, rash, seizure, enuresis, myoclonic epilepsy, otitis media and viral infection. In the Phase 1b/2a OV935 trial, adverse events that occurred more frequently in the OV935-treatment group versus the placebo group were dysarthria, insomnia, lethargy, seizure cluster, and upper respiratory infection.

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

Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, which will be fully implemented in 2019. At this time, it is unclear how the introduction of the Medicare quality payment program will impact overall physician reimbursement. Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, legislation designed to encourage importation from other countries and bulk purchasing.

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

It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. The patent applications that we own, or in-license may fail to result in issued patents with claims that cover our current or any future drug candidates in the United States or in other foreign countries. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue and even if such patents cover our current or any future drug candidates, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated, or held unenforceable. Any successful opposition to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any drug candidates or companion diagnostic that we may develop. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a drug candidate and companion diagnostic under patent protection could be reduced.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business. The following examples are illustrative:

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

Competitors may infringe or otherwise violate our patents, the patents of our licensors or our other intellectual property rights. To counter infringement or unauthorized use, we may be required to file legal claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or is unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing. The initiation of a claim against a third party may also cause the third party to bring counter claims against us such as claims asserting that our patents are invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or lack of statutory subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant material information from the USPTO, or made a materially misleading statement, during prosecution. Third parties may also raise similar validity claims before the USPTO in post-grant proceedings such as ex parte reexaminations, inter partes review, or post-grant review, or oppositions or similar proceedings outside the United States, in parallel with litigation or even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. We cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. For the patents and patent applications that we have licensed, we may have limited or no right to participate in the defense of any licensed patents against challenge by a third party. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of any future patent protection on our current or future drug candidates. Such a loss of patent protection could harm our business.

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

As of December 31, 2018, we had 55 employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day operations and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational inefficiencies, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future drug candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance, our ability to commercialize drug, develop a scalable infrastructure and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

There is no public market for our Series A preferred stock.

There is no established public trading market for our Series A preferred stock, and we do not expect a market to develop. In addition, we do not intend to apply for listing of the Series A preferred stock on any national securities exchange or other nationally recognized trading system. Without an active market, the liquidity of the Series A preferred stock will be limited.

We may sell additional equity or debt securities or enter into other arrangements to fund our operations, which may result in dilution to our stockholders and impose restrictions or limitations on our business.

Until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance future cash needs through public or private equity or debt offerings. In June 2018, we filed a shelf registration statement on Form S-3 (Registration No. 333-225391) that allows us to sell up to an aggregate of $200 million of our common stock, which includes up to $50.0 million designated in the prospectus supplement for an at-the-market offering program. As of December 31, 2018, no sales have been made pursuant to the at-the-market offering program. We may also seek additional funding through government or other third-party funding and other collaborations, strategic alliances and licensing arrangements. These financing activities may have an adverse impact on our stockholders’ rights as well as on our operations, and such additional funding may not be available on reasonable terms, if at all. If we raise additional funds through the issuance of additional debt or equity securities, it may result in dilution to our existing stockholders and/or increased fixed payment obligations. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations and potentially impair our competitiveness, such as redeeming our shares, making investments, issuing additional equity, limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, if we seek funds through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us. Any of these events could significantly harm our business, financial condition and prospects.

Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Based upon our shares of our common stock outstanding as of February 28, 2019, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock will, in the aggregate, beneficially own shares representing approximately 66.6% of our outstanding common stock.

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

Comparative Stock Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act. The following graph shows a comparison from May 5, 2017 (the date our common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2018, of the cumulative total return for our common stock, the Nasdaq Composite Index, and the Nasdaq Biotechnology.

The graph assumes an initial investment of $100 on May 5, 2017. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

Holders of Record

As of February 28, 2019, we had approximately 16 holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Use of Proceeds

On February 22, 2019, the Company completed an offering, the February Offering, and sold 12,500,000 shares of its common stock and 2,500 shares of Series A Convertible Preferred Stock at an offering price of $2.00 and $2,000, respectively, for gross proceeds of $30.0 million and $28.2 million in estimated net proceeds after deducting underwriting discounts and commission and other offering expenses. None of these expenses consisted of payments made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates.  In addition, the Company has granted the underwriters a 30-day option to purchase an additional 1,750,000 shares of common stock offered in the common stock offering. On February 27, 2019, the underwriters exercised a portion of the 30-day option and purchased 1,493,778 shares at an offering price of $2.00 for gross proceeds of $3.0 million and $2.8 million in estimated net proceeds after deducting underwriting discounts and commission and other offering expenses.

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

There has been no material change in the planned use of proceeds from our IPO as described in our Prospectus that forms a part of the Company’s Registration Statement on Form S-1 (File No. 333-217245), which was filed with the SEC pursuant to Rule 424 on May 5, 2017. As of December 31, 2018, we consumed all of the net proceeds from the IPO, primarily to advance OV101 and OV935 through clinical trials, and for working capital and general corporate purposes.

Item 6. Selected Financial Data

The following table sets forth our selected consolidated financial data. We derived the consolidated statement of operations data for the years ended December 31, 2018 and 2017 and the consolidated balance sheet data as of December 31, 2018 and 2017, from our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for any period in the future. The selected consolidated financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto, included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data in this section are not intended to replace our consolidated financial statements and the related notes thereto.

Consolidated Statement of Operations Data:

	For the Year Ended December 31,
	2018	2017
	(in thousands, except share and per share data)
Selected Statements of Operations and Comprehensive Loss Data:
Operating expenses:
Research and development	$33,790	$49,972
General and administrative	19,142	15,035
Total operating expenses	52,932	65,007

Loss from operations	(52,932)	(65,007)

Interest income	952	202
Net loss and comprehensive loss	$(51,980)	$(64,805)
Net loss attributable to common stockholders	$(51,980)	$(64,805)
Net loss per share attributable to common stockholders, basic and diluted	$(2.11)	$(3.35)
Weighted -average common shares outstanding basic and diluted	24,631,011	19,344,355

Balance Sheet Data:

	As of December 31,
	2018	2017
	(in thousands)
Selected Balance Sheet Data:
Cash and cash equivalents	$36,490	$87,126
Short-term investments	5,011	-
Working capital	35,424	82,567
Total assets	47,650	89,458
Total liabilities	8,844	6,021
Accumulated deficit	(152,695)	(100,716)
Total stockholders’ equity	38,805	83,437

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

During 2018, our most advanced candidate, OV101, completed a Phase 2 trial in adults and adolescents with Angelman syndrome. The Phase 2 trial achieved its primary endpoint of safety and tolerability and showed an improvement in the once-daily and combined OV101 dosing groups on the prespecified physician-rated Clinical Global Impressions-Improvement (“CGI-I”) endpoint as well as improvements in relevant symptoms such as sleep and motor function. Based upon feedback from our End of Phase 2 Meeting with the FDA in November 2018, we intend to initiate a single pivotal Phase 3 trial of OV101 in pediatric patients with Angelman syndrome (NEPTUNE). Pending FDA concurrence on the study protocol and supporting framework and materials, NEPTUNE is expected to be a single 12-week, two-arm, randomized, double-blind, placebocontrolled trial with a once daily dose with an enrollment of 50-60 patients aged 4 to 12 years. It is expected that the primary endpoint will be the change in the overall CGI-I score between OV101 versus placebo groups with enrollment initiation expected in the second half of 2019. Based on the STARS trial data, we also initiated an open-label extension study (ELARA) which enrolled its first patient in February of 2019.

 Along with our collaborator, Takeda Pharmaceutical Company Limited, (“Takeda”), we initiated patient recruitment in our Phase 1b/2a trial of OV935 in adults with dEE in June 2017.  As announced on December 17, 2018, the Phase 1b/2a trial of OV935 achieved its primary endpoint of safety and tolerability and showed OV935 was generally well tolerated and met its secondary exploratory endpoints including a satisfactory pharmacokinetic profile and signals of efficacy. Exploratory analyses also showed the potential applicability of using plasma 24-hydroxy cholesterol (24HC) as a serum biomarker.

In July 2018, we initiated our Phase 2 ROCKET clinical trial, a randomized, double-blind, parallel-group trial evaluating OV101 for the treatment of adolescent and young male adults with Fragile X Syndrome. The trial is currently enrolling and is expected to enroll up to 30 males ages 13 to 22 with a confirmed diagnosis of Fragile X Syndrome. The primary endpoint is safety and tolerability of OV101 over 12 weeks of treatment in three different cohorts of either 5mg QD, 5mg BID, or 5mg three times daily. A secondary efficacy endpoint will evaluate changes in behavior during 12 weeks of treatment with OV101 using the Activities-specific Balance Confidence Scale (ABC) that has been used in previous trials for Fragile X syndrome. We anticipate data from this trial in the second half of 2019.

In December 2018, we initiated the SKY ROCKET study, a 12-week, non-drug study to assess the suitability of several behavioral scales in individuals with Fragile X Syndrome. The trial is an observational study designed to provide additional data on the key endpoints that are being explored in the trial as well as provide contextual data on the benefit offered by the standard of care. The study will enroll 10-30 males ages 5 to 30 with Fragile X Syndrome.

Ovid and Takeda continue to enroll patients in three clinical trials: a Phase 2 clinical trial in pediatric patients with Dravet syndrome or Lennox-Gastaut Syndrome (ELEKTRA); a Phase 2 clinical trial in pediatric patients with CDKL5 deficiency disorder or Duplication 15q syndrome (ARCADE); and an open-label extension trial for patients with dEE who participated in a previous OV935 clinical trial (ENDYMION).

Since our inception in April 2014, we have devoted substantially all of our efforts to organizing and planning our business, building our management and technical team, acquiring operating assets and raising capital.

We have not generated any revenue and have funded our business primarily through the sale of our capital stock. Through December 31, 2018, we have raised net proceeds of $142.3 million from the sale of our convertible preferred stock and our common stock. As of December 31, 2018, we had $41.5 million in cash, cash equivalents and short-term investments. We recorded net losses of $52.0 million and $64.8 million for the years ended December 31, 2018 and 2017, respectively. The net loss for the year ended December 2017 included a non-cash charge of $25.9 million related to our Takeda collaboration (as defined below). As of December 31, 2018, we had an accumulated deficit of approximately $152.7 million.

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

Recent Events

On February 22, 2019, we completed an offering and sold 12,500,000 shares of our common stock and 2,500 shares of Series A convertible preferred stock at a public offering price of $2.00 and $2,000, respectively, for estimated net proceeds of $28.2 million after deducting underwriting discounts and commission and other offering expenses payable by us. Each share of non-voting Series A preferred stock is convertible into 1,000 shares of common stock, provided that conversion will be prohibited, subject to certain exceptions, if, as a result, the holder and its affiliates would beneficially own more than 9.99% of the common stock then outstanding. In addition, the Company has granted the underwriters a 30-day option to purchase an additional 1,750,000 shares of common stock offered in the common stock offering. On February 27, 2019, the underwriters exercised a portion of the 30-day option and purchased 1,493,778 shares at an offering price of $2.00 for gross proceeds of $3.0 million and $2.8 million in estimated net proceeds after deducting underwriting discounts and commission and other offering expenses.

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

We expect that general and administrative expenses will increase in the future as we expand our operating activities and incur additional costs associated with being a publicly traded company. These increases will include legal and accounting fees, costs associated with maintaining compliance with The Nasdaq Global Market LLC and the Securities and Exchange Commission, or the SEC, directors’ and officers’ liability insurance premiums and fees associated with investor relations. In addition, if our current or future drug candidates are approved for sale, we expect that we would incur expenses associated with building our commercial and distribution infrastructure.

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents maintained in money market funds.

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

The following table summarizes the results of our operations for the periods indicated:

	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017	Change $
	(in thousands)
Research and development	$33,790	$49,972	$(16,182)
General and administrative	19,142	15,035	4,107
Total operating expenses	52,932	65,007	(12,075)
Loss from operations	(52,932)	(65,007)	12,075
Interest income	952	202	750
Loss	(51,980)	(64,805)	12,825
Net loss	$(51,980)	$(64,805)	$12,825

Research and Development Expenses

	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017	Change $
	(in thousands)
Preclinical and development expense	$20,101	$41,181	$(21,080)
Payroll and payroll-related expenses	11,404	7,668	3,736
Other expenses	2,285	1,123	1,162
Total research and development	$33,790	$49,972	$(16,182)

Research and development expenses were $33.8 million for the year ended December 31, 2018 compared to $50.0 million for the year ended December 31, 2017. The decrease of $16.2 million was primarily due to the issuance of Series B-1 Preferred Stock to Takeda as an upfront payment upon signing the collaboration agreement during January 2017, partially offset by an increase in development activities related to our ongoing development programs. During the year ended December 31, 2018, total research and development expenses consisted of $20.1 million in preclinical and development expenses, including a credit of $1.3 million representing costs reimbursed to us from Takeda in respect of the Takeda collaboration, $11.4 million in payroll and payroll-related expenses, of which $3.1 million related to stock-based compensation, and $2.3 million in other expenses. During the year ended December 31, 2017, total research and development expenses consisted of $41.2 million in preclinical and development expenses, of which $25.9 million related to the issuance of Series B-1 Preferred Stock associated with the collaboration rights to OV935 and $4.3 million represents amounts reimbursed to Takeda in respect of the Takeda Collaboration, $7.7 million in payroll and payroll-related expenses, of which $2.4 million related to stock-based compensation, and $1.1 million in other expenses.

General and Administrative Expenses

	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017	Change $
	(in thousands)
Payroll and payroll-related expenses	$10,455	$9,087	$1,368
Legal and professional fees	4,729	3,806	923
General office expenses	3,958	2,142	1,816
Total general and administrative	$19,142	$15,035	$4,107

General and administrative expenses were $19.1 million for the year ended December 31, 2018 compared to $15.0 million for the year ended December 31, 2017. The increase of $4.1 million primarily consisted of increases in payroll and payroll-related expenses of $1.4 million due to increased headcount, and an increase of $0.9 million mainly due to increased professional fees associated with operating as a public company.

Interest Income

Interest income increased to $1.0 million for the year ended December 31, 2018 from $0.2 million for the year ended December 31, 2017. The increase is attributable to increased interest and investment income on our cash, cash equivalents and short-term investments due to the investment of the net proceeds received from our IPO.

Income Taxes

There was no provision for income taxes for the years ended December 31, 2018 and 2017 because we have historically incurred operating losses and we maintain a full valuation allowance against our net deferred tax assets.  The valuation allowance was approximately $54.0 million and $35.3 million at December 31, 2018 and 2017, respectively.

Liquidity and Capital Resources

Overview

As of December 31, 2018, we had total cash, cash equivalents and short-term investments of $41.5 million as compared to $87.1 million as of December 31, 2017. In February 2019 we completed the February Offering of our capital stock generating approximately $31.0 million of net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us.

We have incurred losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the next several years. We incurred net losses of approximately $52.0 million and $64.8 million for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, we had an accumulated deficit of approximately $152.7 million and working capital of $35.4 million.

We believe that our existing cash and cash equivalents as of December 31, 2018 combined with the proceeds from the February Offering, will be sufficient to fund our current operating plans through at least the next 12 months from the filing of this annual report on Form 10-K.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$(45,558)	$(31,470)
Investing activities	(5,364)	(47)
Financing activities	286	66,703
Net increase (decrease) in cash and cash equivalents	$(50,636)	$35,186

Net Cash Used in Operating Activities

Net cash used in operating activities was $45.6 million for the year ended December 31, 2018, which consisted of net losses of $52.0 million offset by $6.4 million of net non-cash charges and changes in operating assets and liabilities compared to net cash used in operating activities of $31.5 million for the year ended December 31, 2017, which consisted of net losses of $64.8 million offset by $32.3 million of net non-cash charges, of which $25.9 million related to the issuance of Series B-1 Preferred Stock associated with the collaboration rights to OV935.  The increase of $14.1 million in net cash used in operating activities was primarily due to an increase in our costs and upfront payments related to our research and development programs and an increase in our payroll and payroll-related expenses as the result of increased headcount as we continue to build our management team and expand our operations.

Net Cash Used in Investing Activities

Net cash used in investing activities was $5.4 million for the year ended December 31, 2018, compared to $47 thousand for the year ended December 31, 2017. The increase in net cash used for investing activities was primarily due to purchases of short-term investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $0.3 million for the year ended December 31, 2018 was primarily due to the proceeds from the exercise of stock options and purchases of shares under the 2017 employee stock purchase plan.

Net cash provided by financing activities of $66.7 million for the year ended December 31, 2017 was primarily due to the receipt of $66.7 million of net proceeds from the completion of our IPO, after deducting underwriting discounts and commissions and other offering expenses payable by us.

Contractual Obligations and Commitments

As of December 31, 2018, we had no contractual obligations or commitments.  We had no long-term debt or capital leases and no material non-cancelable purchase commitments with service providers, as we have generally contracted on a cancelable, purchase order basis. We excluded any potential contingent payments upon the achievement by us of clinical, regulatory and commercial events, as applicable, or royalty payments that we may be required to make under license agreements we have entered into with various entities pursuant to which we have in-licensed certain intellectual property as contractual obligations or commitments, including our license agreement with H. Lundbeck A/S, Northwestern, and our Takeda license agreement. Pursuant to these license agreements, we have agreed to make milestone payments up to an aggregate of $271.3 million upon the achievement of certain development, regulatory and sales milestones. We excluded these contingent payments given that the timing and amount, if any, of such payments cannot be reasonably estimated at this time. See the section titled “Business—License and Collaboration Agreements—License Agreement with H. Lundbeck A/S”, Business—License and Collaboration Agreements—Northwestern License,” and “Business—License and Collaboration Agreements—License and Collaboration Agreement with Takeda” for additional information.

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

We have taken advantage of reduced reporting requirements in this Annual Report on Form 10-K. In particular, in this Annual Report on Form 10-K, we have not included all of the executive compensation related information that would be required if we were not an emerging growth company. We may take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenues as of the end of any fiscal year, if we are deemed to be a large accelerated filer under the rules of the SEC or if we issue more than $1.0 billion of non- convertible debt over a three-year period. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

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

Accrued Clinical Expenses

When preparing our consolidated financial statements, we are required to estimate our accrued clinical expenses. This process involves reviewing open contracts and communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. Payments under some of the contracts we have with third parties depend on factors, such as successful enrollment of certain numbers of patients, site initiation and the completion of clinical trial milestones.

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

We measure the grant-date fair value based on the Black-Scholes option-pricing model, which uses highly subjective assumptions.  These assumptions include:

•

Expected Volatility.  Due to the lack of sufficient volatility data, the expected volatility is estimated using weighted average measures of the historical volatility of a representative group of small, publicly traded drug development companies at a similar stage of development as ourselves.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. As of December 31, 2018, we had cash and cash equivalents of $36.5 million that were held in an interest-bearing money market account. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents in institutional market funds that are comprised of U.S. Treasury and U.S. Treasury-backed repurchase agreements.

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

As of December 31, 2018 our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2018 our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, under the supervision and with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2018, we substantially completed the implementation of our new enterprise resource planning (“ERP”) system. The new ERP system was designed and implemented, in part, to enhance the overall system of internal controls over financial reporting through further automation and integration of business processes.

Except for the changes related to the ERP implementation, there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item is incorporated by reference to the information set forth in the sections titled “Proposal 1 – Election of Directors,” “Executive Officers,” and “Information Regarding the Board and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2019 Proxy Statement.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information set forth in the section titled “Executive Officer and Director Compensation” in our 2019 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management and “Equity Compensation Plan Information” in our 2019 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to the information set forth in the section titled “Transactions with Related Persons” and “Information regarding the Board and Corporate Governance – Board Independence” in our 2019 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information set forth in the section titled “Independent Registered Public Accounting Firm Fees” contained in Proposal 2 in our 2019 Proxy Statement.

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

10.19††

License Agreement by and between Northwestern University and the Registrant, dated December 15, 2016.  (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K (File No. 001-38085), filed with the Commission on April 10, 2017).

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

OVID THERAPEUTICS INC.

Date: March 7, 2019	By:	/s/ Jeremy M. Levin
Jeremy M. Levin
Chief Executive Officer (Principal Executive Officer)

Date: March 7, 2019	By:	/s/ Timothy Daly
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

Signature	Title	Date

/s/ Jeremy M. Levin, DPhil, MB BChir Jeremy M. Levin, DPhil, MB BChir	Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2019

/s/ Timothy Daly Timothy Daly	Senior Vice President, Finance and Corporate Controller (Principal Financial and Accounting Officer)	March 7, 2019

/s/ Matthew During, MD, DSc Matthew During, MD, DSc	President, Chief Scientific Officer and Director	March 7, 2019

/s/ Karen Bernstein, PhD Karen Bernstein, PhD	Director	March 7, 2019

/s/ Barbara Duncan	Director	March 7, 2019
Barbara Duncan

/s/ Bart Friedman Bart Friedman	Director	March 7, 2019

/s/ Douglas Williams, PhD Douglas Williams, PhD	Director	March 7, 2019

OVID THERAPEUTICS INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Ovid Therapeutics Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ovid Therapeutics Inc. and subsidiary (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.

New York, New York
March 7, 2019

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

OVID THERAPEUTICS INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$36,489,618	$87,125,600
Short-term investments	5,011,034	-
Prepaid and other current assets	2,767,495	1,462,448
Total current assets	44,268,147	88,588,048

Long-term prepaid expenses	2,797,561	604,646
Security deposit	122,155	88,940
Property and equipment, net	69,867	51,775
Other assets	391,872	124,194
Total assets	$47,649,602	$89,457,603

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,755,595	$2,025,766
Accrued expenses	5,088,862	3,995,334
Total current liabilities	8,844,457	6,021,100

Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no shares issued and outstanding at December 31, 2018 and 2017	-	-
Common stock, $0.001 par value; 125,000,000 shares authorized at December 31, 2018 and 2017, 24,654,114 and 24,606,256 shares issued and outstanding at December 31, 2018 and 2017, respectively	24,654	24,606
Additional paid-in-capital	191,477,598	184,127,565
Accumulated other comprehensive loss	(1,829)	-
Accumulated deficit	(152,695,278)	(100,715,668)
Total stockholders' equity	38,805,145	83,436,503
Total liabilities and stockholders' equity	$47,649,602	$89,457,603

See accompanying notes to these consolidated financial statements

OVID THERAPEUTICS INC.

Consolidated Statements of Operations

	For the Year Ended December 31,	For the Year Ended December 31,
	2018	2017
Operating expenses:
Research and development	$33,790,031	$49,972,102
General and administrative	19,141,652	15,035,461
Total operating expenses	52,931,683	65,007,563
Loss from operations	(52,931,683)	(65,007,563)
Interest income	952,073	201,509
Net loss	$(51,979,610)	$(64,806,054)
Net loss attributable to common stockholders	$(51,979,610)	$(64,806,054)
Net loss per share attributable to common stockholders, basic and diluted	$(2.11)	$(3.35)
Weighted-average common shares outstanding basic and diluted	24,631,011	19,344,355

See accompanying notes to these consolidated financial statements

OVID THERAPEUTICS INC.

Consolidated Statements of Comprehensive loss

	For the Year Ended December 31,	For the Year Ended December 31,
	2018	2017
Net loss	$(51,979,610)	$(64,806,054)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(1,829)	-
Comprehensive loss	$(51,981,439)	$(64,806,054)

See accompanying notes to these consolidated financial statements

OVID THERAPEUTICS INC.

Consolidated Statement of Changes in Stockholders’ Equity

	Series A Preferred Stock		Series B Preferred Stock		Series B-1 Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance, December 31, 2016	2,382,069	$2,382	5,599,282	$5,599	-	$-	9,838,590	$9,839	$85,186,269	$-	$(35,909,614)	$49,294,475
Issuance of Series B-1 Preferred Stock	-	-	-	-	1,781,996	1,782	-	-	25,859,446	-	-	25,861,228
Proceeds from Initial Public Offering, net of underwriting costs and commissions	-	-	-	-	-	-	5,000,000	5,000	69,745,000	-	-	69,750,000
Deferred offering costs reclassified to additional paid-in capital	-	-	-	-	-	-	-	-	(3,087,481)	-	-	(3,087,481)
Conversion of preferred stock into common stock	(2,382,069)	(2,382)	(5,599,282)	(5,599)	(1,781,996)	(1,782)	9,763,346	9,763	(464)	-	-	(464)
Issuance of common stock from exercise of stock options							4,320	4	27,039	-		27,043
Stock-based compensation expense	-	-	-	-	-	-	-	-	6,397,756	-	-	6,397,756
Net loss	-	-	-	-	-	-	-	-	-	-	(64,806,054)	(64,806,054)
Balance, December 31, 2017	-	$-	-	$-	-	$-	24,606,256	$24,606	$184,127,565	$-	$(100,715,668)	$83,436,503
Issuance of common stock from exercise of stock options	-	-	-	-	-	-	15,744	16	111,362	-	-	111,378
Issuance of common stock from employee stock purchase plan	-	-	-	-	-	-	32,114	32	174,730			174,762
Stock-based compensation expense	-	-	-	-	-	-	-	-	7,063,941	-	-	7,063,941
Other comprehensive loss	-	-	-	-	-	-	-	-	-	(1,829)	-	(1,829)
Net loss	-	-	-	-	-	-	-	-	-	-	(51,979,610)	(51,979,610)
Balance, December 31, 2018	-	$-	-	$-	-	$-	24,654,114	$24,654	$191,477,598	$(1,829)	$(152,695,278)	$38,805,145

See accompanying notes to these consolidated financial statements

OVID THERAPEUTICS INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,	Year Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(51,979,610)	$(64,806,054)
Adjustments to reconcile net loss to cash used in operating activities:
Non-cash research and development expense	-	25,861,228
Stock-based compensation expense	7,063,941	6,397,756
Depreciation and amortization	141,733	80,310
Loss on disposal of intangible assets	4,610	-
Change in accrued interest and accretion of discount on short-term investments	(1,240)	-
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(1,305,047)	(793,258)
Deferred transaction costs	-	229,000
Security deposit	(33,215)	(36,590)
Long-term prepaid expenses	(2,192,915)	(604,646)
Accounts payable	1,649,735	1,076,349
Accrued expenses	1,093,528	1,118,627
Due from/ to related parties	-	7,369
Net cash used in operating activities	(45,558,480)	(31,469,909)

Cash flows from investing activities:
Purchases of short-term investments	(50,011,623)	-
Proceeds from maturities of short-term investments	45,000,000	-
Purchase of property and equipment	(33,871)	(38,907)
Software development and other assets	(318,148)	(8,480)
Net cash used in investing activities	(5,363,642)	(47,387)

Cash flows from financing activities:
Proceeds from initial public offering, net of offering expenses	-	69,750,000
Payments for transaction costs	-	(3,073,808)
Proceeds from employee stock purchase plan	174,762	-
Proceeds from exercise of options	111,378	27,043
Net cash provided by financing activities	286,140	66,703,235

Net increase (decrease) in cash and cash equivalents	(50,635,982)	35,185,939
Cash and cash equivalents, at beginning of period	87,125,600	51,939,661
Cash and cash equivalents, at end of period	$36,489,618	$87,125,600

See accompanying notes to these consolidated financial statements

OVID THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On February 22, 2019, the Company completed an offering and sold 12,500,000 shares of its common stock and 2,500 shares of Series A Convertible Preferred Stock at an offering price of $2.00 and $2,000, respectively, for gross proceeds of $30.0 million and $28.2 million of estimated net proceeds, after deducting underwriting discounts and commission and other offering expenses payable by the Company. On February 27, 2019, the underwriters partially exercised a portion of the 30-day option to purchase 1,493,778 shares at an offering price of $2.00 for gross proceeds of $3.0 million and $2.8 million in estimated net proceeds after deducting underwriting discounts and commission and other offering expenses.

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

The Company has not generated any revenue since inception. As a result, the Company has suffered recurring losses and requires significant cash resources to continue to execute its business plans. The Company has an accumulated deficit of $152.7 million as of December 31, 2018 and cash outflows from operating activities of $45.6 million for the year ended December 31, 2018.  These losses are expected to continue for an extended period of time.

Historically, the Company’s major sources of cash have comprised of proceeds from various public and private offerings of our capital stock and interest income. As of December 31, 2018, the Company had approximately $41.5 million in cash, cash equivalents and short-term investments and in February 2019, the Company completed the February Offering, described in Note 12, generating an estimated $31.0 million in net proceeds. The actual amount of cash that the Company will need to operate is subject to many factors. Management’s plans to mitigate any expected shortfall of capital, to support future operations, include raising additional funds. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company or whether the Company will become profitable and generate positive operating cash flow.

The Company has incurred operating losses since inception and had an accumulated deficit of $152.7 million as of December 31, 2018. The Company expects to continue to incur net losses for at least the next several years and is highly dependent on its ability to find additional sources of funding in the form of debt or equity financing to fund its operations. Management believes that the Company’s existing cash, cash equivalents and short-term investments as of December 31, 2018 combined with the proceeds from the February Offering, will be sufficient to fund its current operating plans through at least the next 12 months from the date of filing of this 10-K. Management expects that future sources of funding may include new or expanded partnering arrangements and sales of equity or debt securities. Adequate additional funding may not be available to the Company on acceptable terms or at all. The failure to raise capital as and when needed could have a negative impact on the Company’s financial condition and ability to pursue business strategies. The Company may be required to delay, reduce the scope of or eliminate research and development programs, or obtain funds through arrangements with collaborators or others that may require the Company to relinquish rights to certain drug candidates that the Company might otherwise seek to develop or commercialize independently.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Ovid Therapeutics Inc. and its wholly-owned subsidiary, Ovid Therapeutics Hong Kong Limited.  All intercompany transactions and balances have been eliminated in consolidation.

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

(D) Deferred Transaction Costs

Deferred transaction costs, primarily consisted of direct incremental legal, accounting, and other fees related to the Company’s offering of its capital stock are capitalized as incurred. The deferred transaction costs are offset against proceeds upon the consummation of an offering.

(E) Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the year ended December 31, 2018 the Company had other comprehensive loss comprised of the loss on debt securities.

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

(H) Short-term Investments

Short-term investments consist of debt securities with maturities greater than three months from the date of purchase.  The Company classifies all of its investments as available-for-sale securities. Debt securities are recorded at fair value with unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Realized gains and losses, amortization and accretion of premiums and discounts are included within net loss.

(I) Property and Equipment

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

(J) Research and Development Expenses

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

(K) Stock-Based Compensation

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

(L) Fair Value of Financial Instruments

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

The three levels of the fair value hierarchy are as follows:

•

Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities. The Company’s Level 1 assets consisted of money market funds and short-term investments totaling $40.5 million and $86.6 million as of December 31, 2018 and 2017, respectively.

•

Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted prices of similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active). Level 2 includes financial instruments that are valued using models or other valuation methodologies. The Company had no Level 2 assets or liabilities as of December 31, 2018 and 2017.

•

Level 3—Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when their fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. The Company had no Level 3 assets or liabilities as of December 31, 2018 and 2017.

The carrying amounts reported in the balance sheets for cash and cash equivalents, other current assets, accounts payable, and accrued expenses approximate their fair value based on the short-term maturity of these instruments.

(M) Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires deferred tax assets and liabilities to be recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts and respective tax bases of existing assets and liabilities, as well as for net operating loss carryforwards and research and development credit. Valuation allowances are provided if it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The impact of a change in the tax laws is recorded in the period in which the law is enacted.

(N) Net Loss Per Common Share

Basic and diluted net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. For all periods presented, stock options have been excluded from the calculation because their effect would be anti-dilutive. Therefore, the weighted-average shares outstanding used to calculate both basic and diluted loss per common share are the same.

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	For the Year Ended December 31,
	2018	2017
Stock options to purchase common stock	4,714,383	4,298,802

(O) Segment Data

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions.

(P) Retirement Plan

The Company maintains a 401(k)-retirement plan for its employees that is intended to qualify under Sections 401(a) and 501(a) of the U.S. Internal Revenue Code of 1986, as amended (“Code”), in 2016. The Company provides all active employees with a 100% matching contribution equal to 3% of an employee’s eligible compensation deferred and 50% matching contributions on employee contributions that are between 3% and 5% of an employee’s eligible compensation deferred. These safe harbor contributions vest immediately.  For the years ended December 31, 2018 and 2017 the Company contributed $210,034 and $163,942, respectively.

(Q) Recent Accounting Pronouncements

Recent accounting standards which have been adopted

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This new standard clarifies when to account for a change to the terms or conditions of share-based payment award as a modification. Under the new guidance, modification accounting is required unless the fair value, the vesting conditions, and the classification of the award remain the same as the original award. ASU 2017-09 is effective for public companies for fiscal years beginning on or after December 15, 2017. The adoption of this standard did not have a material impact on the Company’s financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new standard clarifies certain aspects of the statement of cash flows, including the classification of debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees and beneficial interests in securitization transactions. The new standard also clarifies that an entity should determine each separately identifiable source or use within the cash receipts and cash payments on the basis of the nature of the underlying cash flows. In situations in which cash receipts and payments have aspects of more than one class of cash flows and cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows for the item. ASU 2016-15 is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this standard did not have a material impact on the Company’s statement of cash flows upon adoption.

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

New accounting standards which have not yet been adopted

On November 5, 2018, the FASB issued ASU 2018-18, which amends ASC 808 to clarify when transactions between participants in a collaborative arrangement under ASC 808 are within the scope of the FASB’s new revenue standard, ASU 2014-09 (codified in ASC 606). The amendments require the application of ASC 606 existing guidance to determine the units of account that are distinct in a collaborative arrangement for purposes of identifying transactions with customers. If a unit of account within the collaborative arrangement is distinct and is with a customer, an entity shall apply the guidance in Topic 606 to that unit of account. In a transaction between collaborative participants, an entity is precluded by ASU 2018-18 from presenting a transaction together with “revenue from contracts with customers” unless the unit of account is within the scope of ASC 606 and the entity applies the guidance in ASC 606 to such unit of account. The amended guidance is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company has a collaboration agreement with Takeda. However, the Company does not expect these amendments to have an impact on its financial statements, as Takeda does not meet the definition of a customer and the Company does not currently apply any of ASC 606 guidance in analogy to the collaboration.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This new standard requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including loans and trade and other receivables. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The standard also amends the impairment model for available-for-sale debt securities and requires entities to determine whether all or a portion of the unrealized loss on an available-for-sale debt security is a credit loss. Under the new guidance, an entity will recognize an allowance for credit losses on available-for-sale debt securities as a contra-account to the amortized cost basis rather than as a direct reduction of the amortized cost basis of the investment, as is currently required. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019. The Company does not expect this standard to have a material impact on its financial statements due to the immaterial level of its unrealized losses on available-for-sale securities and its immaterial level of loans and receivables

NOTE 3 – CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

All short-term investments are classified as available-for-sale. The following tables summarize the fair value of cash, cash equivalents, and short-term investments, as well as gross unrealized holding gains and losses as of December 31, 2018 and December 31, 2017:

	December 31, 2018
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	holding gains	holding losses	value
Cash	$927,354	$-	$-	$927,354
Money market funds (a)	35,562,264	-	-	35,562,264
Total cash and cash equivalents	$36,489,618	$-	$-	$36,489,618

U.S. treasury notes (a)	$5,012,863	$-	$(1,829)	$5,011,034
Total short-term investments	$5,012,863	$-	$(1,829)	$5,011,034

(a)  As of December 31, 2018, the Company's Level 1 assets consisted of money market funds and U.S. treasury notes totaling $40.5 million. The Company had no level 2 or level 3 assets or liabilities as of December 31, 2018.

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

As of December 31, 2018 and December 31, 2017, the aggregate fair value of securities that were in an unrealized loss position for less than 12 months was $5.0 million and zero, respectively. The Company did not hold any securities in an unrealized loss position for more than 12 months as of December 31, 2018.

There were no realized gains or losses on available-for-sale securities during the years ended December 31, 2018 and 2017.

NOTE 4 – PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

Property and equipment is summarized as follows:

	December 31,	December 31,
	2018	2017
Furniture and equipment	$156,031	$102,690
Less accumulated depreciation	(86,164)	(50,915)
Total property, plant and equipment, net	$69,867	$51,775

Depreciation expense was $35,249 and $26,917 for the years ended December 31, 2018 and 2017 respectively.

Intangible assets, net of accumulated amortization, were $391,872 and $124,194 as of December 31, 2018 and December 31, 2017, respectively, and are included in other assets. Amortization expense was $106,484 and $53,393 for the years ended December 31, 2018 and 2017, respectively.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,	December 31,
	2018	2017
Clinical trials accrual	$1,352,133	$753,018
Collaboration agreement accrual	-	754,841
Payroll and bonus accrual	2,779,021	1,919,120
Professional fees accrual	772,785	321,852
Other	184,923	246,503
Total	$5,088,862	$3,995,334

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

As of December 31, 2018, no shares of preferred stock were issued or outstanding.

Dividends

No dividends on the common stock shall be declared and paid unless dividends on the Preferred Stock have been declared and paid. Through December 31, 2018, the Company has not declared any dividends.

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

The Company's Board of Directors adopted and the Company's stockholders approved the 2017 equity incentive plan (“2017 Plan”), which became effective immediately prior to the execution of the underwriting agreement related to the IPO on May 4, 2017. The initial reserve of shares of common stock that may be issued under the 2017 Plan was 3,052,059 shares. The 2017 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards, and other forms of stock-based awards.  Additionally, the 2017 Plan provides for the grant of performance cash awards. The Company's employees, officers, directors and consultants and advisors are eligible to receive awards under the 2017 Plan.  Upon the adoption of the 2017 Plan, no further awards will be granted under the 2014 Plan. Pursuant to the terms of the 2017 Plan, on each January 1st, the plan limit shall be increased by the lesser of (x) 5% of the number of shares of common stock outstanding as of the immediately preceding December 31 and (y) such lesser number as the Board of Directors may determine in its discretion.  Accordingly, on January 1, 2018, an additional 1,230,312 shares were reserved for issuance under the 2017 Plan. As of December 31, 2018, there were 3,657,972 shares of the Company’s common stock reserved for issuance under the 2017 Plan.

The Company's Board of Directors adopted and the Company's stockholders approved the 2017 employee stock purchase plan (the “2017 ESPP”), which became effective immediately prior to the execution of the underwriting agreement related to the IPO on May 4, 2017. The initial reserve of shares of common stock that may be issued under the 2017 ESPP was 279,069 shares. On September 20, 2017, the Company’s Compensation Committee approved an offering period under the 2017 ESPP, which began on October 20, 2017. The ESPP allows employees to purchase common stock of the Company at a 15% discount to the market price on designated purchase dates. During the years ended December 31, 2018 and 2017, 32,114 and zero shares were purchased under the ESPP and the Company recorded expense of $106,004 and $12,095, respectively. The number of shares of common stock reserved for issuance under the 2017 ESPP will automatically increase on January 1 of each year, beginning on January 1, 2018 and continuing through and including January 1, 2027, by the lesser of (i) 1% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, (ii) 550,000 shares or (iii) such lesser number of shares determined by our Board. On January 1, 2018, an additional 246,062 shares were reserved for issuance under the 2017 ESPP. As of December 31, 2018, there were 493,017 shares of the Company’s common stock reserved for issuance under the 2017 ESPP. Unless specified otherwise in an individual option agreement, stock options granted under the 2014 Plan and 2017 Plan generally have a ten-year term and a four-year graded vesting period. The vesting requirement is conditioned upon the grantee’s continued service with the Company during the vesting period. Once vested, all awards are exercisable from the date of grant until they expire. The option grants are non-transferable. Vested options generally remain exercisable for 90 days subsequent to the termination of the option holder’s service with the Company. In the event of option holder’s death or disability while employed by or providing service to the Company, the exercisable period extends to twelve months.

Performance-based option awards generally have similar vesting terms, with vesting commencing on the date the performance condition is achieved and expire in accordance to the specific terms of the agreement. At December 31, 2018, there were no performance-based options outstanding and unvested.  The Company recognizes stock-based compensation expense based on the grant date fair value of the award over the vesting period when the performance condition becomes probable of being achieved.

The fair value of options granted during the years ended December 31, 2018 and 2017 was estimated using the Black-Scholes option valuation model. The inputs for the Black-Scholes option valuation model require management’s significant assumptions and are detailed in the table below. Prior to the IPO, the common stock price was determined by the Board of Directors. In the absence of market data for the Company’s common stock, the Board of Directors considered various factors in estimating the fair value of the common stock at the time of each option grant which included but was not limited to the common stock valuation performed by a third party independent valuation firm, the Company’s performance and future economic outlook, the potential financing available to the Company, and the valuation of common stock of similar companies in the industry. The risk-free interest rates were based on the rate for U.S. Treasury securities at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected life was based on the simplified method in accordance with the Staff Accounting Bulletin No. 107. The expected volatility was estimated based on historical volatility information of peer companies that are publicly available.

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

The Company granted zero and 27,906 stock options to nonemployee consultants for services rendered during the years ended December 31, 2018, and 2017, respectively. There were 10,175 and 37,066 unvested nonemployee options outstanding as of December 31, 2018 and 2017, respectively. Total expense recognized related to the nonemployee stock options for the years ended December 31, 2018 and 2017 was $136,639 and $416,457 respectively. Total unrecognized compensation expenses related to the nonemployee stock options was $5,933 as of December 31, 2018. During the years ended December 31, 2018 and 2017, the Company recognized zero and $162,700 in expenses for non-employee performance-based option awards.

The Company granted 1,440,578 and 1,510,436 stock options to employees during the years ended December 31, 2018 and 2017, respectively. There were 2,366,277 and 2,528,063 unvested employee options outstanding as of December 31, 2018 and 2017, respectively. Total expense recognized related to the employee stock options for the years ended December 31, 2018 and 2017 was $6,821,298 and $5,969,204, respectively. Total unrecognized compensation expense related to employee stock options was $11,802,475 as of December 31, 2018. During the years ended December 31, 2018 and 2017, the Company recognized zero and $830,997 in expenses for employee performance-based option awards.

The Company’s stock-based compensation expense was recognized in operating expense as follows:

	For the Year Ended December 31,
	2018	2017
Research and development	$3,134,395	$2,417,727
General and administrative	3,929,546	3,980,029
Total	$7,063,941	$6,397,756

The fair value of employee options granted during the years ended December 31, 2018 and 2017, respectively, was estimated by utilizing the following assumptions:

	For the Year Ended December 31,
	2018	2017
	Weighted Average	Weighted Average
Volatility	84.40%	80.39%
Expected term in years	6.01	6.08
Dividend rate	0.00%	0.00%
Risk-free interest rate	2.62%	2.06%
Fair value of option on grant date	$5.93	$6.30

The fair value of nonemployee options granted and remeasured during the years ended December 31, 2018 and 2017, respectively, was estimated by utilizing the following assumptions:

	For the Year Ended December 31,
	2018	2017
	Weighted Average	Weighted Average
Volatility	79.40%	81.44%
Expected term in years	3.23	4.39
Dividend rate	0.00%	0.00%
Risk-free interest rate	2.46%	2.08%
Fair value of option on grant date	$0.62	$6.80

The following table summarizes the number of options outstanding and the weighted average exercise price:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life in Years	Value
Options Outstanding at December 31, 2016	2,987,729	$7.46	8.82	$837,036
Vested and exercisable at December 31, 2016	683,070	$7.71	8.47	$253,969
Granted	1,538,342	9.03	9.19
Exercised	(4,320)	6.26
Forfeited	(222,949)	6.61
Options Outstanding December 31, 2017	4,298,802	$8.07	8.32	$8,174,686
Vested and exercisable at December 31, 2017	1,733,673	$7.65	7.92	$3,865,036
Granted	1,440,578	8.23	9.26
Exercised	(15,744)	7.07
Forfeited	(1,009,253)	8.16
Options Outstanding December 31, 2018	4,714,383	$8.10	7.89	$153,485
Vested and exercisable at December 31, 2018	2,337,931	$7.88	7.20	$153,485

At December 31, 2018 there was approximately $11,808,408 of unamortized share–based compensation expense, which is expected to be recognized over a remaining average vesting period of 2.17 years.

NOTE 8 – INCOME TAXES

At December 31, 2018, the Company has available approximately $106,501,000 and $112,636,000 of unused NOL carryforwards for federal and state tax purposes, respectively, that may be applied against future taxable income. The Company also has approximately $105,984,000 of unused NOL carryforwards for New York City purposes. The NOL carryforwards will begin to expire in the year 2035 if not utilized prior to that date. There is no provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. The valuation allowance increased by approximately $18,748,000 and $18,971,000 during the years 2018 and 2017, respectively, and was approximately $54,033,000 and $35,285,000 at December 31, 2018 and 2017, respectively.

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

The Company’s reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies related to the tax benefit. For the years ended December 31, 2018 and 2017, the Company had no unrecognized tax benefits or related interest and penalties accrued. The Company has not yet conducted a study of research and development credit carryforwards. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed, and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheet or statement of operations if an adjustment were required. The Company would recognize both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company’s uncertain tax positions are related to years that remain subject to examination by relevant tax authorities. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets were as follows:

	December 31,
	2018	2017
Deferred tax assets/liabilities:
Net operating loss carryovers	$37,195,164	$20,880,120
Research and development tax credits	1,737,870	714,087
Share-based compensation	5,333,006	3,392,111
Accrued compensation	869,446	633,745
Depreciation	(19,949)	(10,778)
Charitable contributions	88,353	53,038
Intangible assets	8,828,914	9,622,535
Total gross deferred tax assets/liabilities	54,032,804	35,284,858
Valuation allowance	(54,032,804)	(35,284,858)
Net deferred tax assets (liabilities)	$-	$-

A reconciliation of the statutory U.S. Federal rate to the company’s effective tax rate is as follows:

	December 31,
	2018	2017
Federal income tax benefit at statutory rate	(21.00)	(34.00)
State income tax, net of federal benefit	(13.62)	(11.77)
Permanent items	0.61	0.89
Change in valuation allowance	36.02	29.18
Research and development tax credits	(1.97)	(0.56)
Deferred re-measurement	-	16.31
Other	(0.04)	(0.05)
Effective income tax (benefit) expense rate	0%	0%

NOTE 9 – COMMITMENTS AND CONTINGENCIES

License Agreements

On March 26, 2015, the Company entered into an exclusive agreement with H. Lundbeck A/S (“Lundbeck”) for a worldwide perpetual licensing right related the research, development and commercialization of OV101.

Pursuant to the Lundbeck license agreement, the Company agreed to make milestone payments totaling up to $181 million upon the achievement of certain development, regulatory and sales milestones. The first payment of $10 million is due upon the successful completion of the first Phase 3 trial for a product in which OV101 is an active ingredient. In addition, the agreement calls for the Company to pay royalties for an initial term based on a low double-digit percentage of sales and provides for the reduction of royalties in certain limited circumstances.  As of December 31, 2018, none of these contingent payments were considered probable.

In December 2016, the Company entered into a license agreement with Northwestern University, or Northwestern, pursuant to which Northwestern granted us an exclusive, worldwide license to patent rights in certain inventions, or the Northwestern Patent Rights, which relate to a specific compound and related methods of use for such compound, along with certain Know-How related to the practice of the inventions claimed in the Northwestern Patents.

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

As of December 31, 2018, none of these contingent payments were considered probable.

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

Under the terms of their respective employment agreements, each of our named executive officers is eligible to receive severance payments and benefits upon a termination without “cause” or due to “permanent disability,” or upon “resignation for good reason,” contingent upon the named executive officer’s delivery to the Company of a satisfactory release of claims, and subject to the named executive officer’s compliance with non-competition and non-solicitation restrictive covenants for two years following the termination date.

On December 15, 2016, the Company and Northwestern University (“Northwestern”) entered into a license agreement (the “License Agreement”), pursuant to which Northwestern granted the Company an exclusive license to certain patent rights and know-how, including a patent application covering a specified composition of matter (the “Patent Application”).  Northwestern previously entered into a license agreement with Catalyst Pharmaceuticals, Inc. (“Catalyst”), dated August 27, 2009, pursuant to which Northwestern granted Catalyst rights under certain intellectual property rights covering a different composition of matter (the “Catalyst License”).  In addition, the Company is a party to a confidential disclosure agreement with Catalyst, dated September 16, 2016 (the “CDA”). On June 25, 2018, Catalyst sent a letter to Northwestern and the Company alleging, among other things, that Northwestern breached the Catalyst License by licensing the Patent Application to the Company. Catalyst’s letter also asserted that the Company had breached our obligations under the CDA by allegedly failing to disclose that the Company had a license to the Patent Application, and that a further breach would occur if the Company makes any use of information obtained under the CDA in connection with its development program arising from the rights granted under the License Agreement.  Catalyst has asserted that the combined conduct of Northwestern and the Company gives rise to various claims, including breach of contract, fraud, and tortious interference. The Company believes that Catalyst’s claims are without merit and responded by letter dated June 28, 2018, which denies any and all liability to Catalyst, and further denies that Catalyst has been damaged in any way.

In July 2017, a notice of opposition and petition for cancellation was filed at the Trademark Trial and Appeal Board of the USPTO by Ovid Technologies, Inc. (“OTI”) relating to certain current and pending trademarks.  OTI also instituted proceedings with the Canadian Trademark Office and European Union Intellectual Property Office opposing applications in both jurisdictions.  On October 9, 2018, the Company entered into a settlement agreement with OTI in resolution of this matter.  The Company will amend certain of our trademark registrations and applications and, upon acceptance of such amendments, OTI will withdraw all opposition and cancellation actions (with prejudice where possible). The parties have agreed to work in good faith to agree on alternative language if the proposed amendments are not accepted.

NOTE 10 – COLLABORATION AGREEMENT

Takeda Collaboration

On January 6, 2017, the Company entered into a license and collaboration agreement with Takeda, pursuant to which Takeda granted the Company an exclusive license to commercialize the compound TAK-935, which the Company now refers to as OV935, in certain territories, and a co-exclusive worldwide license, together with Takeda, to develop OV935. In consideration of certain license rights granted to the Company pursuant to the Takeda collaboration, the Company issued 1,781,996 shares of its Series B-1 Preferred Stock (Note 6), pursuant to a Series B-1 preferred stock purchase agreement entered into on January 6, 2017, at an ascribed price per share of $14.513 on January 6, 2017 for an aggregate fair value of $25,861,228, which was recorded as research and development expense at the date of the transaction. The 1,781,996 shares of Series B-1 Preferred Stock held by Takeda automatically converted into 1,781,996 shares of the Company’s common stock upon the completion of its IPO. Under the Takeda collaboration, the Company is obligated to pay Takeda future payments if and when certain milestones are achieved. Upon the first patient enrollment in the first Phase 3 trial for the first of the initial indications the Company and Takeda are focusing on in the Takeda collaboration, the Company is obligated to issue to Takeda the number of unregistered shares of the Company’s common stock equal to the lesser of (a) 8% of the Company outstanding capital stock on the issuance date or (b) $50.0 million divided by the applicable share price, unless certain events occur. In the event such payment would cause Takeda to own over 19.99% of our outstanding capital stock or other events occur, such payment must be paid in cash.  The remaining potential global commercial and regulatory milestone payments equal approximately $35.0 million and can be satisfied in cash or unregistered shares of the Company’s common stock at its election, unless certain events occur. As of December 31, 2018, none of these contingent payments were considered probable.  During the year ended December 31, 2017, the Company recognized $4,321,951 in research and development expenses representing research and development expenses reimbursed to Takeda in respect of this collaboration agreement.  During the year ended December 31, 2018, the Company recognized a credit in research and development expenses of $1,280,525, representing costs reimbursed to the Company from Takeda.

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

NOTE 11 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables contain selected quarterly financial information from 2018 and 2017. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
(in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018
Total operating expenses	$13,430	$13,210	$13,176	$13,116
Total other income (expense), net	247	275	214	216
Net loss	$(13,183)	$(12,935)	$(12,962)	$(12,900)
Net loss applicable to common stockholders	$(13,183)	$(12,935)	$(12,962)	$(12,900)
Net loss per share applicable to common stockholders - basic and diluted	$(0.54)	$(0.53)	$(0.53)	$(0.52)

	Three Months Ended
(in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017
Total operating expenses	$34,262	$10,288	$9,409	$11,048
Total other income (expense), net	23	40	51	88
Net loss	$(34,239)	$(10,248)	$(9,358)	$(10,960)
Net loss applicable to common stockholders	$(34,239)	$(10,248)	$(9,358)	$(10,960)
Net loss per share applicable to common stockholders - basic and diluted	$(3.48)	$(0.57)	$(0.38)	$(0.45)

NOTE 12 – SUBSEQUENT EVENTS

Equity Awards

From January 1, 2019 through the date of the filing of this Form 10-K, the Company has granted option awards for an aggregate of 864,963 shares to employees with a weighted average exercise price of $2.18.

Public Stock Offering

On February 22, 2019, the Company completed an offering, the February Offering, and sold 12,500,000 shares of its common stock and 2,500 shares of Series A Convertible Preferred Stock at an offering price of $2.00 and $2,000, respectively, for gross proceeds of $30.0 million and $28.2 million of estimated net proceeds after deducting underwriting discounts and commission and other offering expenses. None of these expenses consisted of payments made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates. Each share of non-voting Series A stock is convertible into 1,000 shares of common stock, provided that conversion will be prohibited, subject to certain exceptions, if, as a result, the holder and its affiliates would beneficially own more than 9.99% of the common stock then outstanding. In addition, the Company has granted the underwriters a 30-day option to purchase an additional 1,750,000 shares of common stock offered in the common stock offering.  On February 27, 2019, the underwriters partially exercised a portion of the 30-day option and purchased 1,493,778 shares at an offering price of $2.00 for gross proceeds of $3.0 million and net proceeds of $2.8 million after deducting underwriting discounts and commission and other offering expenses.