Form 10-Q
period 2019-03-31
Ovid Therapeutics Inc.
filed 2019-05-07
CIK 1636651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	OVID	The Nasdaq Global Select Market

As of April 29th, 2019, the registrant had 38,693,018 shares of common stock, $0.001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “positioned,” “potential,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this report, regarding, among other things:

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

OVID THERAPEUTICS INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2019	2018
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$54,600,081	$36,489,618
Short-term investments	5,040,700	5,011,034
Related party receivable	1,257,649	600,104
Prepaid expenses and other current assets	1,925,080	2,167,391
Total current assets	62,823,510	44,268,147

Long-term prepaid expenses	3,311,527	2,797,561
Security deposit	123,295	122,155
Property and equipment, net	66,157	69,867
Other assets	331,103	391,872
Total assets	$66,655,592	$47,649,602

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,410,421	$3,755,595
Accrued expenses	3,661,131	5,088,862
Total current liabilities	8,071,552	8,844,457
Related party payable - noncurrent	1,338,239	-
Total liabilities	9,409,791	8,844,457

Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; Series A convertible preferred stock 2,500 and zero shares issued and outstanding at March 31, 2019 and December 31, 2018	3	-
Common stock, $0.001 par value; 125,000,000 shares authorized; 38,693,018 and 24,654,114 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	38,693	24,654
Additional paid-in-capital	223,701,228	191,477,598
Accumulated other comprehensive income (loss)	1,350	(1,829)
Accumulated deficit	(166,495,473)	(152,695,278)
Total stockholders' equity	57,245,801	38,805,145
Total liabilities and stockholders' equity	$66,655,592	$47,649,602

See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2019	2018
Operating expenses:
Research and development	$9,337,304	$8,474,557
General and administrative	4,716,231	4,955,307
Total operating expenses	14,053,535	13,429,864
Loss from operations	(14,053,535)	(13,429,864)
Interest income	253,340	247,106
Net loss	$(13,800,195)	$(13,182,758)
Net loss attributable to common stockholders	$(13,800,195)	$(13,182,758)
Net loss per share attributable to common stockholders, basic and diluted	$(0.46)	$(0.54)
Weighted-average common shares outstanding basic and diluted	30,329,640	24,609,050

See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2019	2018
Net loss	$(13,800,195)	$(13,182,758)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	3,179	(35,914)
Comprehensive loss	$(13,797,016)	$(13,218,672)

See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2018	-	$-	24,654,114	$24,654	$191,477,598	$(1,829)	$(152,695,278)	$38,805,145
Proceeds from February Offering, net of underwriting costs and commissions	2,500	3	13,993,778	13,994	30,508,031	-	-	30,522,028
Stock-based compensation expense	-	-	-	-	1,642,540	-	-	1,642,540
Issuance of common stock from ESPP purchase	-	-	45,126	45	73,059	-	-	73,104
Other comprehensive gain	-	-	-	-	-	3,179	-	3,179
Net loss	-	-	-	-	-	-	(13,800,195)	(13,800,195)
Balance, March 31, 2019	2,500	$3	38,693,018	$38,693	$223,701,228	$1,350	$(166,495,473)	$57,245,801

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other	Accumulated
	Shares	Amount	Shares	Amount	Capital	Comprehensive Loss	Deficit	Total
Balance, December 31, 2017	-	$-	24,606,256	$24,606	$184,127,565	$-	$(100,715,668)	$83,436,503
Stock-based compensation expense	-	-	-	-	1,794,967	-	-	1,794,967
Issuance of common stock from exercise of stock options	-	-	1,751	2	12,676	-	-	12,678
Issuance of common stock from ESPP purchase	-	-	9,972	10	62,713	-	-	62,723
Other comprehensive loss	-	-	-	-	-	(35,914)	-	(35,914)
Net loss	-	-	-	-	-	-	(13,182,758)	(13,182,758)
Balance, March 31, 2018	-	$-	24,617,979	$24,618	$185,997,921	$(35,914)	$(113,898,426)	$72,088,199

See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(13,800,195)	$(13,182,758)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	1,642,540	1,794,967
Depreciation and amortization expense	76,535	26,372
Change in accrued interest and accretion of discount on short-term investments	(26,487)	22,998
Change in operating assets and liabilities:
Prepaid expenses and other current assets	242,311	(67,246)
Security deposit	(1,140)	(39,465)
Related party receivable	(657,545)	-
Long-term prepaid expenses	(513,966)	(2,033,699)
Accounts payable	264,059	365,454
Accrued expenses	(1,430,738)	186,965
Related party payable	1,338,239	-
Net cash used in operating activities	(12,866,387)	(12,926,412)

Cash flows from investing activities:
Purchases of short-term investments	-	(45,014,899)
Purchase of property and equipment	(4,324)	(7,581)
Software development and other assets	(4,650)	(49,550)
Net cash used in investing activities	(8,974)	(45,072,030)

Cash flows from financing activities:
Proceeds from February Offering, net of offering expenses	30,912,720	-
Proceeds from employee stock purchase plan	73,104	62,723
Proceeds from exercise of options	-	12,678
Net cash provided by financing activities	30,985,824	75,401

Net increase (decrease) in cash and cash equivalents	18,110,463	(57,923,041)
Cash and cash equivalents, at beginning of period	36,489,618	87,125,600
Cash and cash equivalents, at end of period	$54,600,081	$29,202,559

See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In February 2019 (“February Offering”), the Company sold 13,993,778 shares of its common stock and 2,500 shares of Series A Convertible Preferred Stock at a public offering price of $2.00 and $2,000 per share, respectively, for gross proceeds of $33.0 million and estimated net proceeds of $30.5 million, after deducting underwriting discounts and commission and other offering expenses payable by the Company.

The Company has not generated any revenue since inception. As a result, the Company has incurred recurring losses and requires significant cash resources to execute its business plans. The Company has an accumulated deficit of $166.5 million as of March 31, 2019 and had cash outflows from operating activities of $12.9 million, for the three months ended March 31, 2019. These losses are expected to continue for an extended period of time.

The Company has incurred operating losses since inception and had an accumulated deficit of $166.5 million as of March 31, 2019. The Company expects to continue to incur net losses for at least the next several years and is highly dependent on its ability to find additional sources of funding in the form of debt or equity financing or expanded partnering arrangements to fund its operations. Management believes that the Company’s existing cash, cash equivalents, and short-term investments as of March 31, 2019, will be sufficient to fund its current operating plans through at least the next 12 months from the date of filing of the Company’s Quarterly Report on Form 10-Q. Adequate additional funding may not be available to the Company on acceptable terms or at all. The failure to raise capital as and when needed could have a negative impact on the Company’s financial condition and ability to pursue its business strategy. The Company may be required to delay, reduce the scope of or eliminate research and development programs, or obtain funds through arrangements with collaborators or others that may require the Company to relinquish rights to certain drug candidates that the Company might otherwise seek to develop or commercialize independently.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 7, 2019. There have been no material changes to the significant accounting policies during the period ended March 31, 2019, except for items mentioned below.

(A) Unaudited Interim Condensed Financial Statements

The interim condensed balance sheet at March 31, 2019, the condensed statements of operations and comprehensive loss for the three months ended March 31, 2019 and 2018, the condensed statements of stockholders’ equity for the three months ended March 31, 2019 and 2018, and condensed statements of cash flows for the three months ended March 31, 2019 and 2018 are unaudited. The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP are condensed or omitted. These condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of its financial information. The results of operations for the three months ended March 31, 2019 and 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other future annual or interim period. The balance sheet as of December 31, 2018 included herein was derived from the audited financial statements as of that date. These interim condensed financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K.

(B) Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in conformity with GAAP and include the accounts of Ovid Therapeutics Inc. and its wholly owned subsidiary, Ovid Therapeutics Hong Kong Limited.  All intercompany transactions and balances have been eliminated in consolidation.

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

(D) Fair Value of Financial Instruments

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

(E) Short-term Investments

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

(F) Recent Accounting Pronouncements

Recent accounting standards which have been adopted

On June 20, 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This new standard simplifies the accounting for share-based payments granted to nonemployees for goods and services. The standard supersedes Accounting Standards Codification (“ASC”) 505-50 and expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. As such, among others, the measurement date for nonemployee awards would generally be the grant date, which is the same as the measurement date for employee equity awards and for performance-based awards, an entity is now required to recognize any cost on the basis of the probable outcome of the performance conditions using the grant-date fair value of the award. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Due to the immaterial volume of nonemployee equity-based awards as well as the immaterial fair value of such awards the adoption of ASU 2018-07 on January 1, 2019 did not have a material impact on the Company’s financial statements.

On March 30, 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization and Purchased Callable Debt Securities.  This new standard requires premiums on callable debt securities, that have explicit, non-contingent call features that are callable at fixed prices on preset dates, to be amortized to the earliest call date. The amortization period for callable debt securities purchased at a discount will not be impacted. Under current GAAP, premiums on callable debt securities are generally amortized over the contractual life of the security. The guidance was applicable to the Company beginning on January 1, 2019.  The adoption of ASU 2017-08 did not have a material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This new standard was issued to increase transparency and comparability among entities by recognizing for all leases lease assets and lease liabilities on the balance sheet and disclosing key information about lease arrangements. This new standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of ASU 2016-02 did not have a material impact on the Company’s financial statements.

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

On August 28, 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement.  This standard changes the fair value measurement disclosure requirements of ASC 820. The new standard eliminates certain disclosures, adds new disclosures with regard to unrealized gains or losses included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements, as well as modifies certain disclosure. ASU 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted. The ASU requires application of the prospective method of transition for the aforementioned new disclosure requirements and for modified disclosure with regard to measurement uncertainty while all other amendments made by the ASU must be applied retrospectively to all periods presented. The Company is in the process of assessing the impact of this standard on its financial statements.

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

NOTE 3 – CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

All short-term investments are classified as available-for-sale. The following tables summarize the fair value of cash, cash equivalents, and short-term investments, as well as gross unrealized holding gains and losses as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	holding gains	holding losses	value
Cash	$557,799	$-	$-	$557,799
Money market funds (a)	54,042,282	-	-	54,042,282
Total cash and cash equivalents	$54,600,081	$-	$-	$54,600,081

U.S. treasury notes (a)	$5,037,521	$3,179	$-	$5,040,700
Total short-term investments	$5,037,521	$3,179	$-	$5,040,700

(a)  As of March 31, 2019, the Company's Level 1 assets consisted of money market funds and U.S. treasury notes totaling $59.1 million. The Company had no level 2 or level 3 assets or liabilities as of March 31, 2019.

	December 31, 2018
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	holding gains	holding losses	value
Cash	$927,354	$-	$-	$927,354
Money market funds (a)	35,562,264	-	-	35,562,264
Total cash and cash equivalents	$36,489,618	$-	$-	$36,489,618

U.S. treasury notes	$5,012,863	$-	$(1,829)	$5,011,034
Corporate bonds	-	-	-	-
Total short-term investments	$5,012,863	$-	$(1,829)	$5,011,034

(a)  As of December 31, 2018, the Company's Level 1 assets consisted of money market funds and U.S. treasury notes totaling $40.6 million.  The Company had no level 2 or level 3 assets or liabilities as of December 31, 2018.

As of March 31, 2019 and December 31, 2018, the aggregate fair value of securities that were in an unrealized loss position for less than 12 months was zero and $5.0 million, respectively. The Company did not hold any securities in an unrealized loss position for more than 12 months as of March 31, 2019.

NOTE 4 – PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

Property and equipment is summarized as follows:

	March 31,	December 31,
	2019	2018
Furniture and equipment	$162,009	$156,031
Less accumulated depreciation	(95,852)	(86,164)
Total property and equipment, net	$66,157	$69,867

Depreciation expense was $10,000 and $9,000 for the three months ended March 31, 2019 and 2018, respectively.

Intangible assets, net of accumulated amortization, were $331,000 and $392,000 as of March 31, 2019 and December 31, 2018, respectively, and are included in other assets. Amortization expense was $67,000 and $17,000 for the three months ended March 31, 2019 and 2018, respectively.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	December 31,
	2019	2018
Clinical trials accrual	$1,807,193	$1,352,133
Payroll and bonus accrual	1,319,930	2,779,021
Professional fees accrual	385,594	772,785
Other	148,414	184,923
Total	$3,661,131	$5,088,862

NOTE 6 – STOCKHOLDERS’ EQUITY AND PREFERRED STOCK

The Company’s capital structure consists of common stock and preferred stock. Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue up to 125,000,000 shares of common stock and 10,000,000 shares of preferred stock.

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

In February 22, 2019, the Company sold 13,993,778 shares of its common stock and 2,500 shares of Series A Convertible Preferred Stock at a public offering price of $2.00 and $2,000 per share, respectively, for gross proceeds of $33.0 million and net proceeds of $30.5 million, after deducting underwriting discounts and commission and other offering expenses payable by the Company. None of these expenses consisted of payments made by the Company to directors, officers or persons owning 10% or more of the Company’s common stock or to their associates, or to the Company’s affiliates. Each share of non-voting Series A stock is convertible into 1,000 shares of common stock, provided that conversion will be prohibited, subject to certain exceptions, if, as a result, the holder and its affiliates would beneficially own more than 9.99% or 14.99%, at the holder’s election, of the common stock then outstanding.

Dividends

No dividends on the common stock shall be declared and paid unless dividends on the Preferred Stock have been declared and paid. Through March 31, 2019, the Company has not declared any dividends.

NOTE 7 – STOCK-BASED COMPENSATION

On August 29, 2014, the Company’s Board of Directors adopted and approved the 2014 Equity Incentive Plan (the “2014 Plan”), which authorized the Company to grant shares of common stock in the form of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock and restricted stock units.

The Company's Board of Directors adopted, and the Company's stockholders approved the 2017 equity incentive plan (“2017 Plan”), which became effective on May 4, 2017. The initial reserve of shares of common stock under the 2017 Plan was 3,052,059 shares.  The 2017 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards, and other forms of stock-based awards.  Additionally, the 2017 Plan provides for the grant of performance cash awards. The Company's employees, officers, directors and consultants and advisors are eligible to receive awards under the 2017 Plan.  Upon the adoption of the 2017 Plan, no further awards will be granted under the 2014 Plan. Pursuant to the terms of the 2017 Plan, on each January 1st, the plan limit shall be increased by the lesser of (x) 5% of the number of shares of common stock outstanding as of the immediately preceding December 31 and (y) such lesser number as the Board of Directors may determine in its discretion.  Accordingly, on January 1, 2019 and January 1, 2018, an additional 1,232,705 and 1,230,312 shares of the Company’s stock were reserved for issuance under the 2017 Plan, respectively. As of March 31, 2019, there were 3,683,437 shares of the Company’s common stock reserved for issuance under the 2017 Plan.

The Company's Board of Directors adopted, and the Company's stockholders approved the 2017 employee stock purchase plan (the “2017 ESPP”), which became effective immediately prior to the execution of the underwriting agreement related to the Company’s initial public offering on May 4, 2017. The initial reserve of shares of common stock that may be issued under the 2017 ESPP was 279,069 shares. On September 20, 2017, the Company’s Compensation Committee approved an offering period under the 2017 ESPP, which began on October 20, 2017. The ESPP allows employees to purchase common stock of the Company at a 15% discount to the market price on designated purchase dates. During the three months ended March 31, 2019 and 2018, 45,126 and 9,972 shares were purchased under the ESPP and the Company recorded expense of $29,723 and $16,869, respectively. The number of shares of common stock reserved for issuance under the 2017 ESPP will automatically increase on January 1 of each year, beginning on January 1, 2018 and continuing through and including January 1, 2027, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (ii) 550,000 shares or (iii) such lesser number of shares determined by our Board. On January 1, 2019 and January 1, 2018, an additional 246,541 and 246,062 shares of the Company’s common stock were reserved for issuance under the 2017 ESPP, respectively. As of March 31, 2019, there were 694,432 shares of the Company’s common stock reserved for issuance under the 2017 ESPP.

Unless specified otherwise in an individual option agreement, stock options granted under the 2014 Plan and 2017 Plan generally have a ten-year term and a four-year graded vesting period. The vesting requirement is generally conditioned upon the grantee’s continued service with the Company during the vesting period. Once vested, all awards are exercisable from the date of grant until they expire. The option grants are non-transferable. Vested options generally remain exercisable for 90 days subsequent to the termination of the option holder’s service with the Company. In the event of option holder’s death or disability while employed by or providing service to the Company, the exercisable period extends to 12 months.

Performance-based option awards generally have similar terms, with vesting contingent upon the achievement of specified performance condition and expire in accordance to the specific terms of the agreement. At March 31, 2019, there were 594,000 performance-based options outstanding and unvested.  These awards immediately vest upon meeting certain clinical milestones.

The fair value of options granted during the three months ended March 31, 2019 and 2018 was estimated using the Black-Scholes option valuation model. The inputs for the Black-Scholes option valuation model require management’s significant assumptions and are detailed in the table below. The risk-free interest rates were based on the rate for U.S. Treasury securities at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected life was based on the simplified method in accordance with the SEC Staff Accounting Bulletin No. Topic 14D. The expected volatility was estimated based on historical volatility information of peer companies that are publicly available.

All assumptions used to calculate the grant date fair value of nonemployee options are generally consistent with the assumptions used for options granted to employees. In the event the Company terminates any of its consulting agreements, the unvested options underlying the agreements would also be cancelled.

The Company granted no stock options to nonemployee consultants for services rendered during both the three months ended March 31, 2019 and 2018. There were 7,995, and 29,798 unvested nonemployee options outstanding as of March 31, 2019, and 2018, respectively. Total expense recognized related to the nonemployee stock options for the three months ended March 31, 2019 and 2018 was $1,000, and $44,000, respectively. Total unrecognized compensation expenses related to the nonemployee stock options was $5,000 as of March 31, 2019. During the three months ended March 31, 2019 and 2018, the Company recognized no expense for nonemployee performance-based option awards.

The Company granted 1,458,963 and 976,476 stock options to employees during the three months ended March 31, 2019 and 2018 respectively. There were 3,133,583 and 3,043,757 unvested employee options outstanding as of March 31, 2019, and 2018, respectively. Total expense recognized related to the employee stock options for the three months ended March 31, 2019 and 2018 was $1.6 million and $1.7 million, respectively. Total unrecognized compensation expense related to employee stock options was $10.5 million as of March 31, 2019. During the three months ended March 31, 2019 and 2018, the Company recognized $9,000 and zero, respectively in expenses for employee performance-based option awards.

The Company’s stock-based compensation expense was recognized in operating expense as follows:

	Three Months Ended March 31,
	2019	2018
Research and development	$817,763	$738,789
General and administrative	824,777	1,056,178
Total	$1,642,540	$1,794,967

	Three Months Ended March 31,
	2019	2018
Stock options	$1,612,818	$1,778,098
Employee Stock Purchase Plan	29,722	16,869
Total	$1,642,540	$1,794,967

The fair value of employee options granted during the three months ended March 31, 2019 and 2018 was estimated by utilizing the following assumptions:

	Three Months Ended March 31,
	2019	2018
	Weighted Average	Weighted Average
Volatility	87.77%	82.97%
Expected term in years	6.08	6.08
Dividend rate	0.00%	0.00%
Risk-free interest rate	2.52%	2.53%
Fair value of option on grant date	$1.62	$6.46

The fair value of nonemployee options granted and remeasured during the three months ended March 31, 2019 and 2018 was estimated by utilizing the following assumptions:

	Three Months Ended March 31,
	2019	2018
	Weighted Average	Weighted Average
Volatility	79.40%	90.76%
Expected term in years	3.23	3.47
Dividend rate	0.00%	0.00%
Risk-free interest rate	2.46%	2.42%
Fair value of option on measurement date	$0.62	$5.08

The following table summarizes the number of options outstanding and the weighted average exercise price:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life in Years	Value
Options Outstanding December 31, 2018	4,714,383	$8.10	7.89	$153,485
Granted	1,458,963	2.07	9.92
Exercised	-	-	-
Forfeited or expired	(251,723)	6.00	7.91	$108,137
Options Outstanding March 31, 2019	5,921,623	$6.70	7.23
Vested and exercisable at March 31, 2019	2,780,045	$7.99

At March 31, 2019 there was approximately $10.5 million of unamortized share–based compensation expense, which is expected to be recognized over a remaining average vesting period of 2.22 years.

NOTE 8 – INCOME TAXES

The Company did not record a federal or state income tax provision for the periods presented as it has incurred net losses since inception. In addition, the net deferred tax assets generated from the net operating losses have been fully reserved as the Company believes it is not more likely than not that the benefit will be realized.

During the three months ended March 31, 2018, the Company recorded a $186,000 refundable credit towards future New York City tax expense as a reduction to operating expenses. The credit is for qualified emerging technology companies focused on biotechnology located in New York City.

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

In December 2016, the Company entered into a license agreement with Northwestern University (“Northwestern”), pursuant to which Northwestern granted the Company an exclusive, worldwide license to patent rights in certain inventions (the “Northwestern Patent Rights”) which relate to a specific compound and related methods of use for such compound, along with certain Know-How related to the practice of the inventions claimed in the Northwestern Patents.

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

As of March 31, 2019, none of these contingent payments were considered probable.

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

Under the terms of their respective employment agreements, certain of our executive officers are eligible to receive severance payments and benefits upon a termination without “cause” or due to “permanent disability,” or upon “resignation for good reason,”

contingent upon the executive officer’s delivery to the Company of a satisfactory release of claims, and subject to the executive officer’s compliance with non-competition and non-solicitation restrictive covenants.

Pursuant to the Northwestern agreement, Northwestern granted the Company an exclusive license to certain patent rights and know-how, including a patent application covering a specified composition of matter (the “Patent Application”).  Northwestern previously entered into a license agreement with Catalyst Pharmaceuticals, Inc. (“Catalyst”), dated August 27, 2009, pursuant to which Northwestern granted Catalyst rights under certain intellectual property rights covering a different composition of matter (the “Catalyst License”).  In addition, the Company is a party to a confidential disclosure agreement with Catalyst, dated September 16, 2016 (the “CDA”). On June 25, 2018, Catalyst sent a letter to Northwestern and the Company alleging, among other things, that Northwestern breached the Catalyst License by licensing the Patent Application to the Company. Catalyst’s letter also asserted that the Company had breached its obligations under the CDA by allegedly failing to disclose that the Company had a license to the Patent Application, and that a further breach would occur if the Company makes any use of information obtained under the CDA in connection with its development program arising from the rights granted under the license agreement.  Catalyst has asserted that the combined conduct of Northwestern and the Company gives rise to various claims, including breach of contract, fraud, and tortious interference. The Company believes that Catalyst’s claims are without merit and responded by letter dated June 28, 2018, which denies any and all liability to Catalyst, and further denies that Catalyst has been damaged in any way.

NOTE 10 – COLLABORATION AGREEMENT

Takeda Collaboration

On January 6, 2017, the Company entered into a license and collaboration agreement with Takeda, pursuant to which Takeda granted the Company an exclusive license to commercialize the compound TAK-935, which the Company now refers to as OV935, in certain territories, and a co-exclusive worldwide license, together with Takeda, to develop OV935. Under the Takeda collaboration, the Company is obligated to pay Takeda future payments if and when certain milestones are achieved. Upon the first patient enrollment in the first Phase 3 trial for the first of the initial indications the Company and Takeda are focusing on in the Takeda collaboration, the Company is obligated to issue to Takeda the number of unregistered shares of the Company’s common stock equal to the lesser of (a) 8% of the Company outstanding capital stock (including preferred stock on an as-converted basis) on the issuance date or (b) $50.0 million divided by the applicable share price. The remaining potential global commercial and regulatory milestone payments equal approximately $35.0 million and can be satisfied in cash or unregistered shares of the Company’s common stock at its election, unless certain events occur.  In the event a payment settled in shares of the Company’s common stock would cause Takeda to own over 19.99% of the Company’s outstanding capital stock or certain other events occur, such payment must be paid in cash.  None of these potential milestone payments mentioned above are deemed probable at March 31, 2019.

During the three months ended March 31, 2019, the Company recognized a credit in research and development expenses of $1,257,649 representing costs to be reimbursed to the Company from Takeda.  During the three months ended March 31, 2018, the Company recognized $432,707 in research and development expenses representing research and development expenses reimbursed to Takeda in respect of this collaboration agreement.

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

NOTE 11 – RELATED PARTY TRANSACTIONS

As part of the Company’s collaboration agreement with Takeda the Company recognized a long-term liability representing long-term prepaid expenses to be reimbursed to Takeda.

On March 24, 2019, the Company entered into a separation and consulting agreement with Dr. During in connection with Dr. During’s resignation of his employment with the Company effective as of April 1, 2019.  Pursuant to the separation and consulting agreement, Dr. During agreed to non-solicit and non-compete covenants through such time as he remains a consultant to the Company, as well as a general release of claims in connection therewith. Dr. During agreed to a three-year consulting arrangement, pursuant to which he will be paid, amongst other specific milestone and meeting related fees, $150,000 per year for his role as the Chairman of our Scientific Advisory Board and $150,000 per year for other advisory and consulting services. Further, Dr. During was granted options to acquire 100,000 shares of common stock at an exercise price of $1.76 per share, the fair market value on April 1, 2019, which options shall vest in full upon completion of a specific clinical milestone, subject to Dr. During’s continued service through such vesting date. In the event such option does not vest by December 31, 2020, the stock option will expire.  Provided further, in recognition of Dr. During’s service on the Scientific Advisory Board, Dr. During was granted options to acquire 75,000 shares of common stock at an exercise price equal to $1.76 per share, the fair market value on April 1, 2019.

NOTE 12 – NET LOSS PER SHARE

Basic and diluted net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. For all periods presented, the common shares underlying the options have been excluded from the calculation because their effect would be anti-dilutive. Therefore, the weighted-average shares outstanding used to calculate both basic and diluted loss per common share are the same. Under the terms of the Preferred Stock issued in 2019, Preferred shareholders do not share in losses of the Company and have no obligation to fund losses or transfer assets.  Since there is a loss, diluted EPS should be computed in the same manner as basic EPS and because no potential common shares shall be included in the computation of any diluted per-share amounts when a loss exists, the Series A Preferred Stock should be excluded from the computation of basic and diluted EPS.

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended March 31, 2019
	Preferred Stock	Common Stock
Net loss	$-	$(13,800,195)

Weighted average number of shares outstanding during the period	-	30,329,640

Basic and diluted net loss per share	$-	$(0.46)

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	Three Months Ended March 31, 2019
	2019	2018
Stock options to purchase common stock	5,921,623	4,714,383
Series A convertible preferred stock	2,500	-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission (“SEC”) on March 7, 2019. In addition to historical financial information, the following discussion contains forward-looking statements based upon our current plans, expectations and beliefs that involve risks, uncertainties and assumptions. Our actual results may differ materially from those described in or implied by these forward-looking statements because of many factors, including those set forth under the section titled “Risk Factors” in Part II, Item 1A.

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

During 2018, our most advanced candidate, OV101, completed a Phase 2 trial in adults and adolescents with Angelman syndrome. The Phase 2 trial achieved its primary endpoint of safety and tolerability and showed an improvement in the once-daily and combined OV101 dosing groups on the prespecified physician-rated Clinical Global Impressions-Improvement (“CGI-I”) exploratory endpoint as well as improvements in relevant symptoms such as sleep and motor function. Based upon feedback from our End of Phase 2 Meeting with the U.S. Food and Drug Administration (“FDA”) in November 2018, we intend to initiate a single pivotal Phase 3 trial of OV101 in pediatric patients with Angelman syndrome (NEPTUNE). Pending FDA concurrence on the study protocol and supporting framework and materials, NEPTUNE is expected to be a single 12-week, two-arm, randomized, double-blind, placebo-controlled trial with a once daily dose with an enrollment of approximately 60 patients aged 4 to 12 years. It is expected that the primary endpoint will be the change in the overall CGI-I score between OV101 versus placebo groups with enrollment initiation expected in the second half of 2019. Based on the STARS trial data, we also initiated an open-label extension study (ELARA) which enrolled its first patient in February 2019.

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

In July 2018, we initiated our Phase 2 ROCKET clinical trial, a randomized, double-blind, parallel-group trial evaluating OV101 for the treatment of adolescent and young male adults with Fragile X Syndrome. The trial is currently enrolling and is expected to enroll up to 30 males ages 13 to 22 with a confirmed diagnosis of Fragile X Syndrome. The primary endpoint is safety and tolerability of OV101 over 12 weeks of treatment in three different cohorts of either 5mg QD, 5mg BID, or 5mg three times daily. A secondary efficacy endpoint will evaluate changes in behavior during 12 weeks of treatment with OV101 using the Activities-specific Balance Confidence Scale (ABC) that has been used in previous trials for Fragile X syndrome. We anticipate data from the ROCKET trial in the second half of 2019.

In December 2018, we initiated the SKY ROCKET study, a 12-week, non-drug study to assess the suitability of several behavioral scales in individuals with Fragile X Syndrome. The study is an observational study designed to provide additional data on the key endpoints that are being explored in the study as well as provide contextual data on the benefit offered by the standard of care. The study will enroll 10-30 males ages 5 to 30 with Fragile X Syndrome.

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

We have not generated any revenue and have funded our business primarily through the sale of our capital stock. Through March 31, 2019, we have raised net proceeds of $173.3 million from the sale of common stock and convertible preferred stock. As of March 31, 2019, we had $54.6 million in cash and cash equivalents and $5.0 million in short-term investments. We recorded net losses of $13.8 million and $13.2 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of approximately $166.5 million.

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

Recent Events

In February 2019, we sold 13,993,778 shares of our common stock and 2,500 shares of Series A Convertible Preferred Stock at a per share price to the public of $2.00 and $2,000, respectively, for gross proceeds of $33.0 million and estimated net proceeds of $30.5 million, after deducting underwriting discounts and commission and other offering expenses payable by us, the February Offering. Each share of non-voting Series A preferred stock is convertible into 1,000 shares of common stock, provided that conversion will be prohibited, subject to certain exceptions, if, as a result, the holder and its affiliates would beneficially own more than 9.99% or 14.99%, at the holder’s election, of the common stock then outstanding.

License and Collaboration Agreement with Takeda Pharmaceutical Company Limited

In January 2017, we entered into a license and collaboration agreement with Takeda or the Takeda Collaboration. All activities of the collaboration regarding OV935 will be guided by the Takeda/Ovid “One Team” concept, an integrated and interdisciplinary team from both companies devoted to the successful advancement of OV935 across rare epilepsy syndromes. Under the agreement, we will take the lead in clinical development activities and commercialization of the compound OV935 and products containing this compound for the treatment of certain rare neurological disorders in the United States, Canada, the European Union and Israel. Takeda will take the lead in commercialization of OV935 in Japan and has the option to lead in Asia and other selected geographies. We and Takeda share equally in all development and commercialization costs and expenses prior to launch of a product and all revenues and commercialization costs and expenses after launch.

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

We expect that general and administrative expenses will increase in the future as we expand our operating activities and incur additional costs associated with being a publicly traded company. These increases will include legal and accounting fees, costs associated with maintaining compliance with The Nasdaq Stock Market LLC and the Securities and Exchange Commission, or the SEC, directors’ and officers’ liability insurance premiums and fees associated with investor relations. In addition, if our current or future drug candidates are approved for sale, we expect that we would incur expenses associated with building our commercial and distribution infrastructure.

Interest Income

Interest income consists of interest income earned on our cash, cash equivalents, and short-term investments maintained in money market funds and U.S. treasury notes.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

The following table summarizes the results of our operations for the periods indicated:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2019	2018	Change $
	(in thousands)
Research and development	$9,337	$8,475	$862
General and administrative	4,716	4,955	(239)
Total operating expenses	14,053	13,430	623
Loss from operations	(14,053)	(13,430)	(623)
Interest income	253	247	6
Net Loss	$(13,800)	$(13,183)	$(617)

Research and Development Expenses

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2019	2018	Change $
	(in thousands)
Preclinical and development expense	$5,010	$4,990	$20
Payroll and payroll-related expenses	3,324	2,766	558
Other expenses	1,003	719	284
Total research and development	$9,337	$8,475	$862

Research and development expenses were $9.3 million for the three months ended March 31, 2019 compared to $8.5 million for the three months ended March 31, 2018. The increase of $0.9 million was primarily due to an increase in preclinical and development expenses and payroll and payroll-related expenses for the clinical studies of OV101 and our Takeda collaboration expenses related to OV935. During the three months ended March 31, 2019, total research and development expenses consisted of $5.0 million in preclinical and development expenses, including a credit of $1.3 million representing costs to be reimbursed to us from Takeda in respect of the Takeda collaboration, $3.3 million in payroll and payroll-related expenses, of which $0.8 million related to stock-based compensation, and $1.0 million in other expenses. During the three months ended March 31, 2018, total research and development expenses consisted of $5.0 million in preclinical and development expenses, of which $0.4 million represents amounts reimbursable to Takeda in respect of the Takeda collaboration, $2.8 million in payroll and payroll-related expenses, of which $0.7 million related to stock-based compensation, and $0.7 million in other expenses.

General and Administrative Expenses

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2019	2018	Change $
	(in thousands)
Payroll and payroll-related expenses	$3,016	$2,638	$378
Professional fees	1,096	1,532	(436)
General office expenses	604	785	(181)
Total general and administrative	$4,716	$4,955	$(239)

General and administrative expenses were $4.7 million for the three months ended March 31, 2019 compared to $5.0 million for the three months ended March 31, 2018. The decrease of $0.2 million was primarily due to an increase in payroll and payroll-related expenses of $0.4 million due to increased headcount of which includes $0.5 million in severance costs, offset by a decrease in professional fees and general office expenses of $0.6 million.

Interest Income

Interest income increased to $0.3 million for the three months ended March 31, 2019 from $0.2 million for the three months ended March 31, 2018. The increase is attributable to increased interest and investment income on our cash, cash equivalents and short-term investments due to the investment of the net proceeds received from our February Offering.

Liquidity and Capital Resources

Overview

As of March 31, 2019, we had total cash, cash equivalents and short-term investments of $59.6 million as compared to $41.5 million of cash, cash equivalent and short-term investments as of December 31, 2018. The $18.1 million increase in total cash, cash equivalents, and short-term investments was due primarily to our February Offering. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in cash and money market bank accounts and short-term investments, all of which have maturities of less than one year.

In February 2019, we sold 13,993,778 shares of its common stock and 2,500 shares of Series A Convertible Preferred Stock at a public offering price of $2.00 and $2,000 per share, respectively, for gross proceeds of $33.0 million and estimated net proceeds of $30.5 million, after deducting underwriting discounts and commission and other offering expenses payable by us.

We have incurred losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the next several years. We incurred net losses of approximately $13.8 million and $13.2 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of approximately $166.5 million and working capital of $54.8 million.

We believe that our existing cash, cash equivalents, and short-term investments as of March 31, 2019 will be sufficient to fund our current operating plans through at least the next 12 months from the date of the filing of this Quarterly Report on Form 10-Q.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$(12,866)	$(12,926)
Investing activities	(9)	(45,072)
Financing activities	30,986	75
Net decrease in cash and cash equivalents	$18,111	$(57,923)

Net Cash Used in Operating Activities

Net cash used in operating activities was $12.9 million for the three months ended March 31, 2019, which consisted of net losses of $13.8 million offset by a net of $0.9 million of non-cash charges and changes in operating assets and liabilities, primarily related to $1.6 million of stock-based compensation expense. Net cash used in operating activities was $13.0 million for the three months ended March 31, 2018, which consisted of net losses of $13.2 million offset by $1.8 million of net non-cash charges and changes in operating asset and liabilities primarily related to $1.8 million of stock-based compensation.

Net Cash Used in Investing Activities

Net cash used in investing activities was $9,000 for the three months ended March 31, 2019, compared to $45.1 million for the three months ended March 31, 2018. The decrease in net cash used for investing activities was primarily due to purchases of short-term investments during the three months ended March 31, 2018 compared to no purchases during the three months ended March 31, 2019.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $31.0 million for the three months ended March 31, 2019 was primarily due to the net proceeds from the February Offering. Net cash provided by financing activities of $75,000 for the three months ended March 31, 2018 was primarily due to the proceeds from the exercise of stock options and purchases of shares under the 2017 employee stock purchase plan.

Contractual Obligations and Commitments

As of March 31, 2019, we had no material contractual obligations or commitments. We had no long-term debt or capital leases and no material non-cancelable purchase commitments with service providers, as we have generally contracted on a cancelable, purchase order basis. We excluded any potential contingent payments upon the achievement by us of clinical, regulatory and commercial events, as applicable, or royalty payments that we may be required to make under license agreements we have entered into with various entities pursuant to which we have in-licensed certain intellectual property as contractual obligations or commitments, including our license agreement with H. Lundbeck A/S, Northwestern, and our Takeda license agreement. Pursuant to these license agreements, we have agreed to make milestone payments up to an aggregate of $271.3 million upon the achievement of certain development, regulatory and sales milestones. We excluded these contingent payments given that the timing and amount, if any, of such payments cannot be reasonably estimated at this time.

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

During the three months ended March 31, 2019, there were no material changes to our critical accounting policies as reported for the year ended December 31, 2018 as part of our Annual Report on Form 10-K, which was filed with the SEC on March 7, 2019.  In addition, see Note 2 of our Condensed Financial Statements under the heading “Recent Accounting Pronouncements” for new accounting pronouncements or changes to the accounting pronouncements during the three months ended March 31, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. As of March 31, 2019, we had cash equivalents of $54.6 million that were held in an interest-bearing money market account and $5.0 million of short-term investments invested in treasury notes. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and short-term investments and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in institutional market funds that are comprised of U.S. Treasury and U.S. Treasury-backed repurchase agreements as well as treasury notes and high quality short-term corporate bonds.

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

As of March 31, 2019, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As previously disclosed in Part 1, Item 3 of our Annual Report on Form 10-K for the period ended December 31, 2018 (the “Annual Report”), in July 2017, a notice of opposition and petition for cancellation was filed at the Trademark Trial and Appeal Board of the USPTO by Ovid Technologies, Inc. (“OTI”) relating to certain current and pending trademarks. OTI also instituted proceedings with the Canadian Trademark Office and European Union Intellectual Property Office opposing applications in both jurisdictions. On October 9, 2018, we entered into a settlement agreement with OTI in resolution of this matter. The opposition/cancellation proceedings between the parties were dismissed in November and December 2018.  Please refer to the Annual Report for additional information.

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

Since inception in April 2014, we have incurred significant operating losses. Our net loss for the three months ended March 31, 2019 and 2018 was $13.8 million and $13.2 million, respectively. As of March 31, 2019, we had an accumulated deficit of $166.5 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our drug candidates, as well as hiring employees and building our infrastructure. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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
•

developing, validating and maintaining a commercially viable, sustainable, scalable, reproducible and transferable manufacturing process for our current and future drug candidates that is compliant with current good manufacturing practices, (“cGMP”);

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

As of March 31, 2019, our cash, cash equivalents and short-term investments was $59.6 million. We believe that our existing cash, cash equivalents and short-term investments will fund our current operating plans through at least 12 months from the filing of this Quarterly Report on Form 10-Q. However, our operating plans may change because of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.

We will require more capital to pursue our preclinical and clinical activities, regulatory approval and the commercialization of our current or future drug candidates. Even if we believe we have sufficient capital for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. Any additional capital raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our current and future drug candidates.

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

Our ability to use our net operating loss carryforwards and certain other tax attributes to offset future taxable income may be subject to limitation.

Our net operating loss (“NOL”) carryforwards could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law.  Our NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 years under applicable U.S. tax law.  Under H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018”, informally titled the Tax Cuts and Jobs Act (the “Tax Act”), our federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal NOLs generated in tax years beginning after December 31, 2017 is limited. It is uncertain if and to what extent various states will conform to the Tax Act.

In addition, under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of shifts in our stock ownership (some of which shifts are outside our control). As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income will be subject to limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our NOL carryforwards and certain other tax attributes, which could have a material adverse effect on our cash flow and results of operations.

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

Before obtaining marketing approval from regulatory authorities for the sale of our drug candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the drug candidate for its intended indications. Clinical trials are expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

•	delays in reaching a consensus with regulatory authorities on trial design;
•	delays in reaching agreement on acceptable terms with prospective clinical research organizations (“CROs”) and clinical trial sites;
•	delays in opening sites;
•	delays or difficulty in recruiting and enrollment of suitable patients to participate in our clinical trials;
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

We intend to seek a broad indication for OV101 to treat Angelman syndrome. However, Angelman syndrome is characterized by a variety of signs and symptoms, such as delayed development, intellectual disability, severe speech impairment, problems with movement and balance, seizures, sleep disorders and anxiety. In order to obtain a broad indication for treatment of Angelman syndrome from the FDA, we may need to demonstrate efficacy on several of the key symptoms of Angelman syndrome. If we fail to do so, our clinical development may be delayed and/or our label may be limited. Based on feedback from the FDA, we must develop acceptable endpoints and seek the FDA’s agreement before seeking approval of OV101. If we fail to reach such an agreement with the FDA as to how to measure efficacy in Angelman syndrome patients in our trials, our clinical development plan will be delayed.

While OV101 showed a statistically significant improvement compared to placebo in CGI-I, this endpoint may not be sufficient for regulatory approval, and/or future clinical trials may not meet their respective clinical endpoints.

We released full data from our Phase 2 STARS trial of OV101 to treat adults and adolescents with Angelman syndrome in 2018. At 12 weeks of treatment in the once-daily and combined dosing groups, OV101 showed a statistically significant improvement compared to placebo in the physician-rated clinical global impressions of improvement (“CGI-I”) exploratory endpoint, a measure commonly used in neurology and psychiatry clinical trials to allow the physician to capture a constellation of clinical symptoms. Analyses conducted on a prespecified subset of scales across the domains of behavior, sleep and gait did not show a statistically significant difference from placebo.  We met with the FDA in November 2018, and, based on feedback from the FDA, we will develop a framework for study investigators to ensure uniform use of the validated CGI-I scale by focusing on specific symptoms that are relevant and important to patients with Angelman syndrome and their caregivers, and move ahead with a single pivotal Phase 3 trial of OV101 in pediatric patients with Angelman syndrome, called NEPTUNE. While we are not aware of any circumstance where the FDA has accepted a CGI-I endpoint as the sole basis for regulatory approval, we are encouraged by the FDA feedback. Despite that, the FDA may not approve the study protocol and supporting framework and materials. Further, even if the study protocol is approved, we may not be able to demonstrate statistically significant results on CGI-I or any other clinical endpoints that we incorporate.

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

Our existing formulation of OV101 is an oral capsule. We have recently developed lower strength capsules that can be opened and sprinkled on applesauce or similar semi-solid foods. However, we may need to develop an oral liquid formulation of OV101 for use in very young pediatric patients. While we have begun developing this formulation, we do not know if our efforts will be successful or if the FDA will agree that the new formulation is comparable to our current formulation. We may experience manufacturing problems that may affect solubility or stability, or we may discover that the new formulation is less effective than an oral capsule. In addition, we will need to conduct bridging studies to demonstrate that the new formulation is equivalent to our oral capsule, which could result in delays in development and additional costs.

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

Identifying and qualifying patients to participate in our clinical trials is critical to our success. The number of patients suffering from Angelman syndrome, Fragile X syndrome and dEE, such as Dravet syndrome, Lennox-Gastaut syndrome and Tuberous Sclerosis Complex, is small and has not been established with precision. If the actual number of patients with these disorders is smaller than we anticipate, we may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development and approval of our drug candidates. Even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data, the number and nature of competing treatments and ongoing clinical trials of competing therapies for the same indication, the proximity of patients to clinical sites and the eligibility criteria for the trial, any such enrollment issues could cause delays or prevent development and approval of our drug candidates. Because we are focused on addressing rare neurological disorders, there are limited patient pools from which to draw in order to complete our clinical trials in a timely and cost-effective manner. Furthermore, our efforts to build relationships with patient communities may not succeed, which could result in delays in patient enrollment in our clinical trials. In addition, any negative results we may report in clinical trials of our drug candidate may make it difficult or impossible to recruit and retain patients in other clinical trials of that same drug candidate. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our drug candidates, or could render further development impossible. In addition, we may rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance.

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

Even if our current or future drug candidates receive marketing approval, they may fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If they do not achieve an adequate level of acceptance, we may not generate significant drug revenue and may not become profitable. The degree of market acceptance of our current or future drug candidates, if approved for commercial sale, will depend on a number of factors, including but not limited to:

•	the efficacy and potential advantages compared to alternative treatments and therapies;
•	the safety profile of our drug candidate compared to alternative treatments and therapies;
•	effectiveness of sales and marketing efforts;
•	the strength of our relationships with patient communities;
•	the cost of treatment in relation to alternative treatments and therapies, including any similar generic treatments;
•	our ability to offer such drug for sale at competitive prices;
•	the convenience and ease of administration compared to alternative treatments and therapies;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the strength of marketing and distribution support;
•	the availability of third-party coverage and adequate reimbursement;
•	the prevalence and severity of any side effects; and
•	any restrictions on the use of the drug together with other medications.

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

Moreover, the FDA strictly regulates the promotional claims that may be made about drug products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant civil, criminal and administrative penalties.

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

If we seek approval of our current or future drug candidates outside of the United States, we expect that we will be subject to additional risks in commercialization including:

•	different regulatory requirements for approval of therapies in foreign countries;
•	reduced protection for intellectual property rights;
•	the potential requirement of additional clinical studies in international jurisdictions;
•	unexpected changes in tariffs, trade barriers and regulatory requirements;
•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•	foreign reimbursement, pricing and insurance regimes;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•	business interruptions resulting from geopolitical actions, including war and terrorism or natural disasters including earthquakes, typhoons, floods and fires.

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

Risks Related to Regulatory Compliance

Our relationships with customers, physicians, and third-party payors may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors may subject us to various federal and state fraud and abuse laws and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal false claims laws and the law commonly referred to as the Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our clinical research, proposed sales, marketing and educational programs. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct or may conduct our business. The laws that will affect our operations include, but are not limited to:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, in return for the purchase, recommendation, leasing or furnishing of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers and formulary managers on the other. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “PPACA”), amended the intent requirement of the federal Anti-Kickback Statute. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation;

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their implementing regulations, and as amended again by the final HIPAA omnibus rule, Modifications to the HIPAA Privacy, Security, Enforcement, and Breach Notification Rules Under HITECH and the Genetic Information Nondiscrimination Act; Other Modifications to HIPAA, published in January 2013, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers, known as covered entities, and their respective business associates, individuals or entities that perform certain services on behalf of a covered entity that involves the use or disclosure of individually identifiable health information;

•

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

•

state and foreign law equivalents of each of the above federal laws, state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and/or information regarding drug pricing, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or to adopt compliance programs as prescribed by state laws and regulations, or that otherwise restrict payments that may be made to healthcare providers, and state and local laws that require the registration of pharmaceutical sales representatives; and

•

state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws.

It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations.

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

Market acceptance and sales of any drug candidates that we commercialize, if approved, will depend in part on the extent to which reimbursement for these drugs and related treatments will be available from third-party payors, including government health administration authorities, managed care organizations and other private health insurers. Third-party payors decide which therapies they will pay for and establish reimbursement levels. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for any drug candidates that we develop will be made on a payor-by-payor basis. One third-party payor’s determination to provide coverage for a drug does not assure that other payors will also provide coverage, and adequate reimbursement, for the drug. Additionally, a third-party payor’s decision to provide coverage for a therapy does not imply that an adequate reimbursement rate will be approved. Each third-party payor determines whether or not it will provide coverage for a therapy, what amount it will pay the manufacturer for the therapy, and on what tier of its formulary it will be placed. The position on a third-party payor’s list of covered drugs, or formulary, generally determines the co-payment that a patient will need to make to obtain the therapy and can strongly influence the adoption of such therapy by patients and physicians. Patients who are prescribed treatments for their conditions and providers prescribing such services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our drugs unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our drugs.

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

Some of the provisions of the PPACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the PPACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA.  Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the PPACA such as removing penalties, starting January 1, 2019, for not complying with the PPACA’s individual mandate to carry health insurance, delaying the implementation of certain PPACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D.  On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the PPACA will impact the PPACA and our business.

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

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products.  In addition, Congress and the Trump administration have indicated that they will continue to seek new legislative and/or administrative measures to control drug costs.

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

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office (the “USPTO”) or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or drugs and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize drugs without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future drug candidates.

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

Further, our reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured drug candidates ourselves including:

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

As of March 31, 2019, we had 53 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day operations and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational inefficiencies, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future drug candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance, our ability to commercialize drug candidates, develop a scalable infrastructure and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We may be subject to numerous and varying privacy and security laws, and our failure to comply could result in penalties and reputational damage.

We are subject to laws and regulations covering data privacy and the protection of personal information including health information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business. In the U.S., we may be subject to state security breach notification laws, state health information privacy laws and federal and state consumer protections laws which impose requirements for the collection, use, disclosure and transmission of personal information. Each of these laws is subject to varying interpretations by courts and government agencies, creating complex compliance issues for us. If we fail to comply with applicable laws and regulations we could be subject to penalties or sanctions, including criminal penalties if we knowingly obtain individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or for aiding and abetting the violation of HIPAA.

Numerous other countries have, or are developing, laws governing the collection, use and transmission of personal information as well. EU member states and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations. For example, in May 2016, the EU formally adopted the General Data Protection Regulation, or GDPR, which applies to all EU member states as of May 25, 2018 and replaces the former EU Data Protection Directive. The regulation introduces new data protection requirements in the EU and imposes substantial fines for breaches of the data protection rules. The GDPR must be implemented into national laws by the EU member states imposes strict obligations and restrictions on the ability to collect, analyze, and transfer personal data, including health data from clinical trials and adverse event reporting. Data protection authorities from different EU member states have interpreted the privacy laws differently, which adds to the complexity of processing personal data in the EU, and guidance on implementation and compliance practices are often updated or otherwise revised. Any failure to comply with the rules arising from the GDPR and related national laws of EU member states could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results. The GDPR will increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with EU data protection rules.

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

Until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance future cash needs through public or private equity or debt offerings. In June 2018, we filed a shelf registration statement on Form S-3 (Registration No. 333-225391) that allows us to sell up to an aggregate of $200 million of our common stock, which includes up to $50.0 million designated in the prospectus supplement for an at-the-market offering program. As of March 31, 2019, no sales have been made pursuant to the at-the-market offering program. We may also seek additional funding through government or other third-party funding and other collaborations, strategic alliances and licensing arrangements. These financing activities may have an adverse impact on our stockholders’ rights as well as on our operations, and such additional funding may not be available on reasonable terms, if at all. If we raise additional funds through the issuance of additional debt or equity securities, it may result in dilution to our existing stockholders and/or increased fixed payment obligations. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations and potentially impair our competitiveness, such as redeeming our shares, making investments, issuing additional equity, limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, if we seek funds through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us. Any of these events could significantly harm our business, financial condition and prospects.

Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Based upon our shares of our common stock outstanding as of April 29th, 2019, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 70.1% of our outstanding common stock.

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

We are an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We will remain an EGC until the earlier of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07  billion or more; (ii) December 31, 2022, the last day of the fiscal year following the fifth anniversary of the date of the completion of our IPO; (iii) the date on which we have issued more than $1.0  billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission (“SEC”). For so long as we remain an EGC, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

Our compliance with Section 404 will require that we incur substantial expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begins its Section 404 reviews, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by The Nasdaq Stock Market LLC, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

None.

Use of Proceeds

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38085), filed with the Commission on May 10, 2017).

3.2

Certificate of Designation of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38085), filed with the Commission on February 21, 2019).

3.3	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-38085), filed with the Commission on May 10, 2017).

4.1

Form of Common Stock Certificate of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-217245), filed with the Commission on April 25, 2017).

4.2

Form of Series A Preferred Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-38085), filed with the Commission on February 21, 2019).

4.3

Second Amended and Restated Investors’ Rights Agreement, by and among the Company and certain of its stockholders, dated January 6, 2017 (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-217245), filed with the Commission on April 10, 2017).

10.1+	Separation and Consulting Agreement, by and between the Company and Matthew During, dated as of March 24, 2019.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
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

OVID THERAPEUTICS INC.

Date: May 7, 2019	By:	/s/ Jeremy M. Levin
Jeremy M. Levin
Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2019	By:	/s/ Timothy Daly
Timothy Daly
Senior Vice President, Finance and Corporate Controller (Principal Financial and Accounting Officer)