Form 10-Q
period 2019-06-30
Ovid Therapeutics Inc.
filed 2019-08-07
CIK 1636651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File Number: 001-38085

Ovid Therapeutics Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	46-5270895
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1460 Broadway, Suite 15044 New York, New York	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 661-7661

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	OVID	The Nasdaq Stock Market LLC

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

As of July 30, 2019, the registrant had 38,693,018 shares of common stock, $0.001 par value per share, outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

OVID THERAPEUTICS INC.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2019	2018
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$47,361,966	$36,489,618
Short-term investments	-	5,011,034
Related party receivable	1,594,437	600,104
Prepaid expenses and other current assets	4,650,735	2,167,391
Total current assets	53,607,138	44,268,147

Long-term prepaid expenses	857,868	2,797,561
Security deposit	113,550	122,155
Property and equipment, net	58,775	69,867
Other assets	270,947	391,872
Total assets	$54,908,278	$47,649,602

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,048,130	$3,755,595
Accrued expenses	7,135,687	5,088,862
Total current liabilities	9,183,817	8,844,457
Related party payable - noncurrent	286,562	-
Total liabilities	9,470,379	8,844,457

Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; Series A convertible preferred stock 2,500 and zero shares issued and outstanding at June 30, 2019 and December 31, 2018	3	-
Common stock, $0.001 par value; 125,000,000 shares authorized; 38,693,018 and 24,654,114 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	38,693	24,654
Additional paid-in-capital	224,951,943	191,477,598
Accumulated other comprehensive loss	-	(1,829)
Accumulated deficit	(179,552,740)	(152,695,278)
Total stockholders' equity	45,437,899	38,805,145
Total liabilities and stockholders' equity	$54,908,278	$47,649,602

See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$9,117,495	$8,116,385	$18,454,804	$16,590,942
General and administrative	4,204,771	5,093,311	8,920,999	10,048,615
Total operating expenses	13,322,266	13,209,696	27,375,803	26,639,557
Loss from operations	(13,322,266)	(13,209,696)	(27,375,803)	(26,639,557)
Interest income	264,999	274,556	518,341	521,662
Net loss	$(13,057,267)	$(12,935,140)	$(26,857,462)	$(26,117,895)
Net loss attributable to common stockholders	$(13,057,267)	$(12,935,140)	$(26,857,462)	$(26,117,895)
Net loss per share attributable to common stockholders, basic and diluted	$(0.34)	$(0.53)	$(0.78)	$(1.06)
Weighted-average common shares outstanding basic and diluted	38,693,018	24,625,966	34,534,432	24,617,555

See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(13,057,267)	$(12,935,140)	$(26,857,462)	$(26,117,895)
Other comprehensive loss:
Unrealized (loss) gain on available-for-sale securities	(1,350)	19,892	1,829	(16,022)
Comprehensive loss	$(13,058,617)	$(12,915,248)	$(26,855,633)	$(26,133,917)

See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Deficit	Total
Balance, December 31, 2018	-	$-	24,654,114	$24,654	$191,477,598	$(1,829)	$(152,695,278)	$38,805,145
Proceeds from February Offering, net of underwriting costs and commissions	2,500	3	13,993,778	13,994	30,508,031	-	-	30,522,028
Stock-based compensation expense	-	-	-	-	1,642,540	-	-	1,642,540
Issuance of common stock from ESPP purchase	-	-	45,126	45	73,059	-	-	73,104
Other comprehensive gain	-	-	-	-	-	3,179	-	3,179
Net loss	-	-	-	-	-	-	(13,800,195)	(13,800,195)
Balance, March 31, 2019	2,500	3	38,693,018	38,693	223,701,228	1,350	(166,495,473)	57,245,801
Underwriting costs of February Offering	-	-	-	-	(1,193)	-	-	(1,193)
Stock-based compensation expense	-	-	-	-	1,251,908	-		1,251,908
Other comprehensive loss	-	-	-	-	-	(1,350)	-	(1,350)
Net loss	-	-	-	-	-	-	(13,057,267)	(13,057,267)
Balance, June 30, 2019	2,500	3	38,693,018	38,693	224,951,943	-	(179,552,740)	45,437,899

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Deficit	Total
Balance, December 31, 2017	-	$-	24,606,256	$24,606	$184,127,565	$-	$(100,715,668)	$83,436,503
Stock-based compensation expense	-	-	-	-	1,794,967	-	-	1,794,967
Issuance of common stock from exercise of stock options	-	-	1,751	2	12,676	-	-	12,678
Issuance of common stock from ESPP purchase	-	-	9,972	10	62,713	-	-	62,723
Other comprehensive loss	-	-	-	-	-	(35,914)	-	(35,914)
Net loss	-	-	-	-	-	-	(13,182,758)	(13,182,758)
Balance, March, 31, 2018	-	-	24,617,979	24,618	185,997,921	(35,914)	(113,898,426)	72,088,199
Stock-based compensation expense	-	-	-	-	1,844,205	-	-	1,844,205
Issuance of common stock from exercise of stock options	-	-	13,993	14	98,687	-	-	98,701
Other comprehensive gain	-	-	-	-	-	19,892	-	19,892
Net loss	-	-	-	-	-	-	(12,935,140)	(12,935,140)
Balance, June 30, 2018	-	-	24,631,972	24,632	187,940,813	(16,022)	(126,833,566)	61,115,857

See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(26,857,462)	$(26,117,895)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	2,894,448	3,639,173
Depreciation and amortization expense	145,797	51,692
Change in accrued interest and accretion of discount on short-term investments	12,863	(60,341)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(2,483,344)	(1,132,232)
Security deposit	8,605	(32,965)
Related party receivable	(994,333)	-
Long-term prepaid expenses	1,939,693	(2,315,275)
Accounts payable	(1,707,650)	1,349,506
Accrued expenses	2,046,825	71,506
Related party payable	286,562	-
Net cash used in operating activities	(24,707,996)	(24,546,831)

Cash flows from investing activities:
Purchases of short-term investments	-	(45,014,899)
Proceeds from maturities of short-term investments	5,000,000	5,000,000
Purchase of property and equipment	(7,700)	(28,857)
Software development and other assets	(5,895)	(173,736)
Net cash provided by (used in) investing activities	4,986,405	(40,217,492)

Cash flows from financing activities:
Proceeds from February Offering, net of offering expenses	30,520,835	-
Proceeds from employee stock purchase plan	73,104	62,724
Proceeds from exercise of options	-	111,377
Net cash provided by financing activities	30,593,939	174,101

Net increase (decrease) in cash and cash equivalents	10,872,348	(64,590,222)
Cash and cash equivalents, at beginning of period	36,489,618	87,125,600
Cash and cash equivalents, at end of period	$47,361,966	$22,535,378

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

In February 2019 (“February Offering”), the Company sold 13,993,778 shares of its common stock and 2,500 shares of Series A Convertible Preferred Stock at a public offering price of $2.00 and $2,000 per share, respectively, for gross proceeds of $33.0 million and net proceeds of $30.5 million after deducting underwriting discounts and commission and other offering expenses payable by the Company.

The Company has not generated any revenue since inception. As a result, the Company has incurred recurring losses and requires significant cash resources to execute its business plans. The Company has an accumulated deficit of $179.6 million as of June 30, 2019 and had cash outflows from operating activities of $24.7 million for the six months ended June 30, 2019. These losses are expected to continue for an extended period of time.

Historically, the Company’s major sources of cash have comprised proceeds from various public and private offerings of its common stock and preferred stock and interest income. As of June 30, 2019, the Company had approximately $47.4 million in cash and cash equivalents. Management’s plans to mitigate an expected shortfall of capital to support future operations include raising additional funds. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company or whether the Company will become profitable and generate positive operating cash flow.  If the Company is unable to raise additional capital in sufficient amounts or on terms acceptable to the Company or identify commercial partners to support development of the Company’s product candidates, the Company we may have to significantly delay, scale back or discontinue the Company research and development programs or future commercialization efforts. The actual amount of cash that the Company will need to operate is subject to many factors.

The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern 12 months from the date of this 10-Q filing. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 7, 2019. There have been no material changes to the significant accounting policies during the period ended June 30, 2019, except for items mentioned below.

(A) Unaudited Interim Condensed Financial Statements

The interim condensed balance sheet at June 30, 2019, the condensed statements of operations, comprehensive loss and stockholders’ equity for the three and six months ended June 30, 2019 and 2018, and the condensed statements of cash flows for the six months ended June 30, 2019 and 2018 are unaudited. The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP are condensed or omitted. These condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of its financial information. The results of operations for the three and six months ended June 30, 2019 and 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other future annual or interim period. The balance sheet as of December 31, 2018 included herein was derived from the audited financial statements as of that date. These interim condensed financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K.

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

The carrying amounts reported in the balance sheets for cash and cash equivalents, related party receivables, other current assets, accounts payable, accrued expenses, and current related party payables approximate their fair value based on the short-term maturity of these instruments.

(E) Recent Accounting Pronouncements

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

NOTE 3 – CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

All short-term investments are classified as available-for-sale. The following tables summarize the fair value of cash, cash equivalents, and short-term investments, as well as gross unrealized holding gains and losses as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	holding gains	holding losses	value
Cash	$1,001,873	$-	$-	$1,001,873
Money market funds (a)	46,360,093	-	-	46,360,093
Total cash and cash equivalents	$47,361,966	$-	$-	$47,361,966

(a) As of June 30, 2019, the Company's Level 1 assets consisted of money market funds totaling $46.4 million. The Company had no level 2 or level 3 assets or liabilities as of June 30, 2019.

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

As of June 30, 2019, and December 31, 2018, the aggregate fair value of securities that were in an unrealized loss position for less than 12 months was zero and $5.0 million, respectively. The Company did not hold any securities in an unrealized loss position for more than 12 months as of June 30, 2019.

NOTE 4 – PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

Property and equipment is summarized as follows:

	June 30,	December 31,
	2019	2018
Furniture and equipment	$163,731	$156,031
Less accumulated depreciation	(104,956)	(86,164)
Total property and equipment, net	$58,775	$69,867

Depreciation expense was $19,000 and $15,000 for the six months ended June 30, 2019 and 2018, respectively.  Depreciation expense was $9,000 and $9,000 for the three months ended June 30, 2019 and 2018, respectively.

Intangible assets, net of accumulated amortization, were $271,000 and $392,000 as of June 30, 2019 and December 31, 2018, respectively, and are included in other assets. Amortization expense was $127,000 and $36,000 for the six months ended June 30, 2019 and 2018, respectively. Amortization expense was $60,000 and $19,000 for the three months ended June 30, 2019 and 2018, respectively.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	December 31,
	2019	2018
Clinical trials accrual	$3,729,260	$1,352,133
Related party payable	1,062,481	-
Payroll and bonus accrual	1,595,950	2,779,021
Professional fees accrual	579,198	772,785
Other	168,798	184,923
Total	$7,135,687	$5,088,862

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

In February 2019, the Company sold 13,993,778 shares of its common stock and 2,500 shares of Series A Convertible Preferred Stock at a public offering price of $2.00 and $2,000 per share, respectively, for gross proceeds of $33.0 million and net proceeds of $30.5 million, after deducting underwriting discounts and commission and other offering expenses payable by the Company. None of these expenses consisted of payments made by the Company to directors, officers or persons owning 10% or more of the Company’s common stock or to their associates, or to the Company’s affiliates. Each share of non-voting Series A stock is convertible into 1,000 shares of common stock, provided that conversion will be prohibited, subject to certain exceptions, if, as a result, the holder and its affiliates would beneficially own more than 9.99% or 14.99%, at the holder’s election, of the common stock then outstanding.

Dividends

No dividends on the common stock shall be declared and paid unless dividends on the Preferred Stock have been declared and paid. Through June 30, 2019, the Company has not declared any dividends.

NOTE 7 – STOCK-BASED COMPENSATION

On August 29, 2014, the Company’s Board of Directors adopted and approved the 2014 Equity Incentive Plan (the “2014 Plan”), which authorized the Company to grant shares of common stock in the form of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock and restricted stock units.

The Company's Board of Directors adopted, and the Company's stockholders approved the 2017 equity incentive plan (“2017 Plan”), which became effective on May 4, 2017. The initial reserve of shares of common stock under the 2017 Plan was 3,052,059 shares.  The 2017 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards, and other forms of stock-based awards.  Additionally, the 2017 Plan provides for the grant of performance cash awards. The Company's employees, officers, directors and consultants and advisors are eligible to receive awards under the 2017 Plan.  Upon the adoption of the 2017 Plan, no further awards can be granted under the 2014 Plan. Pursuant to the terms of the 2017 Plan, on each January 1st, the plan limit shall be increased by the lesser of (x) 5% of the number of shares of common stock outstanding as of the immediately preceding December 31 and (y) such lesser number as the Board of Directors may determine in its discretion.  Accordingly, on January 1, 2019 and January 1, 2018, an additional 1,232,705 and 1,230,312 shares of the Company’s stock were reserved for issuance under the 2017 Plan, respectively. As of June 30, 2019, there were 3,688,116 shares of the Company’s common stock reserved for issuance under the 2017 Plan.

The Company's Board of Directors adopted, and the Company's stockholders approved the 2017 employee stock purchase plan (the “2017 ESPP”), which became effective immediately prior to the execution of the underwriting agreement related to the Company’s initial public offering on May 4, 2017. The initial reserve of shares of common stock that may be issued under the 2017 ESPP was 279,069 shares. On September 20, 2017, the Company’s Compensation Committee approved an offering period under the 2017 ESPP, which began on October 20, 2017. The ESPP allows employees to purchase common stock of the Company at a 15% discount to the market price on designated purchase dates. During the three months ended June 30, 2019 and 2018,  no shares were purchased under the ESPP and the Company recorded expense of $35,203 and $29,759, respectively. During the six months ended June 30, 2019 and 2018, 45,126 and 9,972 shares were purchased under the ESPP and the Company recorded expense of $64,926 and $46,628, respectively.  The number of shares of common stock reserved for issuance under the 2017 ESPP will automatically increase on January 1 of each year, beginning on January 1, 2018 and continuing through and including January 1, 2027, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (ii) 550,000 shares or (iii) such lesser number of shares determined by our Board. On January 1, 2019 and January 1, 2018, an additional 246,541 and 246,062 shares of the Company’s common stock were reserved for issuance under the 2017 ESPP, respectively. As of June 30, 2019, there were 694,432 shares of the Company’s common stock reserved for issuance under the 2017 ESPP.

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

Performance-based option awards generally have similar terms, with vesting contingent upon the achievement of specified performance condition and expire in accordance to the specific terms of the agreement. At June 30, 2019, there were 659,625 performance-based options outstanding and unvested.  These awards immediately vest upon meeting certain clinical milestones.

The fair value of options granted during the six months ended June 30, 2019 and 2018 was estimated using the Black-Scholes option valuation model. The inputs for the Black-Scholes option valuation model require management’s significant assumptions and are detailed in the table below. The risk-free interest rates were based on the rate for U.S. Treasury securities at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected life was based on the simplified method in accordance with the SEC Staff Accounting Bulletin No. Topic 14D. The expected volatility was estimated based on historical volatility information of peer companies that are publicly available.

All assumptions used to calculate the grant date fair value of nonemployee options are generally consistent with the assumptions used for options granted to employees. In the event the Company terminates any of its consulting agreements, the unvested options underlying the agreements would also be cancelled.

The Company granted 175,000 and zero stock options to nonemployee consultants for services rendered during the six months ended June 30, 2019 and 2018, respectively. There were 158,939, and 18,896 unvested nonemployee options outstanding as of June 30, 2019, and 2018, respectively. During the three months ended June 30, 2019, the Company recognized a credit of $19,620 related to the nonemployee stock options, including the modification of certain options in connection with the separation and consulting agreement with Dr. During (see Note 11).  Total expense recognized related to the nonemployee stock options for the three months ended June 30, 2018 was $48,886. During the six months ended June 30, 2019, the Company recognized a credit of $18,348 related to the nonemployee stock options including the modification of certain options in connection with the separation and consulting agreement with Dr. During (see Note 11). Total expense recognized related to the nonemployee stock options for the six months ended June 30, 2018 was $92,729. Total unrecognized compensation expenses related to the nonemployee stock options was $374,483 as of June 30, 2019. During the six months ended June 30, 2019 and 2018, the Company recognized no expense for nonemployee performance-based option awards.

The Company granted 1,690,715 and 1,057,728 stock options to employees during the six months ended June 30, 2019 and 2018 respectively. There were 2,855,165 and 2,852,494 unvested employee options outstanding as of June 30, 2019, and 2018, respectively. Total expense recognized related to the employee stock options for the three months ended June 30, 2019 and 2018 was $1.2 million and $1.8 million, respectively.  Total expense recognized related to the employee stock options for the six months ended June 30, 2019 and 2018 was $2.8 million and $3.5 million, respectively.  Total unrecognized compensation expense related to employee stock options was $7.4 million as of June 30, 2019. During the six months ended June 30, 2019 and 2018, the Company recognized $9,391 and zero, respectively in expenses for employee performance-based option awards.

The Company’s stock-based compensation expense was recognized in operating expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$509,112	$766,699	$1,326,876	$1,505,488
General and administrative	742,795	1,077,507	1,567,572	2,133,685
Total	$1,251,907	$1,844,206	$2,894,448	$3,639,173

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	$1,216,704	$1,814,447	$2,829,522	$3,592,545
Employee Stock Purchase Plan	35,203	29,759	64,926	46,628
Total	$1,251,907	$1,844,206	$2,894,448	$3,639,173

The fair value of employee options granted during the six months ended June 30, 2019 and 2018 was estimated by utilizing the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	Weighted Average	Weighted Average	Weighted Average	Weighted Average
Volatility	73.91%	87.44%	84.84%	83.31%
Expected term in years	6.02	5.91	6.07	6.07
Dividend rate	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	2.29%	2.76%	2.47%	2.54%
Fair value of option on grant date	$1.21	$5.79	$1.53	$6.41

The fair value of nonemployee options granted and remeasured during the six months ended June 30, 2019 and 2018 was estimated by utilizing the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	Weighted Average	Weighted Average	Weighted Average	Weighted Average
Volatility	73.90%	84.16%	74.56%	84.16%
Expected term in years	5.58	3.38	5.30	3.38
Dividend rate	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	2.36%	2.64%	2.37%	2.64%
Fair value of option on measurement date	$1.13	$5.28	$1.07	$5.28

The following table summarizes the number of options outstanding and the weighted average exercise price:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life in Years	Value
Options Outstanding December 31, 2018	4,714,383	$8.10	7.89	$153,485
Granted	1,865,715	2.01	9.70
Exercised	-	-	-
Forfeited or expired	(663,154)	6.50	-
Options Outstanding June 30, 2019	5,916,944	$6.36	7.87	$142,994
Vested and exercisable at June 30, 2019	2,902,840	$7.99	6.72	$115,687

At June 30, 2019 there was approximately $7.4 million of unamortized share–based compensation expense, which is expected to be recognized over a remaining average vesting period of 2.15 years.

NOTE 8 – INCOME TAXES

The Company did not record a federal or state income tax provision for the periods presented as it has incurred net losses since inception. In addition, the net deferred tax assets generated from the net operating losses have been fully reserved as the Company believes it is not more likely than not that the benefit will be realized.

During the six months ended June 30, 2018, the Company recorded a $186,000 refundable credit towards future New York City tax expense as a reduction to operating expenses. The credit is for qualified emerging technology companies focused on biotechnology located in New York City.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

License Agreements

On March 26, 2015, the Company entered into an exclusive agreement with H. Lundbeck A/S (“Lundbeck”) for a worldwide perpetual licensing right related the research, development and commercialization of OV101 (the “Lundbeck Agreement”). On May 10, 2019, the parties agreed to amend the Lundbeck License.

Pursuant to the amended Lundbeck license agreement, the Company agreed to make milestone payments totaling up to $189.0 million upon the achievement of certain development, regulatory and sales milestones. As amended, the first payment of $1.0 million is due upon the successful completion of the first Phase 3 trial for a product in which OV101 is an active ingredient. In addition, the agreement called for the Company to pay royalties for an initial term based on a low double-digit percentage of sales. The Lundbeck Amendment reduced such royalties from a low-double digit percentage of sales to single-digit and a low-double digit percentage of sales. In addition, the Lundbeck Agreement, as amended, removed the right of first negotiation that was granted by the Company to Lundbeck.  Finally, the Lundbeck Agreement, as amended, removed the distinction for countries in the Asian Major Markets, now the Asian Major Markets will be treated the same as the rest of the world and the Company agreed to add certain regulatory milestones in the Asian Major Markets and such additional regulatory milestones are included in the total milestone payments of $189.0 million reported above.

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

As of June 30, 2019, none of these contingent payments were considered probable.

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

Pursuant to the Northwestern agreement, Northwestern granted the Company an exclusive license to certain patent rights and know-how, including a patent application covering a specified composition of matter (the “Patent Application”).  Northwestern previously entered into a license agreement with Catalyst Pharmaceuticals, Inc. (“Catalyst”), dated August 27, 2009, pursuant to which Northwestern granted Catalyst rights under certain intellectual property rights covering a different composition of matter (the “Catalyst License”).  In addition, the Company is a party to a confidential disclosure agreement with Catalyst, dated September 16, 2016 (the “CDA”). On June 25, 2018, Catalyst sent a letter to Northwestern and the Company alleging, among other things, that Northwestern breached the Catalyst License by licensing the Patent Application to the Company. Catalyst’s letter also asserted that the Company had breached its obligations under the CDA by allegedly failing to disclose that the Company had a license to the Patent Application, and that a further breach would occur if the Company makes any use of information obtained under the CDA in connection with its development program arising from the rights granted under the license agreement.  Catalyst has asserted that the combined conduct of Northwestern and the Company gives rise to various claims, including breach of contract, fraud, and tortious interference. The Company believes that Catalyst’s claims are without merit and responded by letter dated June 28, 2018, which denies any and all liability to Catalyst, and further denies that Catalyst has been damaged in any way. On May 20, 2019, the Company entered into a Settlement Agreement with Catalyst, pursuant to which Catalyst released the Company from any and all claims, known or unknown, arising from or related to the dispute between Catalyst and Northwestern, the License Agreement, and/or the claims that Catalyst asserted against the Company in the June 25, 2018 letter.  Under the settlement the Company retains all rights and privileges previously granted to the Company under the Northwestern Licensing Agreement.

NOTE 10 – COLLABORATION AGREEMENT

Takeda Collaboration

On January 6, 2017, the Company entered into a license and collaboration agreement with Takeda, pursuant to which Takeda granted the Company an exclusive license to commercialize the compound TAK-935, which the Company now refers to as OV935, in certain territories, and a co-exclusive worldwide license, together with Takeda, to develop OV935. Under the Takeda collaboration, the Company is obligated to pay Takeda future payments if and when certain milestones are achieved. Upon the first patient enrollment in the first Phase 3 trial for the first of the initial indications the Company and Takeda are focusing on in the Takeda collaboration, the Company is obligated to issue to Takeda the number of unregistered shares of the Company’s common stock equal to the lesser of (a) 8% of the Company outstanding capital stock (including preferred stock on an as-converted basis) on the issuance date or (b) $50.0 million divided by the applicable share price. The remaining potential global commercial and regulatory milestone payments equal approximately $35.0 million and can be satisfied in cash or unregistered shares of the Company’s common stock at its election, unless certain events occur.  In the event a payment settled in shares of the Company’s common stock would cause Takeda to own over 19.99% of the Company’s outstanding capital stock or certain other events occur, such payment must be paid in cash.  None of these potential milestone payments mentioned above are deemed probable at June 30, 2019.

During the six months ended June 30, 2019, the Company recognized a credit in research and development expenses of $2.9 million representing costs to be reimbursed to the Company from Takeda.  During the six months ended June 30, 2018, the Company recognized $95,408 in research and development expenses representing expenses reimbursed to Takeda in respect of this collaboration agreement. During the three months ended June 30, 2019, the Company recognized a credit of $1.6 million in research and development expenses representing costs reimbursable to the Company from Takeda. During the three months ended June 30, 2018, the Company recognized a credit of $337,289 research and development expenses representing costs reimbursed to the Company from Takeda.

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

NOTE 12 – NET LOSS PER SHARE

Basic and diluted net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. For all periods presented, the common shares underlying the options have been excluded from the calculation because their effect would be anti-dilutive. Therefore, the weighted-average shares outstanding used to calculate both basic and diluted loss per common share are the same. Under the terms of the Preferred Stock issued in 2019, Preferred shareholders do not share in losses of the Company and have no obligation to fund losses or transfer assets.  Since there is a loss, diluted EPS should be computed in the same manner as basic EPS and because no potential common shares shall be included in the computation of any diluted per-share amounts when a loss exists, the Series A Preferred Stock should be excluded from the computation of basic and diluted EPS.  There was no Preferred Stock issued or outstanding in 2018.

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	Six Months Ended June 30,
	2019	2018
Stock options to purchase common stock	5,916,944	5,304,806
Series A convertible preferred stock	2,500	-

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

During 2018, our most advanced candidate, OV101, completed a Phase 2 STARS trial in adults and adolescents with Angelman syndrome. The Phase 2 STARS trial achieved its primary endpoint of safety and tolerability and showed an improvement in the once-daily and combined OV101 dosing groups on the prespecified physician-rated Clinical Global Impressions-Improvement (“CGI-I”) exploratory endpoint as well as improvements in relevant symptoms such as sleep and motor function. Based upon feedback from our End of Phase 2 Meeting with the U.S. Food and Drug Administration (“FDA”) in November 2018, a scientific advice meeting with the German regulatory authority (BfArM) in April 2019, and a second FDA Type C guidance meeting in May 2019, we initiated a single pivotal Phase 3 trial of OV101 in pediatric patients with Angelman syndrome (NEPTUNE). NEPTUNE is a single 12-week, two-arm, randomized, double-blind, placebo-controlled trial with a once daily, weight-based dose of OV101 with an enrollment of approximately 60 patients aged 4 to 12 years and a few patients aged 2-3 years. The primary endpoint is the change in the overall CGI-I score at 12-weeks versus baseline between the OV101 and placebo groups. We expect to enroll the first patient in this trial in the third quarter of 2019. Based on the STARS trial data, we also initiated an open-label extension study (ELARA) which enrolled its first patient in February 2019, and this study continues enrollment.  In June 2019, the European Commission granted OV101 orphan drug designation for the treatment of Angelman syndrome based on the results of the Phase 2 STARS trial.

Along with our collaborator, Takeda Pharmaceutical Company Limited, (“Takeda”), and as announced on December 17, 2018, the Phase 1b/2a trial of OV935 in adults with developmental and epileptic encephalopathy (tDEE) achieved its primary endpoint of safety and tolerability and showed OV935 was generally well tolerated and met its secondary exploratory endpoints, including a satisfactory pharmacokinetic profile and signals of efficacy. Exploratory analyses also showed the potential applicability of using plasma 24-hydroxy cholesterol (“24HC”) as a serum biomarker.

In July 2018, we initiated our Phase 2 ROCKET clinical trial, a randomized, double-blind, parallel-group trial evaluating OV101 for the treatment of adolescent and young male adults with Fragile X Syndrome. The trial is currently enrolling and is expected to enroll up to 30 males ages 13 to 22 with a confirmed diagnosis of Fragile X Syndrome. The primary endpoint is safety and tolerability of OV101 over 12 weeks of treatment in three different cohorts of either 5mg once a day (QD), 5mg twice a day (BID), or 5mg three times daily (TID). A secondary efficacy endpoint will evaluate changes in behavior during 12 weeks of treatment with OV101 using the Activities-specific Balance Confidence Scale (“ABC”) that has been used in previous trials for Fragile X syndrome. We anticipate data from the ROCKET trial in the fourth quarter of 2019 or first quarter of 2020.

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

Ovid and Takeda continue to enroll patients in three clinical trials: a Phase 2 clinical trial in pediatric patients with Dravet syndrome or Lennox-Gastaut Syndrome (ELEKTRA); a Phase 2 clinical trial in pediatric patients with CDKL5 deficiency disorder or Duplication 15q syndrome (ARCADE); and an open-label extension trial for patients with dEE who participated in a previous OV935 clinical trial (ENDYMION). We expect an interim analysis from the ENDYMION trial in the third quarter of 2019.

As disclosed during our R&D Day held on June 27, 2019, we also have early research programs exploring OV329 in infantile spasm/rare epilepsies and OV881 as a potential gene therapy for the treatment of Angelman syndrome.

Since our inception in April 2014, we have devoted substantially all of our efforts to organizing and planning our business, building our management and technical team, acquiring operating assets and raising capital.

We have not generated any revenue and have funded our business primarily through the sale of our capital stock. Through June 30, 2019, we have raised net proceeds of $172.8 million from the sale of common stock and convertible preferred stock. As of June 30, 2019, we had $47.4 million in cash and cash equivalents.  We recorded net losses of $26.9 million and $26.1 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had an accumulated deficit of approximately $179.6 million.

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

Recent Events

On March 26, 2015, we entered into an exclusive agreement with H. Lundbeck A/S (“Lundbeck”) for a worldwide perpetual licensing right related the research, development and commercialization of OV101.  On May 10, 2019, the parties agreed to amend the Lundbeck License (the “Lundbeck Amendment”).  Pursuant to the Lundbeck Amendment, we agreed to increase milestone payments upon the achievement of certain development, regulatory and sales milestones from $181.0 million to $189.0 million.  The first milestone payment that is due upon the successful completion of the first Phase 3 trial for a product in which OV101 is an active ingredient has been reduced from $10.0 million to $1.0 million. Further, the Lundbeck License calls for us to pay royalties for an initial term based on a low double-digit percentage of sales and provides for the reduction of royalties in certain limited circumstances. The Lundbeck Amendment reduced such royalties from a low-double digit percentage of sales to single-digit and a low-double digit percentage of sales.  In addition, the Lundbeck Amendment removed the right of first negotiation that was granted to Lundbeck.  Finally, the Lundbeck Amendment removed the distinction for countries in the Asian Major Markets, as amended the Asian Major Markets will be treated the same as the rest of the world and we agreed to add certain regulatory milestones in the Asian Major Markets and such additional regulatory milestones are included in the total milestone payments of $189.0 million reported above.

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

We expect that general and administrative expenses will increase in the future as we increase our headcount to support our continued research and development and potential commercialization of our product candidates.

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents maintained in money market funds and short-term investments that were maintained in U.S. treasury notes.

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

The following table summarizes the results of our operations for the periods indicated:

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2019	2018	Change $
	(in thousands)
Research and development	$9,117	$8,116	$1,001
General and administrative	4,205	5,093	(888)
Total operating expenses	13,322	13,209	113
Loss from operations	(13,322)	(13,209)	(113)
Interest income	265	274	(9)
Net Loss	$(13,057)	$(12,935)	$(122)

Research and Development Expenses

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2019	2018	Change $
	(in thousands)
Preclinical and development expense	$5,723	$4,848	$875
Payroll and payroll-related expenses	2,446	2,816	(370)
Other expenses	948	452	496
Total research and development	$9,117	$8,116	$1,001

Research and development expenses were $9.1 million for the three months ended June 30, 2019 compared to $8.1 million for the three months ended June 30, 2018. The increase of $1.0 million was due in part to an increase in preclinical and development expenses for the clinical studies of OV101 and our Takeda collaboration expenses related to OV935 offset by a decrease in payroll and payroll-related expenses. During the three months ended June 30, 2019, total research and development expenses consisted of $5.7 million in preclinical and development expenses, including a credit of $1.6 million representing costs to be reimbursed to us from Takeda in respect of the Takeda collaboration, $2.4 million in payroll and payroll-related expenses, of which $0.5 million related to stock-based compensation, and $0.9 million in other expenses. During the three months ended June 30, 2018, total research and development expenses consisted of $4.8 million in preclinical and development expenses, of which $0.3 million represents amounts reimbursable to Takeda in respect of the Takeda collaboration, $2.8 million in payroll and payroll-related expenses, of which $0.8 million related to stock-based compensation, and $0.5 million in other expenses.

General and Administrative Expenses

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2019	2018	Change $
	(in thousands)
Payroll and payroll-related expenses	$2,262	$2,759	$(497)
Legal and professional fees	1,127	1,600	(473)
General office expenses	817	734	83
Total general and administrative	$4,205	$5,093	$(888)

General and administrative expenses were $4.2 million for the three months ended June 30, 2019 compared to $5.1 million for the three months ended June 30, 2018. The decrease of $0.9 million was primarily due to a decrease in payroll and payroll-related expenses of $0.5 million and a decrease in legal and professional fees of $0.5 million offset by an increase in general office expenses of $0.1 million.

Interest Income

Interest income was $0.3 million for the three months ended June 30, 2019 and 2018.

Results of Operations

Comparison of the Six Months Ended June 30, 2019 and 2018

The following table summarizes the results of our operations for the periods indicated:

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2018	Change $
	(in thousands)
Research and development	$18,455	$16,591	$1,864
General and administrative	8,921	10,049	(1,128)
Total operating expenses	27,376	26,640	736
Loss from operations	(27,376)	(26,640)	(736)
Interest income	518	522	(4)
Net loss	$(26,858)	$(26,118)	$(740)

Research and Development Expenses

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2018	Change $
	(in thousands)
Preclinical and development expense	$10,734	$10,238	$496
Payroll and payroll-related expenses	5,770	5,592	178
Other expenses	1,951	761	1,190
Total research and development	$18,455	$16,591	$1,864

Research and development expenses were $18.5 million for the six months ended June 30, 2019 compared to $16.6 million for the six months ended June 30, 2018. The increase of $1.9 million included an increase in preclinical and development expenses and payroll and payroll-related expenses for the clinical studies of OV101 and our Takeda collaboration expenses related to OV935. During the six months ended June 30, 2019, total research and development expenses consisted of $10.7 million in preclinical and development expenses, including a credit of $2.9 million representing costs to be reimbursed to us from Takeda in respect of the Takeda collaboration, $5.8 million in payroll and payroll-related expenses, of which $1.3 million related to stock-based compensation, and $2.0 million in other expenses. During the six months ended June 30, 2018, total research and development expenses consisted of $10.2 million in preclinical and development expenses, of which $0.4 million representing amounts reimbursed to Takeda and a credit of $0.3 million representing costs reimbursed to the Company from Takeda in respect of the Takeda collaboration, $5.6 million in payroll and payroll-related expenses, of which $1.5 million related to stock-based compensation, and $0.8 million in other expenses.

General and Administrative Expenses

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2018	Change $
	(in thousands)
Payroll and payroll-related expenses	$5,278	$5,545	$(267)
Legal and professional fees	2,213	3,132	(919)
General office expenses	1,430	1,372	58
Total general and administrative	$8,921	$10,049	$(1,128)

General and administrative expenses were $8.9 million for the six months ended June 30, 2019 compared to $10.0 million for the six months ended June 30, 2018. The decrease of $1.1 million was primarily due to a decrease in payroll and payroll-related expenses of $0.3 million and a $0.9 million decrease in legal and professional fees.

Interest Income

Interest income was $0.5 million for the six months ended June 30, 2019 and 2018.

Liquidity and Capital Resources

Overview

As of June 30, 2019, we had total cash and cash equivalents of $47.4 million as compared to $41.5 million of cash, cash equivalent and short-term investments as of December 31, 2018. The $5.9 million increase in total cash, cash equivalents, and short-term investments was due primarily to the sale in February 2019 of 13,993,778 shares of common stock and 2,500 shares of Series A Convertible Preferred Stock at a public offering price of $2.00 and $2,000 per share, respectively, for gross proceeds of $33.0 million and net proceeds of $30.5 million, after deducting underwriting discounts and commission and other offering expenses payable by us. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in cash and money market bank accounts.

Similar to other development stage biotechnology companies, we have not generated any revenue since inception.  We have incurred losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the next several years. We incurred net losses of approximately $26.9 million and $26.1 million for the six months ended June 30, 2019 and 2018, respectively. These losses are expected to continue for an extended period of time.  As of June 30, 2019, we had an accumulated deficit of approximately $179.6 million and working capital of $44.4 million.

Management has evaluated whether there is substantial doubt about our ability to continue as a going concern and has determined that substantial doubt existed as of the date of this filing. This determination was based on the following factors: (i) our available cash as of the date of this filing will not be sufficient to fund our anticipated level of operations for the next 12 months from the filing of this quarterly report; (ii) we may not identify commercial partners to support development of our product candidates; and (iii) if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us we may have to significantly delay, scale back or discontinue our research and development programs or future commercialization efforts. In the opinion of management, these factors, among others, raise substantial doubt about our ability to continue as a going concern.

We plan to finance our cash needs through either equity offerings, debt financings, collaborations, strategic alliances, or licensing agreements or a combination of any such transactions. To the extent that we raise additional capital through future equity offerings or debt financings, ownership interests may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt and equity financings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. There can be no assurance that such financings will be obtained on terms acceptable to us, if at all. If we raise additional funds through collaborations, strategic alliances or licensing agreements with third parties for one or more of our current or future drug candidates, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates or to grant licenses on terms that may not be favorable to us. Our failure to raise capital as and when needed would have a material adverse effect on our financial condition and our ability to pursue our business strategy.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$(24,708)	$(24,547)
Investing activities	4,986	(40,217)
Financing activities	30,594	174
Net decrease in cash and cash equivalents	$10,872	$(64,590)

Net Cash Used in Operating Activities

Net cash used in operating activities was $24.7 million for the six months ended June 30, 2019, which consisted of net losses of $26.9 million offset by a net of $2.1 million of non-cash charges and changes in operating assets and liabilities, primarily related to $2.9 million of stock-based compensation expense. Net cash used in operating activities was $24.5 million for the six months ended June 30, 2018, which consisted of net losses of $26.1 million offset by $3.6 million of net non-cash charges.

Net Cash Used in Investing Activities

Net cash provided by investing activities was $5.0 million for the six months ended June 30, 2019, compared to $40.2 million of net cash used by investing activities for the six months ended June 30, 2018. The change in net cash provided by (used in) investing activities was primarily due to purchases of short-term investments during the six months ended June 30, 2018 compared to maturities and no purchases during the six months ended June 30, 2019.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $30.6 million for the six months ended June 30, 2019 was primarily due to the net proceeds from the February Offering. Net cash provided by financing activities of $0.2 million for the six months ended June 30, 2018 was primarily due to the proceeds from the exercise of stock options and purchases of shares under the 2017 employee stock purchase plan.

Contractual Obligations and Commitments

As of June 30, 2019, we had no material contractual obligations or commitments. We had no long-term debt or capital leases and no material non-cancelable purchase commitments with service providers, as we have generally contracted on a cancelable, purchase order basis. We excluded any potential contingent payments upon the achievement by us of clinical, regulatory and commercial events, as applicable, or royalty payments that we may be required to make under license agreements we have entered into with various entities pursuant to which we have in-licensed certain intellectual property as contractual obligations or commitments, including agreements with H. Lundbeck A/S, Northwestern, and our Takeda license agreement. Pursuant to these license agreements, we have agreed to make milestone payments up to an aggregate of $279.3 million upon the achievement of certain development, regulatory and sales milestones. We excluded these contingent payments given that the timing and amount, if any, of such payments cannot be reasonably estimated at this time.

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

During the six months ended June 30, 2019, there were no material changes to our critical accounting policies as reported for the year ended December 31, 2018 as part of our Annual Report on Form 10-K, which was filed with the SEC on March 7, 2019.  In addition, see Note 2 of our Condensed Consolidated Financial Statements under the heading “Recent Accounting Pronouncements” for new accounting pronouncements or changes to the accounting pronouncements during the six months ended June 30, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. As of June 30, 2019, we had cash equivalents of $47.4 million that were held in an interest-bearing money market account and zero of short-term investments invested in treasury notes. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and short-term investments and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in institutional market funds that are comprised of U.S. Treasury and U.S. Treasury-backed repurchase agreements as well as treasury notes and high quality short-term corporate bonds.

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

As of June 30, 2019, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On December 15, 2016, we and Northwestern University (“Northwestern”) entered into a license agreement (the “License Agreement”), pursuant to which Northwestern granted us an exclusive license to certain patent rights and know-how, including a patent application covering a specified composition of matter (the “Patent Application”). Northwestern previously entered into a license agreement with Catalyst Pharmaceuticals, Inc. (“Catalyst”), dated August 27, 2009, pursuant to which Northwestern granted Catalyst rights under certain intellectual property rights covering a different composition of matter (the “Catalyst License”). In addition, we are a party to a confidential disclosure agreement with Catalyst, dated September 16, 2016 (the “CDA”). On June 25, 2018, Catalyst sent a letter to Northwestern and the Company alleging, among other things, that Northwestern breached the Catalyst License by licensing the Patent Application to us. Catalyst’s letter also asserted that we had breached our obligations under the CDA by allegedly failing to disclose that we had a license to the Patent Application, and that a further breach would occur if the Company makes any use of information obtained under the CDA in connection with its development program arising from the rights granted under the License Agreement. Catalyst has asserted that the combined conduct of Northwestern and the Company gives rise to various claims, including breach of contract, fraud, and tortious interference. On May 20, 2019, we entered into a Settlement Agreement with Catalyst, pursuant to which Catalyst released the Company from any and all claims, known or unknown, arising from or related to the dispute between Catalyst and Northwestern, the License Agreement, and/or the claims that Catalyst asserted against Ovid in the June 25, 2018 letter.  Under the settlement we retain all rights and privileges previously granted to us under the Northwestern Licensing Agreement.

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

Risks Related to Our Financial Position and Need For Additional Capital

We have incurred significant operating losses since inception and expect to continue to incur substantial operating losses for the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern if we are unsuccessful raising additional capital.

Since inception in April 2014, we have incurred significant operating losses. Our net loss for the six months ended June 30, 2019 and 2018 was $26.9 million and $26.1 million, respectively. As of June 30, 2019, we had an accumulated deficit of $179.6 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our drug candidates, as well as hiring employees and building our infrastructure. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

We believe that our existing cash and cash equivalents may not be sufficient to fund our current and planned operations through the 12 months following the date of this quarterly report on Form 10-Q, which raises substantial doubt about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of our common stock.  If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment. Further, the perception that we may be unable to continue as a going concern may impede our ability to pursue strategic opportunities or operate our business due to concerns regarding our ability to discharge our contractual obligations. In addition, if there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, or at all.

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

As of June 30, 2019, our cash and cash equivalents was $47.4 million. We believe that our existing cash and cash equivalents may not be sufficient to fund our current operating plans through at least 12 months from the filing of this Quarterly Report on Form 10-Q.

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

We acquired rights to OV101, pursuant to a license agreement with H. Lundbeck A/S (“Lundbeck”) in March 2015 (the “Lundbeck Agreement”), as amended on May 10, 2019. Under the Lundbeck Agreement, as amended, we are subject to significant obligations, including payment obligations upon achievement of specified milestones and royalties on drug sales, as well as other material obligations. We are obligated to pay Lundbeck milestone payments up to an aggregate of $189.0 million upon the achievement of certain development, regulatory and sales milestone events. In addition, we are obligated to pay Lundbeck tiered royalties based on net sales of OV101. If these payments become due under the terms of the Lundbeck agreement, we may not have sufficient funds available to meet our obligations and our development efforts may be harmed.

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

We intend to seek a broad indication for OV101 to treat Angelman syndrome. However, Angelman syndrome is characterized by a variety of signs and symptoms, such as delayed development, intellectual disability, severe speech impairment, problems with movement and balance, seizures, sleep disorders and anxiety. In order to obtain a broad indication for treatment of Angelman syndrome from the FDA, we may need to demonstrate efficacy on several of the key symptoms of Angelman syndrome. If we fail to do so, our clinical development may be delayed and/or our label may be limited. Based on feedback from the FDA, we developed acceptable endpoints and obtained the FDA’s agreement before initiating the Phase 3 NEPTUNE trial. For Europe, we will obtain European Medicines Agency (EMA) advice and if we fail to reach an agreement with the EMA as to how to conduct the Phase 3 Angelman trials, our clinical development plan will be delayed in Europe.

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

For OV101, the FDA granted orphan drug designation for OV101 for the treatment of Angelman syndrome and for the treatment of Fragile X syndrome in September 2016 and October 2017, respectively, and fast track designation for the treatment of Angelman syndrome and Fragile X syndrome in December 2017 and March 2018, respectively. The EMA granted orphan designation for OV101 for the treatment of Angelman syndrome in June 2019. The FDA granted orphan drug designation for OV935 for the treatment of Dravet syndrome and Lennox-Gastaut syndrome both in December 2017. We intend to pursue orphan drug designation for OV101 in additional indications, as well as for OV935 and potential other future drug candidates. Obtaining orphan drug designations is important to our business strategy; however, obtaining an orphan drug designation can be difficult and we may not be successful in doing so. Even if we were to obtain orphan drug designation for a drug candidate, we may not obtain orphan exclusivity and that exclusivity may not effectively protect the drug from the competition of different drugs for the same condition, which could be approved during the exclusivity period. Additionally, after an orphan drug is approved, the FDA could subsequently approve another application for the same drug for the same indication if the FDA concludes that the later drug is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusive marketing rights in the United States also may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. The failure to obtain an orphan drug designation for any drug candidates we may develop, the inability to maintain that designation for the duration of the applicable period, or the inability to obtain or maintain orphan drug exclusivity could reduce our ability to make sufficient sales of the applicable drug candidate to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition.

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

Pursuant to the Lundbeck Agreement, as amended, we obtained an exclusive, worldwide license to develop, manufacture and commercialize OV101 for the treatment of human disease. However, the Lundbeck Agreement, as amended, permits Lundbeck and certain other entities to manufacture and research OV101 and, in certain situations, to perform additional non-commercial activities involving OV101, all of which could result in new patentable inventions concerning the manufacture or use of OV101. While the Lundbeck Agreement, as amended, prohibits Lundbeck from filing certain patent applications regarding OV101 and obligates Lundbeck to include certain newly filed patents in the license granted to us, if new patents issue that cover valuable methods for making or using OV101, we would be prohibited from employing such methods to manufacture or use OV101 unless we obtain a license to such patents.

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

As of June 30, 2019, we had 47 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day operations and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational inefficiencies, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future drug candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance, our ability to commercialize drug candidates, develop a scalable infrastructure and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance future cash needs through public or private equity or debt offerings. In June 2018, we filed a shelf registration statement on Form S-3 (Registration No. 333-225391) that allows us to sell up to an aggregate of $200 million of our common stock, which includes up to $50.0 million designated in the prospectus supplement for an at-the-market offering program. As of June 30, 2019, no sales have been made pursuant to the at-the-market offering program. We may also seek additional funding through government or other third-party funding and other collaborations, strategic alliances and licensing arrangements. These financing activities may have an adverse impact on our stockholders’ rights as well as on our operations, and such additional funding may not be available on reasonable terms, if at all. If we raise additional funds through the issuance of additional debt or equity securities, it may result in dilution to our existing stockholders and/or increased fixed payment obligations. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations and potentially impair our competitiveness, such as redeeming our shares, making investments, issuing additional equity, limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, if we seek funds through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us. Any of these events could significantly harm our business, financial condition and prospects.

Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Based upon our shares of our common stock outstanding as of July 30, 2019, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 70.4% of our outstanding common stock.

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

10.1

First Amendment to License Agreement by and between H. Lundbeck A/S and the Company, dated May 10, 2019 (as incorporated herein by reference to Exhibit 11 of the Company’s Current Report on Form 8-K/A (File No. 001-38085), filed with the Commission on June 17, 2019).

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

OVID THERAPEUTICS INC.

Date: August 7, 2019	By:	/s/ Jeremy M. Levin
Jeremy M. Levin
Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2019	By:	/s/ Timothy Daly
Timothy Daly
Senior Vice President, Finance and Corporate Controller (Principal Financial and Accounting Officer)