Form 10-Q
period 2019-09-30
Ovid Therapeutics Inc.
filed 2019-11-08
CIK 1636651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 6, 2019, the registrant had 47,816,434 shares of common stock, $0.001 par value per share, outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

OVID THERAPEUTICS INC.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2019	2018
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$37,907,904	$36,489,618
Short-term investments	-	5,011,034
Related party receivable	-	600,104
Prepaid expenses and other current assets	1,242,591	2,167,391
Total current assets	39,150,495	44,268,147

Long-term prepaid expenses	1,006,620	2,797,561
Security deposit	113,550	122,155
Property and equipment, net	72,241	69,867
Other assets	351,271	391,872
Total assets	$40,694,177	$47,649,602

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,341,548	$3,755,595
Accrued expenses	4,681,695	5,088,862
Related party payable	337,773	-
Total current liabilities	10,361,016	8,844,457
Related party payable - noncurrent	286,562	-
Total liabilities	10,647,578	8,844,457

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; Series A convertible preferred stock, 10,000 and zero shares designated, 3,762 and zero shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	4	-
Common stock, $0.001 par value; 125,000,000 shares authorized; 37,466,434 and 24,654,114 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	37,467	24,654
Additional paid-in-capital	226,196,440	191,477,598
Accumulated other comprehensive loss	-	(1,829)
Accumulated deficit	(196,187,312)	(152,695,278)
Total stockholders' equity	30,046,599	38,805,145
Total liabilities and stockholders' equity	$40,694,177	$47,649,602

See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$11,597,633	$8,544,547	$30,052,432	$25,168,446
General and administrative	5,168,103	4,631,228	14,089,106	14,636,941
Total operating expenses	16,765,736	13,175,775	44,141,538	39,805,387
Loss from operations	(16,765,736)	(13,175,775)	(44,141,538)	(39,805,387)
Interest income	131,164	213,992	649,504	725,709
Net loss	$(16,634,572)	$(12,961,783)	$(43,492,034)	$(39,079,678)
Net loss attributable to common stockholders	$(16,634,572)	$(12,961,783)	$(43,492,034)	$(39,079,678)
Net loss per share attributable to common stockholders, basic and diluted	$(0.43)	$(0.53)	$(1.21)	$(1.59)
Weighted-average common shares outstanding basic and diluted	38,504,825	24,634,380	35,872,441	24,623,225

See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(16,634,572)	$(12,961,783)	$(43,492,034)	$(39,079,678)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	-	11,347	1,829	(4,675)
Comprehensive loss	$(16,634,572)	$(12,950,436)	$(43,490,205)	$(39,084,353)

See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Deficit	Total
Balance, December 31, 2018	-	$-	24,654,114	$24,654	$191,477,598	$(1,829)	$(152,695,278)	$38,805,145
Proceeds from February Offering, net of underwriting costs and commissions	2,500	3	13,993,778	13,994	30,508,031	-	-	30,522,028
Stock-based compensation expense	-	-	-	-	1,642,540	-	-	1,642,540
Issuance of common stock from ESPP purchase	-	-	45,126	45	73,059	-	-	73,104
Other comprehensive gain	-	-	-	-	-	3,179	-	3,179
Net loss	-	-	-	-	-	-	(13,800,195)	(13,800,195)
Balance, March 31, 2019	2,500	3	38,693,018	38,693	223,701,228	1,350	(166,495,473)	57,245,801
Underwriting costs of February Offering	-	-	-	-	(1,193)	-	-	(1,193)
Stock-based compensation expense	-	-	-	-	1,251,908	-	-	1,251,908
Other comprehensive loss	-	-	-	-	-	(1,350)	-	(1,350)
Net loss	-	-	-	-	-	-	(13,057,267)	(13,057,267)
Balance, June 30, 2019	2,500	3	38,693,018	38,693	224,951,943	-	(179,552,740)	45,437,899
Stock-based compensation expense	-	-	-	-	1,184,481	-	-	1,184,481
Issuance of common stock from ESPP purchase	-	-	35,416	36	58,755	-	-	58,791
Conversion of common stock to series A convertible preferred stock	1,262	1	(1,262,000)	(1,262)	1,261	-	-	-
Net loss	-	-	-	-	-	-	(16,634,572)	(16,634,572)
Balance, September 30, 2019	3,762	$4	37,466,434	$37,467	$226,196,440	$-	$(196,187,312)	$30,046,599

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Deficit	Total
Balance, December 31, 2017	-	$-	24,606,256	$24,606	$184,127,565	$-	$(100,715,668)	$83,436,503
Stock-based compensation expense	-	-	-	-	1,794,967	-	-	1,794,967
Issuance of common stock from exercise of stock options	-	-	1,751	2	12,676	-	-	12,678
Issuance of common stock from ESPP purchase	-	-	9,972	10	62,713	-	-	62,723
Other comprehensive loss	-	-	-	-	-	(35,914)	-	(35,914)
Net loss	-	-	-	-	-	-	(13,182,758)	(13,182,758)
Balance, March, 31, 2018	-	-	24,617,979	24,618	185,997,921	(35,914)	(113,898,426)	72,088,199
Stock-based compensation expense	-	-	-	-	1,844,205	-	-	1,844,205
Issuance of common stock from exercise of stock options	-	-	13,993	14	98,687	-	-	98,701
Other comprehensive gain	-	-	-	-	-	19,892	-	19,892
Net loss	-	-	-	-	-	-	(12,935,140)	(12,935,140)
Balance, June 30, 2018	-	-	24,631,972	24,632	187,940,813	(16,022)	(126,833,566)	61,115,857
Stock-based compensation expense	-	-	-	-	1,693,609	-	-	1,693,609
Issuance of common stock from ESPP purchase	-	-	22,142	22	112,016	-	-	112,038
Other comprehensive gain	-	-	-	-	-	11,347	-	11,347
Net loss	-	-	-	-	-	-	(12,961,783)	(12,961,783)
Balance, September 30, 2018	-	$-	24,654,114	$24,654	$189,746,438	$(4,675)	$(139,795,349)	$49,971,068

See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(43,492,034)	$(39,079,678)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	4,078,929	5,332,781
Depreciation and amortization expense	201,201	86,441
Change in accrued interest and accretion of discount on short-term investments	12,863	(23,949)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	924,800	(1,284,232)
Security deposit	8,605	(32,965)
Related party receivable	600,104	-
Long-term prepaid expenses	1,790,941	(3,938,957)
Accounts payable	1,455,155	2,513,619
Accrued expenses	(407,167)	1,834,070
Related party payable	624,335	-
Net cash used in operating activities	(34,202,268)	(34,592,870)

Cash flows from investing activities:
Purchases of short-term investments	-	(49,975,100)
Proceeds from maturities of short-term investments	5,000,000	28,000,000
Purchase of property and equipment	(25,911)	(39,492)
Software development and other assets	(6,265)	(291,096)
Net cash provided by (used in) investing activities	4,967,824	(22,305,688)

Cash flows from financing activities:
Proceeds from February Offering, net of offering expenses	30,520,835	-
Proceeds from employee stock purchase plan	131,895	174,761
Proceeds from exercise of options	-	111,377
Net cash provided by financing activities	30,652,730	286,138

Net increase (decrease) in cash and cash equivalents	1,418,286	(56,612,420)
Cash and cash equivalents, at beginning of period	36,489,618	87,125,600
Cash and cash equivalents, at end of period	$37,907,904	$30,513,180

Non-cash investing and financing activities:
Software development and other costs in accrued expenses	$125,852	$—
Purchase of property and equipment in accounts payable	$4,946	$—

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

In October 2019, the Company sold 9,000,000 shares of its common stock and 4,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) at a public offering price of $2.50 and $2,500 per share, respectively, for gross proceeds of $32.5 million and estimated net proceeds of $30.5 million after deducting underwriting discounts and commission and other offering expenses payable by the Company (“October Offering”).  In addition, the Company granted the underwriters a 30-day option to purchase an additional 1,350,000 shares of common stock offered in the common stock offering.  On November 5, 2019, the underwriters fully exercised the 30-day option shares at an offering price of $2.50 for gross proceeds of $3.4 million and net proceeds of $3.2 million after deducting underwriting discounts and commission and other offering expenses.

In February 2019, the Company sold 13,993,778 shares of its common stock and 2,500 shares of Series A Preferred Stock at a public offering price of $2.00 and $2,000 per share, respectively, for gross proceeds of $33.0 million and net proceeds of $30.5 million after deducting underwriting discounts and commission and other offering expenses payable by the Company (“February Offering”).

The Company has not generated any revenue since inception. As a result, the Company has incurred recurring losses and requires significant cash resources to execute its business plans. The Company has an accumulated deficit of $196.2 million as of September 30, 2019 and had cash outflows from operating activities of $34.2 million for the nine months ended September 30, 2019.

The Company has incurred operating losses since inception and expects to continue to incur net losses for at least the next several years and is highly dependent on its ability to find additional sources of funding through either equity offerings, debt financings, collaborations, strategic alliances, or licensing agreements or a combination of any such transactions. Management believes that the Company’s existing cash, and cash equivalents as of September 30, 2019, combined with the proceeds from the October Offering, will be sufficient to fund its current operating plans through at least the next 12 months from the date of filing of the Company’s Quarterly Report on Form 10-Q. Adequate additional funding may not be available to the Company on acceptable terms or at all. The failure to raise capital as and when needed could have a negative impact on the Company’s financial condition and ability to pursue its business strategy.  If the Company is unable to raise capital, it may be required to delay, reduce the scope of or eliminate research and development programs, or obtain funds through arrangements with collaborators or others that may require the Company to relinquish rights to certain drug candidates that the Company might otherwise seek to develop or commercialize independently.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 7, 2019. There have been no material changes to the significant accounting policies during the period ended September 30, 2019, except for items mentioned below.

(A) Unaudited Interim Condensed Financial Statements

The interim condensed balance sheet at September 30, 2019, the condensed statements of operations, comprehensive loss and stockholders’ equity for the three and nine months ended September 30, 2019 and 2018, and the condensed statements of cash flows for the nine months ended September 30, 2019 and 2018 are unaudited. The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP are condensed or omitted. These condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of its financial information. The results of operations for the three and nine months ended September 30, 2019 and 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other future annual or interim period. The balance sheet as of December 31, 2018 included herein was derived from the audited financial statements as of that date. These interim condensed financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K.

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

New accounting standards which have not yet been adopted

On August 29, 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other-Internal-Use Software (Subtopic 350-40), - which amends ASC 350-40 to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement (“CCA”) that is a service contract. ASU No. 2018-15 aligns the accounting for costs incurred to implement a CCA that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, the ASU amends ASC 350 to include in its scope implementation costs of a CCA that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in a CCA that is considered a service contract. According to the standard the balance sheet line item for the presentation of capitalized implementation costs should be the same as that for the prepayment of fees related to the hosting arrangement and the manner in which an entity classifies the cash flows related to capitalized implementation costs should be the same as that in which it classifies the cash flows for the fees related to the hosting arrangement. ASU 2018-15 is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods therein. Entities are permitted to apply either a retrospective or prospective transition approach to adopt the guidance. When prospective transition is chosen, entities must apply the transition requirements to any eligible costs incurred after adoption. The Company is in the process of assessing the impact of this standard on its financial statements.

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

NOTE 3 – CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

All short-term investments are classified as available-for-sale. The following tables summarize the fair value of cash, cash equivalents, and short-term investments, as well as gross unrealized holding gains and losses as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	holding gains	holding losses	value
Cash	$141,572	$-	$-	$141,572
Money market funds (a)	37,766,332	-	-	37,766,332
Total cash and cash equivalents	$37,907,904	$-	$-	$37,907,904

(a) As of September 30, 2019, the Company's Level 1 assets consisted of money market funds totaling $37.8 million. The Company had no level 2 or level 3 assets or liabilities as of September 30, 2019.

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

As of September 30, 2019 and December 31, 2018, the aggregate fair value of securities that were in an unrealized loss position for less than 12 months was zero and $5.0 million, respectively. The Company did not hold any securities in an unrealized loss position for more than 12 months as of September 30, 2019.

NOTE 4 – PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

Property and equipment is summarized as follows:

	September 30,	December 31,
	2019	2018
Furniture and equipment	$186,888	$156,031
Less accumulated depreciation	(114,647)	(86,164)
Total property and equipment, net	$72,241	$69,867

Depreciation expense was $28,000 and $26,000 for the nine months ended September 30, 2019 and 2018, respectively.  Depreciation expense was $10,000 and $7,000 for the three months ended September 30, 2019 and 2018, respectively.

Intangible assets, net of accumulated amortization, were $351,000 and $392,000 as of September 30, 2019 and December 31, 2018, respectively, and are included in other assets. Amortization expense was $173,000 and $61,000 for the nine months ended September 30, 2019 and 2018, respectively. Amortization expense was $46,000 and $25,000 for the three months ended September 30, 2019 and 2018, respectively.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,	December 31,
	2019	2018
Clinical trials accrual	$1,479,223	$1,352,133
Payroll and bonus accrual	2,109,293	2,779,021
Professional fees accrual	856,463	772,785
Other	236,716	184,923
Total	$4,681,695	$5,088,862

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

In September 2019, the Company entered into an exchange agreement with entities affiliated with Biotechnology Value Fund, L.P., pursuant to which the Company exchanged an aggregate of 1,262,000 shares of the Company’s common stock, owned by the Exchanging Stockholders for an aggregate of 1,262 shares of the Company’s Series A Convertible Preferred Stock. The Exchange Shares were issued without registration under the Securities Act of 1933, as amended, in reliance on the exemption from registration contained in Section 3(a)(9) of the Securities Act.  None of these expenses consisted of payments made by the Company to directors, officers or persons owning 10% or more of the Company’s common stock or to their associates, or to the Company’s affiliates.

In February 2019, the Company sold 13,993,778 shares of its common stock and 2,500 shares of Series A Preferred Stock at a public offering price of $2.00 and $2,000 per share, respectively, for gross proceeds of $33.0 million and net proceeds of $30.5 million, after deducting underwriting discounts and commission and other offering expenses payable by the Company. None of these expenses consisted of payments made by the Company to directors, officers or persons owning 10% or more of the Company’s common stock or to their associates, or to the Company’s affiliates. Each share of non-voting Series A Preferred Stock is convertible into 1,000 shares of common stock, provided that conversion will be prohibited, subject to certain exceptions, if, as a result, the holder and its affiliates would beneficially own more than 9.99% or 14.99%, at the holder’s election, of the common stock then outstanding.

Dividends

No dividends on the common stock shall be declared and paid unless dividends on the Preferred Stock have been declared and paid. Through September 30, 2019, the Company has not declared any dividends.

NOTE 7 – STOCK-BASED COMPENSATION

On August 29, 2014, the Company’s Board of Directors adopted and approved the 2014 Equity Incentive Plan (the “2014 Plan”), which authorized the Company to grant shares of common stock in the form of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock and restricted stock units.

The Company's Board of Directors adopted and the Company's stockholders approved the 2017 equity incentive plan (“2017 Plan”), which became effective immediately on May 4, 2017. The initial reserve of shares of common stock under the 2017 Plan was 3,052,059 shares.  The 2017 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards, and other forms of stock-based awards.  Additionally, the 2017 Plan provides for the grant of performance cash awards. The Company's employees, officers, directors and consultants and advisors are eligible to receive awards under the 2017 Plan.  Upon the adoption of the 2017 Plan, no further awards will be granted under the 2014 Plan. Pursuant to the terms of the 2017 Plan, on each January 1st, the plan limit shall be increased by the lesser of (x) 5% of the number of shares of common stock outstanding as of the immediately preceding December 31 and (y) such lesser number as the Board of Directors may determine in its discretion. On January 1, 2019, an additional 1,232,705 shares were reserved for issuance under the 2017 Plan. As of September 30, 2019, there were 3,726,302 shares of the Company’s common stock reserved and available for issuance under the 2017 Plan.

The Company's Board of Directors adopted, and the Company's stockholders approved the 2017 employee stock purchase plan (the “2017 ESPP”), which became effective immediately prior to the execution of the underwriting agreement related to the Company’s initial public offering on May 4, 2017. The initial reserve of shares of common stock that may be issued under the 2017 ESPP was 279,069 shares. On September 20, 2017, the Company’s Compensation Committee approved an offering period under the 2017 ESPP, which began on October 20, 2017. The ESPP allows employees to purchase common stock of the Company at a 15% discount to the market price on designated purchase dates. During the three months ended September 30, 2019 and 2018, 35,416 and 22,142 shares were purchased under the ESPP and the Company recorded expense of $35,000 and $30,000, respectively. During the nine months ended September 30, 2019 and 2018, 80,542 and 32,114 shares were purchased under the ESPP and the Company recorded expense of $100,000 and $77,000, respectively.  The number of shares of common stock reserved for issuance under the 2017 ESPP will automatically increase on January 1 of each year, beginning on January 1, 2018 and continuing through and including January 1, 2027, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (ii) 550,000 shares or (iii) such lesser number of shares determined by our Board.  On January 1, 2019, an additional 246,541 shares were reserved for issuance under the 2017 ESPP. As of September 30, 2019, there were 659,016 shares of the Company’s common stock reserved for issuance under the 2017 ESPP.

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

Performance-based option awards generally have similar terms, with vesting commencing on the date the performance condition is achieved and expire in accordance with the specific terms of the agreement. At September 30, 2019, there were 665,375 performance-based options outstanding and unvested that include options to be granted upon the achievement of certain research and development milestones.

The fair value of options granted during the nine months ended September 30, 2019 and 2018 was estimated using the Black-Scholes option valuation model. The inputs for the Black-Scholes option valuation model require management’s significant assumptions and are detailed in the table below. The risk-free interest rates were based on the rate for U.S. Treasury securities at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected life was based on the simplified method in accordance with the SEC Staff Accounting Bulletin No. Topic 14D. The expected volatility was estimated based on historical volatility information of peer companies that are publicly available.

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

The Company granted 175,000 and zero stock options to nonemployee consultants for services rendered during the nine months ended September 30, 2019 and 2018, respectively. There were 152,073, and 12,356 unvested nonemployee options outstanding as of September 30, 2019, and 2018, respectively. Total expense recognized related to the nonemployee stock options for the three months ended September 30, 2019 and 2018 was $35,000 and $40,730, respectively. Total expense recognized related to the nonemployee stock options for the nine months ended September 30, 2019 and 2018 was $17,000 and $133,000, respectively. Total unrecognized compensation expenses related to the nonemployee stock options was $339,475 as of September 30, 2019. During the nine months ended September 30, 2019 and 2018, the Company recognized no expense for nonemployee performance-based option awards.

The Company granted 1,781,115 and 1,352,578 stock options to employees during the nine months ended September 30, 2019 and 2018 respectively. There were 2,615,208 and 2,493,308 unvested employee options outstanding as of September 30, 2019, and 2018, respectively. Total expense recognized related to the employee stock options for the three months ended September 30, 2019 and 2018 was $1.1 million and $1.6 million, respectively.  Total expense recognized related to the employee stock options for the nine months ended September 30, 2019 and 2018 was $4.0 million and $5.1 million, respectively.  Total unrecognized compensation expense related to employee stock options was $6.3 million as of September 30, 2019. During the nine months ended September 30, 2019 and 2018, the Company recognized $9,000 and zero, respectively in expenses for employee performance-based option awards.

The Company’s stock-based compensation expense was recognized in operating expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$545,742	$790,770	$1,872,617	$2,296,259
General and administrative	638,740	902,836	2,206,312	3,036,522
Total	$1,184,482	$1,693,606	$4,078,929	$5,332,781

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options	$1,149,617	$1,663,566	$3,979,138	$5,256,112
Employee Stock Purchase Plan	34,865	30,040	99,791	76,669
Total	$1,184,482	$1,693,606	$4,078,929	$5,332,781

The fair value of employee options granted during the three and nine months ended September 30, 2019 and 2018 was estimated by utilizing the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	Weighted Average	Weighted Average	Weighted Average	Weighted Average
Volatility	76.55%	89.04%	84.38%	84.56%
Expected term in years	6.08	5.78	6.07	6.00
Dividend rate	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	1.72%	2.78%	2.43%	2.60%
Fair value of option on grant date	$1.44	$4.84	$1.52	$6.06

The fair value of nonemployee options granted and remeasured during the three and the nine months ended September 30, 2019 and 2018 was estimated by utilizing the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	Weighted Average	Weighted Average	Weighted Average	Weighted Average
Volatility	-	85.80%	74.56%	85.80%
Expected term in years	-	3.48	5.30	3.48
Dividend rate	-	0.00%	0.00%	0.00%
Risk-free interest rate	-	2.77%	2.37%	2.77%
Fair value of option on measurement date	-	$2.92	$1.07	$2.92

The following table summarizes the number of options outstanding and the weighted average exercise price:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life in Years	Value
Options Outstanding December 31, 2018	4,714,383	$8.10	7.89	$153,485
Granted	1,956,115	2.02	9.46
Exercised	-	-	-
Forfeited or expired	(791,740)	6.63	-
Options Outstanding September 30, 2019	5,878,758	$6.28	7.77	$2,411,391
Vested and exercisable at September 30, 2019	3,111,477	$7.92	6.76	$252,705

At September 30, 2019 there was approximately $6.6 million of unamortized share–based compensation expense, which is expected to be recognized over a remaining average vesting period of 2.01 years.

NOTE 8 – INCOME TAXES

The Company did not record a federal or state income tax provision for the periods presented as it has incurred net losses since inception. In addition, the net deferred tax assets generated from the net operating losses have been fully reserved as the Company believes it is not more likely than not that the benefit will be realized.

During the nine months ended September 30, 2018, the Company recorded a $186,000 refundable credit towards future New York City tax expense as a reduction to operating expenses. The credit is for qualified emerging technology companies focused on biotechnology located in New York City.

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

As of September 30, 2019, none of these contingent payments were considered probable.

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

NOTE 10 – COLLABORATION AGREEMENT

Takeda Collaboration

On January 6, 2017, the Company entered into a license and collaboration with Takeda to jointly develop and commercialize the compound TAK-935, which the Company has licensed from Takeda and now refers to as OV935 (soticlestat), in certain territories. Under the Takeda collaboration, the Company is obligated to pay Takeda future payments if and when certain milestones are achieved. Upon the first patient enrollment in the first Phase 3 trial for the first of the initial indications the Company and Takeda are focusing on in the Takeda collaboration, the Company is obligated to issue to Takeda the number of unregistered shares of the Company’s common stock equal to the lesser of (a) 8% of the Company outstanding capital stock (including preferred stock on an as-converted basis) on the issuance date or (b) $50.0 million divided by the applicable share price. The remaining potential global commercial and regulatory milestone payments equal approximately $35.0 million and can be satisfied in cash or unregistered shares of the Company’s common stock at its election, unless certain events occur.  In the event a payment settled in shares of the Company’s common stock would cause Takeda to own over 19.99% of the Company’s outstanding capital stock or certain other events occur, such payment must be paid in cash.  None of these potential milestone payments mentioned above are deemed probable at September 30, 2019.

During the nine months ended September 30, 2019, the Company recognized a credit in research and development expenses of $3.6 million representing costs to be reimbursed to the Company from Takeda.  During the nine months ended September 30, 2018, the Company recognized a credit of $681,000 in research and development expenses representing expenses reimbursed to the Company from Takeda in respect of this collaboration agreement. During the three months ended September 30, 2019, the Company recognized a credit of $725,000 in research and development expenses representing costs reimbursable to the Company from Takeda. During the three months ended September 30, 2018, the Company recognized a credit of $776,000 research and development expenses representing costs reimbursed to the Company from Takeda.

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

On March 24, 2019, the Company entered into a separation and consulting agreement with Dr. Matthew During in connection with Dr. During’s resignation as President and Chief Scientific Officer with the Company effective as of April 1, 2019. Pursuant to the separation and consulting agreement, Dr. During agreed to non-solicit and non-compete covenants through such time as he remains a consultant to the Company, as well as a general release of claims in connection therewith. Dr. During agreed to a three-year consulting arrangement, pursuant to which he will be paid, amongst other specific milestone and meeting related fees, $150,000 per year for his role as the Chairman of our Scientific Advisory Board and $150,000 per year for other advisory and consulting services. Further, Dr. During was granted options to acquire 100,000 shares of common stock at an exercise price of $1.76 per share, the fair market value on April 1, 2019, which options shall vest in full upon completion of a specific clinical milestone, subject to Dr. During’s continued service through such vesting date. In the event such option does not vest by December 31, 2020, the stock option will expire. Provided further, in recognition of Dr. During’s service on the Scientific Advisory Board, Dr. During was granted options to acquire 75,000 shares of common stock at an exercise price equal to $1.76 per share, the fair market value on April 1, 2019.

NOTE 12 – NET LOSS PER SHARE

Basic and diluted net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. For all periods presented, the common shares underlying the options have been excluded from the calculation because their effect would be anti-dilutive. Therefore, the weighted-average shares outstanding used to calculate both basic and diluted loss per common share are the same. Under the terms of the Series A Preferred Stock issued in 2019, Preferred stockholders do not share in losses of the Company and have no obligation to fund losses or transfer assets.  Since there is a loss, diluted EPS should be computed in the same manner as basic EPS and because no potential common shares shall be included in the computation of any diluted per-share amounts when a loss exists, the Series A Preferred Stock should be excluded from the computation of basic and diluted EPS.  There was no Preferred Stock issued or outstanding in 2018.

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	Nine Months Ended September 30,
	2019	2018
Stock options to purchase common stock	5,878,758	5,197,915
Series A convertible preferred stock	3,762	-

NOTE 13 – SUBSEQUENT EVENTS

Public Stock Offering

On October 4, 2019, the Company sold 9,000,000 shares of its common stock and 4,000 shares of Series A Convertible Preferred Stock at a public offering price of $2.50 and $2,500 per share, respectively, for gross proceeds of $32.5 million and estimated net proceeds of $30.5 million after deducting underwriting discounts and commission and other offering expenses payable by the

Company. None of these expenses consisted of payments made by the Company to directors, officers or persons owning 10% or more of the Company’s common stock or to their associates, or to the Company’s affiliates. Each share of non-voting Series A Preferred Stock is convertible into 1,000 shares of common stock, provided that conversion will be prohibited, subject to certain exceptions, if, as a result, the holder and its affiliates would beneficially own more than 9.99% or 14.99%, at the holder’s election, of the common stock then outstanding.  On November 5, 2019, the underwriters fully exercised the 30-day option shares at an offering price of $2.50 for gross proceeds of $3.4 million and net proceeds of $3.2 million after deducting underwriting discounts and commission and other offering expenses.

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

Overview

We are a late-stage clinical biopharmaceutical company focused exclusively on developing impactful medicines for patients and families living with rare neurological disorders. We believe these disorders represent an attractive area for drug development as the understanding of the underlying biology has grown meaningfully over the last few years and only now is being appreciated by the industry. Our experienced team began with a vision to integrate the biology and symptomology of rare neurological conditions to employ innovative research and clinical strategies for the development of our drug candidates. Based on recent scientific advances in genetics and the biological pathways of the brain, we created a proprietary map of disease-relevant pathways and used it to identify and acquire novel compounds for the treatment of rare neurological disorders. We are also building a deep knowledge of the diseases and the clinically meaningful endpoints required for development of a compound in these rare neurological disorders. We continue to execute on our strategy by in-licensing and collaborating with leading biopharmaceutical companies and academic institutions. We have developed a robust pipeline of first-in-class and only-in-class clinical assets with an initial focus on neurodevelopmental disorders and developmental and epileptic encephalopathies (“DEE”).

The following table sets forth the status and mechanism of action of our product candidates and key milestones expected within the next 12 months:

Our most advanced candidate is OV101 (gaboxadol). We have successfully completed a Phase 2 trial in adults and adolescents with Angelman syndrome, which we refer to as the STARS clinical trial. As previously announced, the STARS clinical trial achieved its primary endpoint of safety and tolerability and showed a statistically significant improvement in the once-daily OV101 dosing group on the pre-specified physician-rated Clinical Global Impressions-Improvement (“CGI-I”) exploratory endpoint as well as improvements in relevant symptoms such as sleep, motor function and behavior.  Following the STARS study we conducted a post hoc analysis of the STARS data which demonstrated that the study subjects in the once-daily dosing group of OV101 showed (i) improvements on the CGI-I scale increasing over time for the once-daily dosing group versus placebo, and (ii) improvements on the CGI-I scale being more robust in younger patients for the once-daily dosing group.

Following discussion of the STARS clinical trial with the U.S. Food and Drug Administration (“FDA”) and German regulatory authorities, we designed and initiated a pivotal Phase 3 clinical trial in OV101 for Angelman syndrome in June 2019, which we refer to as the NEPTUNE clinical trial. NEPTUNE is a 12-week, two-arm, double-blind, placebo-controlled trial with approximately 60 patients aged 4 to 12 years randomized to either once daily, weight-based dose of OV101 or to placebo. A few patients aged 2-3 years will also be enrolled for safety assessments only. The primary endpoint is the change in the overall CGI-I-AS score at 12-weeks versus baseline between the OV101 and placebo groups.  In September 2019, we announced that the first patient had been randomized in NEPTUNE, and we expect to report data from this trial by mid-2020. There are no other drug candidates in clinical development, or drugs approved, for treatment of Angelman syndrome.

Based on the STARS clinical trial data, we also initiated an open-label extension study (ELARA) which enrolled its first patient in February 2019, and enrollment in this study is ongoing.  In June 2019, the European Commission granted OV101 orphan drug designation for the treatment of Angelman syndrome based on the results of the STARS clinical trial.

We also are currently conducting a Phase 2 trial evaluating OV101 in adolescent and young male adults with Fragile X Syndrome, which we refer to as the ROCKET clinical trial. The primary endpoint of ROCKET is safety and tolerability of OV101 over 12 weeks of treatment in three different cohorts of either 5mg once daily, 5mg twice daily or 5mg three times daily. A secondary efficacy endpoint evaluates changes in behavior during 12 weeks of treatment with OV101 using the Aberrant Behavior Checklist that has been used in previous trials for Fragile X syndrome. We expect to report data from ROCKET in early 2020.

In addition, we are in a license and collaboration with Takeda Pharmaceutical Company Limited (“Takeda”) to jointly develop and commercialize TAK-935, which we have licensed from Takeda and refer to as OV935 (soticlestat). We are initially studying OV935 for those suffering from severe and often intractable forms of DEE, including Dravet syndrome, Lennox-Gastaut syndrome (“LGS”) and CDKL5 Deficiency Disorder and Duplication 15q (Dup15Q) syndrome. Each of these disorders either has limited or no therapeutic options. We completed a Phase 1b/2a clinical trial of OV935 in a heterogeneous group of adults with DEE and announced the results in December 2018. The trial achieved its primary endpoint of safety and tolerability, dose proportional reduction in a potential plasma biomarker called 24HC, and a robust reduction in seizure frequency (61% at day 92) with two study subjects becoming seizure-free at the end of the treatment period.

Following this trial, we reported the initial data from the ENDYMION Phase 2 open-label extension study of OV935 in six study subjects who previously completed our 12-week Phase 1b/2a clinical trial of OV935 in adults with DEE.  The longer-term data from ENDYMION out to 48 weeks suggest increased seizure reduction with prolonged treatment of OV935 and is consistent with the believed mechanism of action of OV935. Median seizure frequency reductions were 84% following 25 to 36 weeks (n=6) and 90% following 37 to 48 weeks (n=4) of treatment. In general, a greater reduction in seizure frequency was observed in those with higher baseline seizure frequency.

OV935 is currently in multiple Phase 2 clinical trials and we expect to report data in these trials in 2020. The FDA has granted orphan drug designation for OV935 for the treatment of Dravet syndrome and LGS.  Ovid and Takeda continue to enroll study subjects in two additional clinical trials: a Phase 2 clinical trial in pediatric patients with Dravet syndrome or LGS (ELEKTRA) and a Phase 2 clinical trial in pediatric patients with CDKL5 deficiency disorder or Duplication 15q syndrome (ARCADE).  Further, all study subjects who have completed the ARCADE and ELEKTRA trials have the opportunity to enroll in the ENDYMION trial and to date all study subjects have enrolled in ENDYMION.

Additionally, Takeda elected to initiate a placebo-controlled trial of TAK-935 to treat study subjects with chronic complex regional pain syndrome, or CRPS. This trial will look at the efficacy, safety and tolerability of TAK-935 as an adjunctive therapy in participants with CRPS. Pursuant to our agreement with Takeda, we have a one-time right to opt into this program but until we exercise our opt in rights we are not responsible for funding this trial. We also have early research programs exploring OV329 in infantile spasm/rare epilepsies and OV881 as a potential microRNA gene therapy for the treatment of Angelman syndrome.

Since our inception in April 2014, we have devoted, we have devoted substantially all of our efforts to organizing and planning our business, building our management and technical team, acquiring operating assets and raising capital.

We have not generated any revenue and have funded our business primarily through the sale of our capital stock. Through September 30, 2019, we have raised net proceeds of $172.8 million from the sale of common stock and convertible preferred stock. As of September 30, 2019, we had $37.9 million in cash and cash equivalents.  We recorded net losses of $43.5 million and $39.1 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of approximately $196.2 million.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from period to period, depending on the timing of our planned clinical trials and expenditures on our other research and development and commercial development activities. We expect our expenses will increase substantially over time as we:

•	continue the ongoing and planned preclinical and clinical development of our drug candidates;
•	build a portfolio of drug candidates through the acquisition or in-license of drugs, drug candidates or technologies;
•	initiate preclinical studies and clinical trials for any additional drug candidates that we may pursue in the future;
•	seek marketing approvals for our current and future drug candidates that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure to commercialize any drug candidate for which we may obtain marketing approval;
•	develop, maintain, expand and protect our intellectual property portfolio;
•	implement operational, financial and management systems; and
•	attract, hire and retain additional administrative, clinical, regulatory, manufacturing, commercial and scientific personnel.

Recent Events

On October 4, 2019, we sold 9,000,000 shares of our common stock and 4,000 shares of Series A Convertible Preferred Stock at a public offering price of $2.50 and $2,500 per share, respectively, for gross proceeds of $32.5 million and estimated net proceeds of $30.5 million after deducting underwriting discounts and commission and other offering expenses payable by us, the October Offering. None of these expenses consisted of payments made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or our affiliates. Each share of non-voting Series A Preferred Stock is convertible into 1,000 shares of common stock, provided that conversion will be prohibited, subject to certain exceptions, if, as a result, the holder and its affiliates would beneficially own more than 9.99% or 14.99%, at the holder’s election, of the common stock then outstanding.  On November 5, 2019, the underwriters fully exercised the 30-day option shares at an offering price of $2.50 for gross proceeds of $3.4 million and net proceeds of $3.2 million after deducting underwriting discounts and commission and other offering expenses.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

The following table summarizes the results of our operations for the periods indicated:

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2019	2018	Change
	(in thousands)
Research and development	$11,598	$8,545	$3,053
General and administrative	5,168	4,631	537
Total operating expenses	16,766	13,176	3,590
Loss from operations	(16,766)	(13,176)	(3,590)
Interest income	131	214	(83)
Net Loss	$(16,635)	$(12,962)	$(3,673)

Research and Development Expenses

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2019	2018	Change
	(in thousands)
Preclinical and development expense	$7,885	$5,730	$2,155
Payroll and payroll-related expenses	2,828	2,759	69
Other expenses	884	56	828
Total research and development	$11,598	$8,545	$3,053

Research and development expenses were $11.6 million for the three months ended September 30, 2019 compared to $8.5 million for the three months ended September 30, 2018. The increase of $3.1 million was due in part to an increase in preclinical and development expenses for the clinical studies of OV101 and our Takeda collaboration expenses related to OV935 and an increase in payroll and payroll-related expenses. During the three months ended September 30, 2019, total research and development expenses consisted of $7.9 million in preclinical and development expenses, including a credit of $0.7 million representing costs to be reimbursed to us from Takeda in respect of the Takeda collaboration, $2.8 million in payroll and payroll-related expenses, of which $0.5 million related to stock-based compensation, and $0.9 million in other expenses. During the three months ended September 30, 2018, total research and development expenses consisted of $5.7 million in preclinical and development expenses, of which $0.8 million represents costs reimbursed to us from Takeda, $2.8 million in payroll and payroll-related expenses, of which $0.8 million related to stock-based compensation, and $0.1 million in other expenses.

General and Administrative Expenses

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2019	2018	Change
	(in thousands)
Payroll and payroll-related expenses	$2,259	$2,650	$(391)
Legal and professional fees	1,802	1,120	682
General office expenses	1,107	861	246
Total general and administrative	$5,168	$4,631	$537

General and administrative expenses were $5.2 million for the three months ended September 30, 2019 compared to $4.6 million for the three months ended September 30, 2018. The increase of $0.5 million was primarily due to an increase in legal and professional fees of $0.7 million and an increase in general office expenses of $0.2 million offset by a decrease in payroll and payroll-related expenses of $0.4 million.

Interest Income

Interest income was $0.1 million for the three months ended September 30, 2019 and $0.2 million for the three months ended September 30, 2018.

Results of Operations

Comparison of the Nine Months Ended September 30, 2019 and 2018

The following table summarizes the results of our operations for the periods indicated:

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2018	Change
	(in thousands)
Research and development	$30,052	$25,168	$4,884
General and administrative	14,090	14,637	(547)
Total operating expenses	44,142	39,805	4,337
Loss from operations	(44,142)	(39,805)	(4,337)
Interest income	650	726	(76)
Net loss	$(43,492)	$(39,079)	$(4,413)

Research and Development Expenses

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2018	Change
	(in thousands)
Preclinical and development expense	$18,619	$14,448	$4,171
Payroll and payroll-related expenses	8,598	8,373	225
Other expenses	2,836	2,347	489
Total research and development	$30,052	$25,168	$4,884

Research and development expenses were $30.1 million for the nine months ended September 30, 2019 compared to $25.2 million for the nine months ended September 30, 2018. The increase of $4.9 million included an increase in preclinical and development expenses and payroll and payroll-related expenses for the clinical studies of OV101 and our Takeda collaboration expenses related to OV935. During the nine months ended September 30, 2019, total research and development expenses consisted of $18.6 million in preclinical and development expenses, including a credit of $3.6 million representing costs to be reimbursed to us from Takeda in respect of the Takeda collaboration, $8.6 million in payroll and payroll-related expenses, of which $1.9 million related to stock-based compensation, and $2.8 million in other expenses. During the nine months ended September 30, 2018, total research and development expenses consisted of $14.4 million in preclinical and development expenses, including a credit of $0.7 million represented costs reimbursed to the Company from Takeda in respect of the Takeda collaboration, $8.4 million in payroll and payroll-related expenses, of which $2.3 million related to stock-based compensation, and $2.3 million in other expenses.

General and Administrative Expenses

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2018	Change
	(in thousands)
Payroll and payroll-related expenses	$7,537	$8,213	$(676)
Legal and professional fees	4,015	4,084	(69)
General office expenses	2,538	2,340	198
Total general and administrative	$14,090	$14,637	$(547)

General and administrative expenses were $14.1 million for the nine months ended September 30, 2019 compared to $14.6 million for the nine months ended September 30, 2018. The decrease of $0.5 million was primarily due to a decrease in payroll and payroll-related expenses of $0.7 million driven by a decrease in stock-based compensation expense offset by an increase in general office expenses of $0.2 million.

Interest Income

Interest income was $0.6 million for the nine months ended September 30, 2019 and $0.7 million for the nine months ended September 30, 2018.

Liquidity and Capital Resources

Overview

As of September 30, 2019, we had total cash and cash equivalents of $37.9 million as compared to $41.5 million of cash, cash equivalents and short-term investments as of December 31, 2018. The $3.6 million decrease in total cash, cash equivalents, and short-term investments was due primarily to the net loss of $43.3 million for the nine months ended September 30, 2019, offset by the sale in February 2019 of 13,993,778 shares of common stock and 2,500 shares of Series A Convertible Preferred Stock at a public offering price of $2.00 and $2,000 per share, respectively, for gross proceeds of $33.0 million and net proceeds of $30.5 million, after deducting underwriting discounts and commission and other offering expenses payable by us (the “February Offering”). Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in cash and money market bank accounts.

Similar to other development stage biotechnology companies, we have not generated any revenue since inception.  We have incurred losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the next several years. We incurred net losses of approximately $43.5 million and $39.1 million for the nine months ended September 30, 2019 and 2018, respectively. These losses are expected to continue for an extended period of time.  As of September 30, 2019, we had an accumulated deficit of approximately $196.2 million and working capital of $28.8 million.

We believe that our existing cash and cash equivalents as of September 30, 2019, combined with the proceeds from the October Offering will be sufficient to fund our current operating plans through at least the next 12 months from the date of the filing of this Quarterly Report on Form 10-Q.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$(34,202)	$(34,592)
Investing activities	4,968	(22,306)
Financing activities	30,653	286
Net decrease in cash and cash equivalents	$1,419	$(56,612)

Net Cash Used in Operating Activities

Net cash used in operating activities was $34.2 million for the nine months ended September 30, 2019, which consisted of net losses of $43.5 million offset by a net of $4.3 million of non-cash charges, primarily related to $4.1 million of stock-based compensation expense. Net cash used in operating activities was $34.6 million for the nine months ended September 30, 2018, which consisted of net losses of $39.1 million offset by $5.4 million of net non-cash charges.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $5.0 million for the nine months ended September 30, 2019, compared to $22.3 million of net cash used in investing activities for the nine months ended September 30, 2018. The change in net cash provided by (used in) investing activities was primarily due to purchases of short-term investments during the nine months ended September 30, 2018 compared to maturities and no purchases during the nine months ended September 30, 2019.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $30.7 million for the nine months ended September 30, 2019 was primarily due to the net proceeds from the February Offering. Net cash provided by financing activities of $0.3 million for the nine months ended September 30, 2018 was primarily due to the proceeds from the exercise of stock options and purchases of shares under the 2017 employee stock purchase plan.

Contractual Obligations and Commitments

As of September 30, 2019, we had no material contractual obligations or commitments. We had no long-term debt or capital leases and no material non-cancelable purchase commitments with service providers, as we have generally contracted on a cancelable, purchase order basis. We excluded any potential contingent payments upon the achievement by us of clinical, regulatory and commercial events, as applicable, or royalty payments that we may be required to make under license agreements we have entered into with various entities pursuant to which we have in-licensed certain intellectual property as contractual obligations or commitments, including agreements with H. Lundbeck A/S, Northwestern, and our Takeda license agreement. Pursuant to these license agreements, we have agreed to make milestone payments up to an aggregate of $279.3 million upon the achievement of certain development, regulatory and sales milestones. We excluded these contingent payments given that the timing and amount, if any, of such payments cannot be reasonably estimated at this time.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the,” JOBS Act”) and may remain an emerging growth company until December 31, 2022. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

During the nine months ended September 30, 2019, there were no material changes to our critical accounting policies as reported for the year ended December 31, 2018 as part of our Annual Report on Form 10-K, which was filed with the SEC on March 7, 2019.  In addition, see Note 2 of our Condensed Consolidated Financial Statements under the heading “Recent Accounting Pronouncements” for new accounting pronouncements or changes to the accounting pronouncements during the nine months ended September 30, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. As of September 30, 2019, we had cash equivalents of $37.9 million that were held in an interest-bearing money market account and zero of short-term investments invested in treasury notes. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and short-term investments and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in institutional market funds that are comprised of U.S. Treasury and U.S. Treasury-backed repurchase agreements as well as treasury notes and high quality short-term corporate bonds.

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

As of September 30, 2019, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

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

Since inception in April 2014, we have incurred significant operating losses. Our net loss for the nine months ended September 30, 2019 and 2018 was $43.5 million and $39.1 million, respectively. As of September 30, 2019, we had an accumulated deficit of $196.2 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our drug candidates, as well as hiring employees and building our infrastructure. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

As of September 30, 2019, our cash and cash equivalents was $37.9 million. We believe that our existing cash and cash equivalents, combined with the proceeds from the October Offering will be sufficient to fund our current operating plans through at least 12 months from the filing of this Quarterly Report on Form 10-Q.

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

Success in preclinical testing and early clinical trials does not ensure that subsequent clinical trials will generate similar results or otherwise provide adequate data to demonstrate the efficacy and safety of a drug candidate. Frequently, drug candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. For instance, our STARS trial was the first clinical trial evaluating efficacy of OV101 in patients with Angelman syndrome and OV101 has not been evaluated in a clinical trial to treat Fragile X syndrome. We may be unable to demonstrate efficacy in any future trials, including any future clinical trials of OV101 to treat Angelman syndrome. Similarly, our Phase 1b/2a adult study in OV935 showed exploratory signals of efficacy in seizure frequency reduction, but we may be unable to demonstrate efficacy in future trials in patients with dEE, or the related indications of Dravet syndrome, Lennox-Gastaut syndrome, CDKL5 Deficiency Disorder or Duplication 15q syndrome, and the FDA has not yet made any determination regarding safety and efficacy of OV935 in any of these indications. The results from preclinical studies of OV101 and OV935 in animal models and the results from our STARS clinical trial of OV101 in patients with Angelman syndrome and clinical trials of OV101 in patients with primary insomnia may not be predictive of the effects of these compounds in later stage clinical trials. Our approach of targeting the extrasynaptic GABAA receptor with OV101, and cholesterol 24-hydroxylase (CH24H) with OV935, are both novel and unproven, and as such, the cost and time needed to develop OV101 and OV935 is difficult to predict and our efforts may not be successful. If we do not observe favorable results in clinical trials of one of our drug candidates, we may decide to delay or abandon clinical development of that drug candidate. Any such delay or abandonment could harm our business, financial condition, results of operations and prospects.

In similar fashion, preliminary or interim data from clinical trials should be considered carefully and with caution since the final data may be materially different from the preliminary or interim data, particularly as more patient data become available. From time to time, we have and may in the future publish or report preliminary or interim data from our clinical trials, such as the initial data we announced from the ENDYMION open label extension trial for OV935 in September 2019, which involved data from the first six patients enrolled in that extension trial which showed promising signs of efficacy over the treatment period. Preliminary or interim data from our clinical trials and those of our partners may not be indicative of the final results of the trial and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and/or more patient data become available. As a result, preliminary or interim data should be considered carefully and with caution until final data are available.

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

Before obtaining marketing approval from regulatory authorities for the sale of our drug candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the drug candidate for its intended indications. Clinical trials are expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

•	delays in reaching a consensus with regulatory authorities on trial design;
•	delays in reaching agreement on acceptable terms with prospective clinical research organizations (“CROs”) and clinical trial sites;
•	delays in opening investigational sites;
•	delays or difficulty in recruiting and enrollment of suitable patients to participate in our clinical trials;
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

Identifying and qualifying patients to participate in our clinical trials is critical to our success. The number of patients suffering from Angelman syndrome, Fragile X syndrome and DEE, such as Dravet syndrome, Lennox-Gastaut syndrome, Duplication 15q syndrome and CDKL5 deficiency disorder is small and has not been established with precision. If the actual number of patients with these disorders is smaller than we anticipate, we may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development and approval of our drug candidates. Even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data, the number and nature of competing treatments and ongoing clinical trials of competing therapies for the same indication, the proximity of patients to clinical sites and the eligibility criteria for the trial, any such enrollment issues could cause delays or prevent development and approval of our drug candidates. Because we are focused on addressing rare neurological disorders, there are limited patient pools from which to draw in order to complete our clinical trials in a timely and cost-effective manner. Furthermore, our efforts to build relationships with patient communities may not succeed, which could result in delays in patient enrollment in our clinical trials. In addition, any negative results we may report in clinical trials of our drug candidate may make it difficult or impossible to recruit and retain patients in other clinical trials of that same drug candidate. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our drug candidates, or could render further development impossible. In addition, we may rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance.

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

As of September 30, 2019, we had 54 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day operations and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational inefficiencies, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future drug candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance, our ability to commercialize drug candidates, develop a scalable infrastructure and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

In February and October 2019, we issued and sold an aggregate of 6,500 shares of our Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”). In addition, in September 2019, we entered into an exchange agreement with entities affiliated with Biotechnology Value Fund, L.P., pursuant to which such entities exchanged an aggregate of 1,262,000 shares of our common stock owned by such entities for an aggregate of 1,262 shares of Series A Preferred Stock. Each share of non-voting Series A Preferred Stock is convertible into 1,000 shares of common stock, provided that conversion will be prohibited, subject to certain exceptions, if, as a result, the holder and its affiliates would beneficially own more than 9.99% or 14.99%, at the holder’s election, of the common stock then outstanding. The conversion of outstanding shares of Series A Preferred Stock into shares of our common stock will result in substantial dilution to holders of our common stock.

Until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance future cash needs through public or private equity or debt offerings. In June 2018, we filed a shelf registration statement on Form S-3 (Registration No. 333-225391) that allows us to sell up to an aggregate of $200 million of our common stock, which includes up to $50.0 million designated in the prospectus supplement for an at-the-market offering program. As of September 30, 2019, no sales have been made pursuant to the at-the-market offering program. We may also seek additional funding through government or other third-party funding and other collaborations, strategic alliances and licensing arrangements. These financing activities may have an adverse impact on our stockholders’ rights as well as on our operations, and such additional funding may not be available on reasonable terms, if at all. If we raise additional funds through the issuance of additional debt or equity securities, it may result in dilution to our existing stockholders and/or increased fixed payment obligations. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations and potentially impair our competitiveness, such as redeeming our shares, making investments, issuing additional equity, limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, if we seek funds through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us. Any of these events could significantly harm our business, financial condition and prospects.

Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Based upon our shares of our common stock outstanding as of October 31, 2019, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 54.77% of our outstanding common stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 5. Other Information.

On November 7, 2019, in connection with the previously announced promotions of Amit Rakhit, M.D., MBA, to President and of Timothy Daly to Executive Vice President, Finance, we entered into an amended and restated employment agreement (each a “Revised Agreement”) with each executive, effective as of the date of their promotion on November 1, 2019 (the “Effective Date”).

Pursuant to Dr. Rakhit’s Revised Agreement, he is entitled to an annual base salary of $500,000 as may be adjusted by the Board from time to time, is eligible to receive an annual target performance bonus of up to 40% of his annual base salary, and is eligible to participate in all of the employee benefit plans that we generally make available to all of our full-time employees. Pursuant to Mr. Daly’s Revised Agreement, Mr. Daly will receive an annual base salary of $285,000 as may be adjusted by the Board from time to time, is eligible to receive an annual target performance bonus of up to 35% of his annual base salary, and is eligible to participate in all of the employee benefit plans that we generally make available to all of our full-time employees.

In connection with their promotions, on November 1, 2019, the Compensation Committee of our Board of Directors granted Dr. Rakhit an option to purchase 75,000 shares of our common stock and Mr. Daly an option to purchase 25,000 shares of our common stock, each with a per share exercise price of $2.46 per share, the closing price of our common stock as of such date.  The stock options are subject to our standard vesting schedule: 25% of the shares subject to each stock option will vest and become exercisable on November 1, 2020 and the remaining shares will vest in 36 equal monthly installments thereafter subject to the executive’s continued services through such date.

Under the terms of their Revised Agreements, Dr. Rakhit and Mr. Daly are eligible to receive the following severance payments and benefits upon a termination without “cause” or due to “permanent disability,” or upon “resignation for good reason,” each as defined in their respective Revised Agreement, contingent upon the executive’s delivery to us of a satisfactory release of claims:

•

A severance amount, for Dr. Rakhit, equal to the sum of executive’s monthly base salary multiplied by 18, payable over 18 months following termination in accordance with our standard payroll procedures, and for Mr. Daly, equal to the sum of the executive’s monthly base salary multiplied by 9, payable over 9 months following termination in accordance with our standard payroll procedures.

•

A monthly taxable cash payment equal to the premiums for such executive, his spouse and his dependents for coverage under our group health plan in effect on the termination date, grossed up for all taxes owed by the executive on such payment, for 18 months for Dr. Rakhit following termination and for 9 months following termination for Mr. Daly, or if earlier, until the executive becomes covered under a health insurance plan of a subsequent employer.

•	The reimbursement of legal fees incurred in connection with review of the release agreement of up to $15,000 for Dr. Rakhit and up to $5,000 for Mr. Daly.

In addition, Mr. Daly’s Revised Agreement also provides that he is are eligible to receive the following additional benefit upon a termination without “cause” or due to “permanent disability,” or upon “resignation for good reason,” each as defined in his Revised Agreement, contingent upon his delivery to us of a satisfactory release of claims:

•

The vesting of all outstanding stock options and any other equity incentive awards held by Mr. Daly as of the termination date will be accelerated in full, the period during which each stock option may be exercised will be extended to the latest date permitted under the 2017 Equity Incentive Plan, and any reacquisition or repurchase rights applicable to any shares issued or issuable to Mr. Daly under any other stock award pursuant to any equity incentive plan of the Company will lapse.

Under the terms of the Revised Agreements, Mr. Rakhit and Mr. Daly are also eligible to receive the benefits described above (without duplication) if either are terminated within three months prior to, upon or within 12 months following a change in control. Dr. Rakhit will also be provided administrative and secretarial support for 18 months following the termination date or if earlier, until he obtains new full-time employment with administrative support. In addition, any unvested shares underlying Dr. Rakhit’s options will become fully vested and exercisable upon such a change in control termination.

The foregoing description of the terms of the Revised Agreements does not purport to be complete and is qualified in its entirety by the full text of such agreement. We intend to file a copy of the Revised Agreements with our Annual Report on Form 10-K for the year ending December 31, 2019.

Item 6. Exhibits.

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38085), filed with the Commission on May 10, 2017).

3.2

Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38085), filed with the Commission on February 21, 2019).

3.3

Certificate of Correction to the Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38085), filed with the Commission on September 24, 2019).

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

OVID THERAPEUTICS INC.

Date: November 8, 2019	By:	/s/ Jeremy M. Levin
Jeremy M. Levin
Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2019	By:	/s/ Timothy Daly
Timothy Daly
Executive Vice President, Finance, Corporate Controller & Treasurer (Principal Financial and Accounting Officer)