Form 10-K
period 2019-12-31
Ovid Therapeutics Inc.
filed 2020-03-11
CIK 1636651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

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

As of June 30, 2019, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $25.5 million based on the closing price of the registrant’s common stock on June 28, 2019.  The calculation excludes shares of the registrant’s common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant.  This determination of affiliate status is not a determination for other purposes.

As of March 4. 2020, there were 54,710,322 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2020 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Annual Report on Form 10-K. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative or plural of those terms, and similar expressions.

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

ii

PART I

Item 1. BUSINESS

Overview

We are a late-stage clinical biopharmaceutical company focused exclusively on developing impactful medicines for patients and families living with rare neurological disorders. We believe these disorders represent an attractive area for drug development as the understanding of the underlying biology has grown meaningfully over the last few years and only now is being appreciated by the industry. Our experienced team began with a vision to integrate the biology and symptomology of rare neurological conditions to employ innovative research and clinical strategies for the development of our drug candidates. Based on recent scientific advances in genetics and the biological pathways of the brain, we created a proprietary map of disease-relevant pathways and used it to identify and acquire novel compounds for the treatment of rare neurological disorders. We are also building a deep knowledge of the diseases and the clinically meaningful endpoints required for development of a compound in these rare neurological disorders. We continue to execute on our strategy by in-licensing and collaborating with leading biopharmaceutical companies and academic institutions. We have developed a robust pipeline of first-in-class and only-in-class clinical assets with an initial focus on neurodevelopmental disorders and developmental and epileptic encephalopathies, or DEE.

OV101 (gaboxadol)

Our most advanced drug candidate is OV101 (gaboxadol). Our development plan for OV101 highlights our ability to translate new scientific and clinical insights into drug candidates. We believe that OV101 modulates tonic inhibition, an important physiological process in the brain that has been identified as a potential central cause of the symptoms seen in a number of disorders of the brain. Disruption of tonic inhibition can lead to a multiplicity of symptoms including, but not limited to, motor deficiencies, sleep abnormalities, behavioral manifestations, delayed development, intellectual disability and severe speech impairment. We believe modulating tonic inhibition may have a meaningful clinical impact in patients with Angelman syndrome and Fragile X syndrome. We have successfully completed a Phase 2 trial of OV101 in adults and adolescents with Angelman syndrome, which we refer to as the STARS clinical trial. The STARS clinical trial achieved its primary endpoint of safety and tolerability and showed statistically significant improvement in the once-daily OV101 dosing group on the pre-specified physician-rated Clinical Global Impressions-Improvement, or CGI-I, exploratory endpoint as well as improvements in relevant symptoms such as sleep, motor function and behavior. Following discussion of the STARS clinical trial with the U.S. Food and Drug Administration, or FDA, and German regulatory authorities, we designed and initiated a pivotal Phase 3 clinical trial in OV101 for Angelman syndrome in June 2019, which we refer to as the NEPTUNE clinical trial. In September 2019, we announced that the first patient had been randomized in NEPTUNE, and we expect to report topline data from this pivotal trial by mid-2020. We have also initiated ELARA, an open label extension trial which enrolled its first patient in February 2019 and is open to any patient who has previously been part of an OV101 clinical trial. There are no other drugs approved, for treatment of Angelman syndrome.

We also are currently conducting a Phase 2 trial evaluating OV101 in adolescent and young male adults with Fragile X syndrome, which we refer to as the ROCKET clinical trial. The primary endpoint of ROCKET is safety and tolerability of OV101 over 12 weeks of treatment in three different cohorts of either 5mg once daily, 5mg twice daily or 5mg three times daily. A secondary efficacy endpoint evaluates changes in behavior during 12 weeks of treatment with OV101 using the Activities-specific Balance Confidence Scale that has been used in previous trials for Fragile X syndrome. We expect to report data from ROCKET early in the second quarter of 2020.  We are also conducting an observational non-drug study, known as SKYROCKET, to assess the suitability of scales for the measurement of behavior, sleep and functioning in individuals with Fragile X syndrome. We expect to report data from SKYROCKET early in the second quarter of 2020.

OV935 (soticlestat)

In addition, we have a joint collaboration with Takeda to develop and commercialize TAK-935, which we have licensed from Takeda and refer to as OV935 (soticlestat or TAK-935). We believe that OV935’s inhibition of a key enzyme in cholesterol metabolism pathway in the brain may modulate the excitatory signals involved in epilepsy, which may suppress seizures. In addition to these effects on seizures and excitability of the brain, we believe that OV935 may reduce inflammation in and neurotoxic damage to the brain, which may lead to long-term, disease modifying effect. As a result, we are targeting rare and difficult to treat epilepsies with the goal to develop OV935 not just as a potential medicine to treat the seizures but also one that may have long-term disease-modifying potential. We are initially studying OV935 for those suffering from severe and often intractable forms of DEE, including Dravet syndrome, Lennox-Gastaut syndrome, CDKL5 Deficiency Disorder, or CDD, and Duplication 15q, or Dup15q, syndrome. There are limited or no therapeutic options of each of these disorders. We completed a Phase 1b/2a clinical trial of OV935 in a mixed group of adults with DEE and announced the results in December 2018. The trial achieved its primary endpoint of safety and tolerability, dose proportional reduction in a potential plasma biomarker called 24HC, and a robust reduction in seizure frequency (61% at day 92), with two patients becoming seizure-free at the end of the treatment period. Following this trial and as further discussed below, we reported the initial data from the ENDYMION Phase 2 open-label extension study of OV935 in six patients who previously completed our 12-week Phase 1b/2a clinical trial of OV935 in adults with DEE. OV935 is currently in multiple Phase 2 clinical trials, which we refer to as the ARCADE and ELEKTRA clinical trials. We expect to report initial data from ARCADE in the first quarter of 2020 and we expect to report topline data from ELEKTRA in the third quarter of 2020. The FDA has granted orphan drug designation for OV935 for the treatment of Dravet syndrome and Lennox-Gastaut syndrome.

Additionally, Takeda elected to initiate a placebo-controlled Phase 2 trial of TAK-935 to treat patients with chronic complex regional pain syndrome, or CRPS. This trial will look at the efficacy, safety and tolerability of TAK-935 as an adjunctive therapy in participants with CRPS. Pursuant to our agreement with Takeda, we have a one-time right to opt into this program, but we are not responsible for funding this trial, if we decide to exercise our right to opt in to the CRPS program, the program would become part of the joint collaboration with Takeda and we would become responsible for our share of the program in accordance with terms of the collaboration agreement.

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

•

Predictive genetic and other models. Recent advances in genetics enable us to employ predictive in vitro and in vivo genetic models of certain of these disorders. These models allow us to evaluate and observe a drug candidate’s potential activity prior to initiation of clinical trials. Through these models, we believe we will be able to select the most relevant clinical endpoints for our trials and increase the potential for clinical success.

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

The Ovid Strategy

The Ovid Strategy is to pursue drug development for rare neurological disorders in a manner that is scientifically driven, patient focused and business development oriented. As we build on our understanding of these rare neurological conditions, we gain an appreciation of the way the different molecular pathways underlying these disorders help drive the symptoms patients suffer. This, in turn, allows us to transfer the knowledge gained about relevant molecular pathways and clinical endpoints from one disorder to another, which we believe will enable us to build a scalable business model. Ovid has set out to be a leader in this field, and by keeping our focus on neurology, it is our belief that our model offers us the potential to produce multiple medicines in the future, and thereby succeed in our mission.

Scientifically Driven

We take a scientifically driven approach to identify promising drug candidates for our pipeline. We are building our portfolio based on the existence of clear biological rationales, including a focus on disorders that have, where possible, a direct genetic linkage. We use our proprietary map to identify initial drug candidates across all stages of development for potential acquisition or in-licensing. As we advance our drug candidates into and through the clinical evaluation, we are building on the emerging body of scientific and clinical insights developed by us and others in the biopharmaceutical industry to target these new disease pathways of the brain. As we evaluate data from previous and ongoing preclinical studies and clinical trials, we intend to refine our scientific approach and apply these insights to continue to build our pipeline and conduct our clinical trials. Currently our portfolio is focused on inhibitory neuronal signaling pathways mediated by GABA (‘GABA-ergic’ paths) and excitatory neuronal pathways mediated via glutamate signaling (‘glutamatergic’ paths). Our strategy is therapeutic modality agnostic so that we are pursuing neurology scientific research in high unmet need medical areas, using small molecule or molecular targeted approaches.

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

OV101 (gaboxadol)

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

Angelman syndrome – Clinical Development

In July of 2018, we completed the Phase 2 STARS trial, a 12-week, double blind, placebo-controlled study in adults and adolescents with Angelman syndrome that randomized 88 patients aged 13 to 49 years. The study achieved its primary endpoint of safety and tolerability with a similar incidence of adverse events, or AEs, across the OV101 and placebo treatment arms. The investigational medicine showed a favorable safety profile and was well tolerated in adults and adolescents with Angelman syndrome through the 12 weeks of treatment. The most common AEs reported in the trial were vomiting, somnolence, irritability, aggression, and pyrexia. Serious adverse events, or SAEs, of seizure were reported in two patients with a previous history of seizures: one patient in the once-daily, QD, dose group experienced a seizure that was deemed unrelated to study drug; one patient experienced a seizure in the twice-daily, BID, dose group that was assessed as possibly related to study drug by the investigator.  At the prespecified efficacy analysis at 12 weeks of treatment, OV101 QD and BID dose groups showed a statistically significant improvement compared to placebo in the CGI-I. CGI-I was ranked first in the prespecified hierarchy of the statistical analysis plan. Data from the full analysis indicate that OV101 positively impacts several relevant clinical features of Angelman syndrome (global functioning, sleep, motor disruption). We met with the FDA in November 2018 to discuss OV101 as part of our End of Phase 2 Meeting. Following discussion of the STARS clinical trial with the FDA and German regulatory authorities, we designed and initiated NEPTUNE, a 12-week, two-arm, randomized, double-blind, placebo-controlled trial in OV101 with an estimated enrollment of approximately 60 patients aged 4 to 12 years old with Angelman syndrome, in June 2019. There are no other drugs approved, for treatment of Angelman syndrome. We have also initiated ELARA, an open label extension trial which randomized its first patient in February 2019 and is open to any patient who has previously been part of an OV101 clinical trial.

Fragile X syndrome

In July 2018, we initiated our Phase 2 ROCKET clinical trial, a signal-finding, randomized, double-blind, parallel-group trial evaluating OV101 for the treatment of adolescent and young male adults with Fragile X syndrome. The trial is currently fully enrolled with males aged 13 to 22 with a confirmed diagnosis of Fragile X syndrome. The primary endpoint is safety and tolerability of OV101 over 12 weeks of treatment in three different cohorts of either 5mg once daily, 5mg twice daily, or 5mg three times daily. A secondary efficacy endpoint evaluates changes in behavior during 12 weeks of treatment with OV101 using the Aberrant Behavior Checklist-Community scale, or ABC-C, that has been used in previous trials for Fragile X syndrome. We anticipate data from this trial early in the second quarter of 2020.

We also initiated the SKYROCKET study in the fourth quarter of 2018. SKYROCKET is a 12-week, non-drug study to assess the suitability of several behavioral scales in individuals with Fragile X syndrome. The trial is an observational study designed to provide additional data on the key endpoints that are being explored in the ROCKET trial as well as provide contextual data on the benefit offered by the standard of care. The study is fully enrolled with males aged 5 to 30 with Fragile X syndrome, and data from SKYROCKET are expected early in the second quarter of 2020.

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

The main inhibitory neurotransmitter in the brain is gamma-aminobutyric acid, or GABA. GABA neurotransmitter plays a major role in regulating sensory, motor, cognitive and other brain functions. GABA binds to specific synaptic receptors across the synaptic gap on the post-synaptic neuron membrane as well as receptors outside the synapse zone, called extrasynaptic GABA receptors. The following figure depicts the synaptic gap and extrasynaptic GABA receptors outside the synaptic gap:

Figure 1: The neurotransmitter GABA, released from a presynaptic neuron, diffuses to bind to and activate synaptic GABAA receptors on postsynaptic neurons.  Some of the released GABA diffuses outside of the synapse to bind to and activates extrasynaptic receptors which mediate tonic inhibition.  The above graphic illustrates that in certain diseases like Angelman or Fragile X syndrome where a deficit in extrasynaptic GABA concentrations exists, there is reduced interaction with the extrasynaptic GABAA receptors and decreased tonic inhibition. Treatment with OV101 helps to restore tonic inhibition by selectively activating extrasynaptic GABAA receptor signaling in the context of low GABA concentrations associated with certain diseases.

The Role of GABA in Phasic and Tonic Inhibition

There is a fine balance between an appropriate and an inappropriate response of the postsynaptic neuron to an incoming stimulus. Neurons receive both excitatory and inhibitory signals, and their response to excitatory signals is balanced by integrating excitatory input with inhibitory signals that are either short (phasic inhibition) or prolonged (tonic inhibition).

Phasic Inhibition.   Phasic inhibition in neurons is of short duration and takes place on the synaptic membrane through activation of synaptic GABAA  receptors (see Figure 1, Synaptic GABA Receptor) by GABA released from the presynaptic neuron, providing for brief inhibitory changes in the neuron’s electrical activity (see Figure 2, top tracing). These transient or “phasic” inhibitory changes, mediated by a brief influx of chloride ions, are then integrated with brief excitatory changes that integrate within the neuron on a millisecond time scale.  Collectively, the neurons are organized into feedback systems that allow the brain and body to adjust responses appropriately on a millisecond basis to a constant array of incoming signals. When the body determines that it should cease responding to a specific signal, it triggers these feedback systems that serve to inhibit the receiving neuron from responding too strongly. This is effectively accomplished by neurons involved in the feedback system releasing the neurotransmitter GABA which binds to GABAA receptors on the post-synaptic cell. Once the receiving postsynaptic neuron has integrated both excitatory and phasic inhibitory signals, balance can be restored, and the receiving neuron can prepare to receive a new stimulus.

Tonic Inhibition.    Tonic inhibition in neurons is a physiologic process of longer duration that sets the overall electrical sensitivity of the post-synaptic neuron membrane to incoming excitatory and inhibitory phasic signals (see Figure 2, bottom tracing).  Tonic inhibition is attributed to stimulation of GABAA receptors on the post-synaptic neuron membrane outside of the synapse that contain specialized δ (delta) subunits.  These extrasynaptic GABAA receptors are activated by GABA that spills out of the synapse, resulting in a prolonged influx of chloride ions and subsequent long-term reduction of the overall post-synaptic neuron membrane’s electrical potential and sensitivity to excitation  (see Figure 1, Extrasynaptic GABAA Receptor and Figure 2, bottom tracing), a process known as tonic inhibition.  In certain diseases where GABA concentration deficits occur in various brain regions, there is a reduction in GABAA receptor activation and a corresponding loss of tonic inhibition. OV101 improves tonic inhibition by acting selectively on these extrasynaptic GABAA receptors even in the face of GABA concentration deficits.

The following figure depicts physiologic levels of phasic inhibition and tonic inhibition, the two levels of signaling between neurons:

Figure 2: Phasic inhibition is rapid and short-lived. Tonic inhibition is more persistent, longer duration.

Under normal conditions there is sufficient GABA present in and around the synaptic region and both sets of receptors are stimulated. However, in certain neurodevelopmental disorders, the overall levels of GABA are reduced. This reduction can lead to a situation in which there is enough GABA in the synapse to maintain normal short-term signaling, but GABA outside the synapse is insufficient to occupy the extrasynaptic receptors and maintain longer-term signaling. The decline in tonic inhibition triggered by the shortage of extrasynaptic GABA leads to the chronic over-activation/over-excitation of the receiving postsynaptic neurons and disruption of normal brain network activity.

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

OV101 and Tonic Inhibition in Angelman syndrome and Fragile X syndrome

Based on the biological pathway and existing preclinical data, we anticipate developing the orally active extrasynaptic GABAA receptor agonist OV101 to compensate for the loss of tonic inhibition resulting from the deficit in GABA concentrations observed in patients with certain rare neurological disorders. We believe OV101 is the only drug candidate in development that exerts its biological activity preferentially through selective activation of extrasynaptic GABAA receptors. We are initially developing OV101 for Angelman syndrome and Fragile X syndrome, and we believe it has the potential to address multiple neurodevelopmental disorders characterized by decreased tonic inhibition.

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

According to the National Organization for Rare Disorders, the approximate prevalence of Angelman syndrome is between 1 in 12,000 and 1 in 20,000 people. There are currently no approved therapies in the United States or ex-US specifically for the treatment of Angelman syndrome. No standard of care exists for Angelman syndrome, and current therapeutic options are symptomatic, suggesting a high unmet clinical need. Given the likely high burden of Angelman syndrome, new treatments targeting the etiology of the syndrome that result in even small improvements in features of the syndrome may be clinically meaningful for patients and their families.

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

Figure 3. Linkage between UBE3A gene alteration and tonic inhibition.

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

Preclinical Data in Angelman Syndrome.   In preclinical studies conducted by independent academic groups in Angelman syndrome mouse models, OV101 was observed to increase tonic inhibition and alleviate the key motor symptoms that are also observed in Angelman syndrome patients.  These results were subsequently confirmed by another academic laboratory.

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

Figure 4: Administration of OV101 led to a reduction in the degree of hind paw rotation.

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

Figure 5: Knockout of the FMR1 gene leads to reduced expression of GAD65/67 in mice.

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

Figure 6: Linkage between FMR1 gene alteration and tonic inhibition.

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

Figure 7: OV101 was observed to reduce signs of hyperactivity in mice containing a knockout of the FMR1 gene.

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

Figure 8: OV101 was observed to reduce levels of neuronal activity in mice with a knockout of the FMR1 gene.

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

Extrasynaptic GABAA receptors contain a unique δ subunit, which is a specific domain on extrasynaptic GABAA receptors that is not expressed in synaptic GABAA receptors. OV101 mediates its pharmacological properties via the activity of this δ subunit and we believe that is a key differentiating aspect of our drug. It is believed that GABAA receptor-dependent signaling regulates memory and also facilitates the growth of neurons after birth in the brain.

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

Previous Clinical Development of OV101

We acquired worldwide rights to OV101 from H. Lundbeck A/S, or Lundbeck, in March 2015. Prior to the acquisition, Lundbeck filed an investigational new drug application, or IND, with the FDA for the treatment of insomnia. Pursuant to this IND, Lundbeck and Merck & Co., Inc., or Merck, partnered to conduct several Phase 3 trials for primary insomnia between 2004 and 2007. Over the course of the development of OV101, over 4,000 adults were administered OV101, resulting in an OV101 exposure of approximately 950 patient years. These trials were primarily randomized, placebo-controlled short-term and long-term safety and efficacy clinical studies, using classic sleep parameters such as total sleep time, time to sleep onset, wakefulness after sleep onset, and number of nocturnal awakenings as clinical endpoints.

The Phase 3 program consisted of three trials: two 3-month placebo-controlled trials conducted in the United States and one 2-week trial conducted in Europe and Canada, each evaluating OV101 against placebo and the active comparator, zolpidem (Ambien). The primary endpoints of the trials included total sleep time and time-to-sleep onset and the secondary endpoints included number of nocturnal awakenings, wakefulness after sleep onset and daytime function. In Phase 3 trials, which were conducted for durations of up to 12 months, OV101 was observed to have efficacy that was largely comparable to zolpidem (Ambien) on several sleep metrics. In the first 3-month trial, a dose of 15mg of OV101 met both of the primary endpoints as well as the secondary endpoints at week one and month three compared to placebo. In the second 3-month trial, the same dose met only total sleep time and number of awakenings at week one, but significance was lost after adjusting for multiplicity at month three. The 2-week trial met all primary endpoints and wakefulness after sleep onset, for 15mg of OV101 at weeks one and two. Additionally, subjects who were administered OV101 showed no evidence of withdrawal symptoms or rebound insomnia after discontinuation of short-term treatment, whereas transient rebound insomnia was observed in subjects receiving zolpidem. In addition, clear differences were observed between OV101 and zolpidem from a sleep architecture perspective. OV101 has shown consistent increases in slow wave sleep compared to zolpidem with no significant effect on stage 2 or REM sleep in healthy adult, elderly subjects. It is believed that slow wave sleep is important for encoding long-term, fact-based memories. Slow wave sleep has been associated with physical changes in neuronal connections.

Safety and Tolerability

Overall, OV101 was observed to be well-tolerated in adult patients aged 18-64 years in the Phase 2 and Phase 3 trials at doses of 5mg to 15mg given as evening doses. Success in these previous trials does not ensure that our clinical trials in OV101 will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of OV101. The most common reported adverse events were headache, nausea, vomiting, somnolence and dizziness. In general, the adverse events appeared to be dose-related. The majority of the serious adverse events observed were considered to not be related to treatment with OV101. One SAE, fatigue, was considered by Lundbeck and Merck as probably related to OV101 treatment. Among the nine SAEs considered by Lundbeck and Merck to be possibly related to OV101 treatment, there were three cases of fainting and one case each of: radius fracture, abnormal QRS axis, transient ischemic attack, non-cardiac chest pain, unresponsive to stimuli and atrial fibrillation. Across trials there were no apparent clinical trends regarding SAEs with respect to frequency, distribution across system organ classes or preferred terms. Also, there were no apparent clinical differences versus placebo. In the Phase 3 trials at the 15mg dose, at least one SAE was observed in 1.3% of subjects at two weeks and 3 months and 3.0% of subjects at 12 months versus 0.0% to 1.0% on placebo over the same time frame.

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

Clinical Development Programs

OV101

OV101 is a delta selective extrasynaptic GABAA receptor agonist. An agonist is a chemical that binds to a receptor and activates the receptor to produce a biological response. OV101 specifically exerts its biological activity through the δ subunit of extrasynaptic

GABAA receptors. Based on the biological pathway and existing preclinical data, we anticipate developing OV101 as an orally active selective extrasynaptic GABAA agonist to compensate for the deficit in GABA concentrations observed in patients with certain rare neurological disorders. We believe OV101 is the only drug candidate in development that exerts its biological activity preferentially through the δ subunit of extrasynaptic receptors. We are initially developing OV101 for Angelman syndrome and Fragile X syndrome, and we believe it has the potential to address multiple neurodevelopmental disorders characterized by decreased tonic inhibition.

OV101 in Angelman Syndrome

Market Overview and Current Treatments

Angelman syndrome is a severe, lifelong, rare genetic condition that presents in early childhood and results in significant functional limitations in behaviour, motor, sleep, and cognitive functions. According to the National Organization for Rare Disorders, the approximate prevalence in the general population is 1 in 12,000 to 20,000. There are currently no approved therapies in the United States or ex-US specifically for the treatment of Angelman syndrome. No standard of care exists for Angelman syndrome, and current therapeutic options are symptomatic, suggesting a high unmet clinical need. Given the likely high burden of Angelman syndrome, new treatments targeting the etiology of the syndrome that result in even small improvements in features of the syndrome may be clinically meaningful for patients and their families.

Our Development of OV101 in Angelman Syndrome

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

End of Phase 2 Meeting

We met with the FDA in November 2018 to discuss the STARS trial results and plans to move to a phase 3 trial (the NEPTUNE trial). Pending the outcome of data from this study, it is intended that the NEPTUNE trial data together with the STARS trial data will be the core studies used to support the filing of a New Drug Application (NDA) with the FDA.

NEPTUNE

Following the End of Phase 2 Meeting, we initiated the NEPTUNE trial with and enrolled our first patient in September 2019. NEPTUNE is a 12-week, two-arm, randomized, double-blind, placebo-controlled trial with a once-daily, weight-based dose of OV101 versus placebo with an estimated enrollment of approximately 60 patients aged 4 to 12 years.  A few patients aged 2 to 3 years will also be enrolled for pK and safety assessments only. The primary endpoint is the change in the overall CGI-I adapted for Angelman syndrome score (CGI-I-AS) from baseline to 12 weeks between the OV101 and placebo arms.  Topline data from NEPTUNE is expected in mid-2020.

ELARA

Based on the STARS trial data, we have initiated ELARA, an open label extension trial which enrolled its first patient in February 2019 and is currently recruiting. All patients that have been treated in any of our OV101 clinical trials are eligible to enroll.

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

Our Development of OV101 in Fragile X Syndrome

ROCKET

In July 2018, we initiated our Phase 2 ROCKET clinical trial, a randomized, double-blind, parallel-group trial evaluating OV101 for the treatment of adolescent and young male adults with Fragile X syndrome. The trial is currently fully enrolled with males aged 13 to 22 with a confirmed diagnosis of Fragile X syndrome. The primary endpoint is safety and tolerability of OV101 over 12 weeks of treatment in three different cohorts of either 5mg once daily, 5mg twice daily, or 5mg three times daily. A secondary endpoint evaluates changes in behavior during 12 weeks of treatment with OV101 using the ABC-C, which has been used in previous trials of Fragile X syndrome. We anticipate data from this trial early in the second quarter of 2020.

SKYROCKET

We also initiated the SKYROCKET study in the fourth quarter of 2018.  SKYROCKET is a 12-week, non-drug study to assess the suitability of several behavioral scales in individuals with Fragile X syndrome. The trial is an observational study designed to provide additional data on the key endpoints that are being explored in the ROCKET trial as well as provide contextual data on the benefit offered by the standard of care. The study is fully enrolled with males aged 5 to 30 with Fragile X syndrome, and data from SKYROCKET are expected early in the second quarter of 2020.

OV935

OV935 for Epileptic Encephalopathies

We are developing OV935 in a joint collaboration with Takeda for the treatment of rare epileptic encephalopathies. OV935 is a potent, highly selective inhibitor of the enzyme cholesterol 24-hydroxylase, or CH24H. We believe, if approved, OV935 has the potential to become a first-in-class inhibitor of CH24H. CH24H is predominantly expressed in the brain, where it plays a central role in cholesterol homeostasis and neuronal physiology. Recent literature suggests that in addition to its impact on membrane cholesterol homeostasis in the central nervous system, modulation of CH24H may have an impact on over-activation of neurotransmitter pathways that have been implicated in a number of neurological disorders, such as epilepsy. Preclinical data suggest that inhibition of brain CH24H indirectly reduces glutamatergic signaling via NMDA receptors and modulates glial function and inflammation, which may impact disease pathology and epileptogenesis.

OV935 has completed four Phase 1 trials demonstrating favorable tolerability at doses that are believed to be therapeutically relevant. The Phase 1b/2a trial of OV935 in adults achieved its primary endpoint of safety and tolerability and showed OV935 was generally well tolerated.  In December 2017, the FDA granted orphan drug designation for OV935 for the treatment of Dravet syndrome and Lennox-Gastaut syndrome. We believe that OV935 offers the possibility not only to suppress seizures, as was observed in preclinical studies, but also to modulate the underlying biological pathways that lead to the development of seizures. This may have long-term, disease-modifying potential. The primary objective of the Phase 1b/2a clinical trial was to characterize the safety and tolerability profile of OV935 in adult patients with a documented DEE. The secondary objective was to characterize the multiple dose PK profile of OV935 in adult patients with a documented DEE.

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

Lennox-Gastaut Syndrome

Lennox-Gastaut syndrome is a rare disorder that is often diagnosed between three and five years of age. Patients diagnosed with Lennox-Gastaut syndrome experience a multitude of seizure types that are difficult to manage and have many of the same symptomologies as other rare pediatric epilepsies. Lennox-Gastaut syndrome affects over 30,000 people in the United States with approximately half being children under the age of 18.  Some patients have de novo genetic mutations, including a mutation of the SCN2A gene. The annual incidence of Lennox-Gastaut syndrome in childhood is estimated to be two per 100,000 children. It is also estimated that between 1% and 4% of childhood epilepsies are a result of Lennox-Gastaut syndrome.

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

Dup15q syndrome

Duplications of the proximal arm of chromosome 15q11.2-q13.1 result in the genetic condition Dup15q syndrome. Multiple genes including UBE3A from this region are implicated in the pathogenesis of autism spectrum disorders, epilepsy, and schizophrenia. Increased expression of the UBE3A gene contributes to epilepsy in Dup15q syndrome and it is thought to be the underlying cause of the autistic features of the syndrome as well. The most devastating feature of Dup15q syndrome is difficult to control seizures. The most common seizure types are infantile spasm and generalized tonic–clonic seizures followed by atonic, myoclonic, focal-onset, and tonic seizures. Poorly controlled seizures severely impact the quality of life of both affected individuals and their caregivers. Current treatment options for Dup15q syndrome-associated epilepsy are often ineffective. GABAergic promoting antiepileptics are typically ineffective while broad-spectrum antiepileptic medications such as valproic acid and rufinamide provide some relief.

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

Figure 9: Through inhibition of CH24H, OV935 is believed to reduce brain levels of 24HC, thereby reducing excitatory signaling.

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

A number of publications by independent academic groups have shown that 24HC is a potent modulator of the NMDA receptor. These publications describe 24HC as a positive allosteric modulator, a molecule that induces a conformational change within the protein structure of the receptor and increases its activity. Mice lacking CH24H expression have reduced brain levels of 24HC and decreased NMDA receptor signaling. Therefore, inhibiting CH24H and reducing 24HC levels in the brain offers an alternate mechanism for modulating NMDA receptor activity without blocking normal receptor function. We believe that reducing 24HC levels represents an innovative approach to impacting the glutamatergic pathway to treat epileptic encephalopathies. The potential importance of this target, along with the strength of the data supporting it, is what attracted us to OV935 as a potential treatment for these disorders.

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

Source: RIKEN Brain Science Institute, Neurogenetics laboratory (Lab head; Kazuhiro Yamakawa).

Figure 10: OV935 increases the threshold for temperature-induced seizures in mice containing the SCN1A gene mutation.

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

Figure 11: OV935 delayed seizure development in the PTZ-induced kindling mouse model.

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

Figure 12: OV935 dose-dependently reduced seizure in the Fring’s audiogenic seizure model.

90APP/PS1 Transgenic Mouse Model

Other disease models

Presenilin-1 Mice

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

Figure 13: OV935 increased survival in APP/PS1 transgenic mouse model.

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

Figure 14: OV935 reduced the number of seizures and the number of severe (Stage 4/5) seizures in the

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

Figure 15: Dose-dependent reduction in plasma 24HC by OV935 in a Phase 1 multiple ascending-dose trial.

OV935 Clinical Development Plan

Phase 1b/2a Trial - 2001

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

Secondary and Exploratory Endpoint Results

PK parameters: The data reaffirm the PK profile seen in previous studies. Specifically, OV935 exposure levels were dose-proportional and consistent with levels observed in four prior Phase 1 studies in healthy volunteers.

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

Exploratory analysis of OV935 data showed reduction in seizure frequency that was correlated with decreases in plasma 24-hydroxycholesterol (24HC) levels in adults across multiple DEE. OV935 is a potent, highly-selective first-in-class inhibitor of the enzyme cholesterol 24-hydroxylase (CH24H) being investigated as a novel approach to treating epilepsy. Based on the insights gained from the Phase 1b/2a trial, Ovid and Takeda will continue with the dose and titration schedule used in the Phase 2 ELEKTRA trial of OV935 in patients ages 2 to 17 years and the Phase 2 ARCADE trial in patients ages 2 to 55 years. In addition, Ovid has amended the protocols for these trials to exclude patients being treated with perampanel and, in light of the mode of action of OV935, the duration of treatment has been extended to 20 weeks with the potential to observe the extent of the effects of OV935 on seizure reduction over time.

ENDYMION

Ovid and Takeda will continue to enroll eligible patients in the ENDYMION open-label extension study.  ENDYMION is a prospective, multi-center, open-label extension study of OV935 in patients with DEE who have participated in a previous OV935 clinical study. The primary objective is to assess the long-term safety and tolerability of OV935 over four years of treatment in patients with rare epilepsies. A secondary endpoint evaluates the effect of OV935 on seizure frequency over time.

First Analysis of ENDYMION patients –Adult DEE rollover patients

In September 2019, we announced initial data from the first six patients in ENDYMION who were previously enrolled in the Phase 1b/2a clinical trial of OV935 in adults with DEE and subsequently ceased taking OV935 for a period of between 6 weeks and 12 months. Therefore, in most cases the seizure frequency increased from the end of the adult DEE trial until they were enrolled in ENDYMION. As shown in Table 2, longer-term data from ENDYMION out to 48 weeks suggest increased seizure reduction with prolonged treatment of OV935 and is consistent with the believed mechanism of action of OV935. Median seizure frequency reductions were 84% following 25 to 36 weeks (n=6) and 90% following 37 to 48 weeks (n=4) of treatment.

Table 2: % Reduction from Baseline in Seizure Frequency

	Weeks 1-12	Weeks 13-24	Weeks 25-36	Weeks 37-48
Overall median % reduction in seizure frequency from baseline	48% (n=6)	65% (n=6)	84% (n=6)	90% (n=4)*
% of Patients with ³50% reduction in seizure frequency from baseline	50%	50%	67%	75%

*	At the time of data analysis, two patients had not yet completed 48 weeks of dosing.

Patient baseline seizure frequency ranged from 2 to 71 (median=11.5). In general, a greater reduction in seizure frequency was observed in those with higher baseline seizure frequency. In terms of overall seizure-free interval during treatment, one patient experienced 264 consecutive days and one patient experienced 150 consecutive days without a seizure.

In addition to the six patients from the Phase 1b/2a adult DEE trial included in this data analysis, all patients who have completed the ARCADE and ELEKTRA trials to date have enrolled in ENDYMION. Data from patients who have completed ARCADE, our Phase 2, multi-center, open-label, pilot study evaluating the treatment of OV935 in patients with epileptic seizures associated with CDD or Dup15q syndrome, are not included the above analysis due to their limited treatment duration in ENDYMION. Data from patients previously treated in ELEKTRA are not included in the above analysis due to the ongoing trial being double-blinded and placebo-controlled.

Overall, at 48 weeks, safety observations were consistent with the completed Phase 1b/2a clinical trial in adults with DEE. OV935 continues to show a favorable safety and tolerability profile. The majority of adverse events were mild and comparable with those from the Phase 1b/2a trial. Specifically, adverse events that occurred included upper abdominal pain, pyrexia, bronchial wall thickening and rales. There was one treatment-related adverse event of nausea. No serious adverse events were observed.

0
-20
-40
-60
-80
-100
Median % Change in seizure frequency
-59%
n= 6
-48%
n=6
-65%
n=6
-84%
n=6
-90%
n=4*
Last 28 days in adult DEE Study
WK 1-12
WK 13-24
WK 25-36
WK 37-48
ENDYMION Trial

We expect to announce longer-term data from the ARCADE patients that rolled over into ENDYMION in the first quarter of 2020.

ELEKTRA

ELEKTRA is an international Phase 2, multi-center, randomized, double-blind, placebo-controlled study that will evaluate the treatment of OV935 in 126 pediatric patients, aged two to 17 years, with epileptic seizures associated with Dravet syndrome or Lennox-Gastaut syndrome. The trial consists of a four- to six-week screening period to establish baseline seizure frequency followed by a 20-week treatment period that includes an eight-week dose titration period and a 12-week maintenance period. The primary endpoint is the change from baseline in seizure frequency in patients treated with OV935 compared to placebo by disorder (Dravet and Lennox-Gastaut syndrome). The secondary endpoints include safety, tolerability and PK assessments as well as the percentage of patients considered treatment responders, changes in Clinician’s Clinical Global Impressions of Severity and Change, or CGI-S/C, and correlation of OV935 concentration with plasma 24HC levels. In September 2019, we announced that enrollment in ELEKTRA has been proceeding at a more rapid rate than anticipated, and we now expect to report topline results from ELEKTRA in the third quarter of 2020, earlier than originally anticipated. Enrollment in this study is complete, and we attribute the strong enrollment to high interest in the trial from multiple sites across the globe. Upon the completion of ELEKTRA, patients are eligible to enroll in the ENDYMION open-label extension trial.

ARCADE

ARCADE is a Phase 2, multi-center, open-label, pilot study that will evaluate the treatment of OV935 in patients, aged 2 to 55 years old, with epileptic seizures associated with CDD or Dup15q syndrome. The primary endpoint is the percent change in motor seizure frequency during maintenance in patients treated with OV935 by disorder type (either CDD or Dup15q syndrome). The key secondary endpoints include safety and tolerability, including percentage of participants considered treatment responders, assessment in CGI-S/C, and correlation of OV935 concentration and plasma 24HC levels.

ARCADE is enrolling subjects at clinical trial sites in the United States. This study consists of a four to six-week screening period to establish baseline seizure frequency followed by a 20-week treatment period (8-week dose optimization and 12-week maintenance period). At the end of treatment, eligible patients can roll over into the ENDYMION study.  We expect to report initial data from ARCADE in the first quarter of 2020 with full data from the trial expected in early 2021.

License and Collaboration Agreements

License Agreement with H. Lundbeck A/S

In March 2015, we entered into a license agreement with Lundbeck, which we subsequently amended in May 2019, or the Lundbeck agreement, pursuant to which we obtained from Lundbeck an exclusive (subject to certain reserved non-commercial rights), worldwide license to develop, manufacture, and commercialize OV101, also known as gaboxadol, for the treatment of human disease. Under the Lundbeck agreement, we are responsible for and will use commercially reasonable efforts to carry out all future development and commercialization of OV101. Initially, we will purchase OV101 compound from Lundbeck’s existing inventory at a specified price. Following the depletion of the existing inventory, we may purchase the compound from a third party or, if the parties agree, Lundbeck may continue to supply the compound to us. We are also obligated to make certain manufacturing-related payments to Lundbeck, including for its preparation of a drug master file for OV101.

In connection with the Lundbeck agreement, we issued 489,756 shares of our common stock to Lundbeck. We also agreed to pay to Lundbeck milestone payments up to an aggregate of $189.0 million upon the achievement of certain global development, regulatory and sales milestone events. In addition, if we successfully develop and commercialize OV101, we will be obligated to pay to Lundbeck tiered royalties based on single-digit and low-double digit percentage of net sales of OV101, subject to certain reductions for generic product sales and for royalties paid for licenses to third party intellectual property. If Lundbeck manufactures OV101 compound for us after the expiration of the royalty term, we will pay to Lundbeck, in addition to the fully burdened cost of such manufacture, a low, single-digit manufacturing royalty on the net sales of OV101 manufactured by Lundbeck.

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

License and Collaboration Agreement with Takeda

In January 2017, we entered into a license and collaboration agreement with Takeda, or the Takeda collaboration agreement. All activities of the collaboration regarding OV935 will be guided by the Takeda/Ovid “One Team” concept, an integrated and interdisciplinary team from both companies devoted to the successful advancement of OV935 across rare epilepsy syndromes. Pursuant to the Takeda collaboration agreement, we will take the lead in nonclinical and clinical development activities and commercialization of the compound OV935 and products containing this compound (as well as certain other similar compounds, including any prodrug where TAK-935 is the primary pharmacologically active metabolite) for the treatment of certain rare neurological diseases in the United States, Canada, the European Union and Israel. Takeda will take the lead in commercialization of OV935 in Japan and has the option to lead in Asia and the rest of the world, or the Takeda Territory. While we and Takeda have agreed to initially focus on certain rare neurological disorders, the scope of the collaboration may in the future include other mutually agreed upon rare neurological disorders.

Under the Takeda collaboration agreement, Takeda granted to us an exclusive license in our territory under certain patents and other intellectual property controlled by Takeda to commercialize OV935 and products containing OV935 for the treatment of certain rare neurological disorders. Takeda also granted to us a worldwide, co-exclusive license to develop, manufacture and otherwise exploit (but not commercialize) OV935 and products containing OV935 for the treatment of certain rare neurological disorders.

Under the Takeda collaboration agreement, we granted to Takeda an exclusive license in the Takeda Territory under certain patents and other intellectual property controlled by us to commercialize OV935 and products containing OV935 for the treatment of certain rare neurological disorders. We also granted to Takeda a worldwide, co-exclusive license to develop, manufacture and otherwise exploit (but not commercialize) OV935 and products containing OV935 for the treatment of certain rare neurological disorders and a co-exclusive license in certain countries to commercialize OV935 and products containing OV935 for the treatment of certain rare neurological disorders that are subsequently included in the collaboration.

We and Takeda will collaborate in the development of OV935. Pursuant to the terms of the Takeda collaboration agreement, each party is required to use commercially reasonable efforts to develop OV935 for the treatment of certain rare neurological disorders in accordance with a mutually agreed upon development plan. We are primarily responsible for activities related to the development of OV935, and as such Takeda will transition certain development activities to us. Takeda is initially responsible for regulatory activities in all countries (excluding Israel). We are initially responsible for regulatory activities in Israel, and, upon regulatory approval in the United States, Canada, and the European Union, we will assume responsibility for further regulatory activities in such jurisdictions.

We and Takeda will collaborate in the commercialization of OV935. Pursuant to the terms of the Takeda collaboration agreement, each party is required to use commercially reasonable efforts to commercialize OV935 for the treatment of certain rare neurological disorders in its territory. We are responsible for commercialization of OV935 in the United States, Canada, the European Union and Israel, and Takeda is responsible for commercialization of OV935 in Japan, and has the first right to elect to commercialize the products in the Takeda Territory. Additionally, Takeda has the right to jointly commercialize the products with us in the United States and/or the European Union for any additional mutually agreed upon rare neurological indication.

Under the Takeda collaboration agreement, we and Takeda will initially share equally all development and commercialization costs and expenses prior to launch of a product and all revenues and commercialization costs and expenses after launch. In the event that we and Takeda agree to expand the scope of the collaboration to include additional rare neurological disorders, either party may elect not to fund all or a portion of the development of such indication, in which case such party’s overall share of revenues and commercialization costs and expenses after launch of a product may be reduced under certain circumstances.

During the period commencing on the effective date of the Takeda collaboration agreement, we and Takeda have both agreed that we will not, directly or indirectly, and will cause all of our respective affiliates, not to, alone or with others, commercialize any competing product in the field of rare neurological disorders. For these purposes, a competing product is any product or compound directed against CH24H as its primary, intended mode of action. If, during such period, we or any of our affiliates is acquired by a third party that is commercializing a competing product, then we must divest our interest or terminate the commercialization of the competing product or cause our affiliate to do so.

The Takeda collaboration agreement will expire upon the cessation of commercialization of the products by both us and Takeda. Either party may terminate the Takeda collaboration agreement as a result of the other party’s uncured material breach or insolvency, for safety reasons, or, after completion of the first proof of mechanism clinical trial, for convenience. Takeda may terminate the Takeda collaboration agreement for our (or our sublicensee’s) challenge to the patents licensed under the Takeda collaboration agreement. If the agreement is terminated by Takeda for our material breach, bankruptcy or patent challenge or by us for convenience or safety reasons, our rights to the products will cease, we will transition all activities related to the products to Takeda, and we will grant Takeda an exclusive, royalty-bearing license under certain patents and other intellectual property controlled by us to commercialize OV935 and products containing OV935 for the treatment of certain rare neurological disorders. If the agreement is terminated by us for Takeda’s material breach or bankruptcy or by Takeda for convenience or safety reasons, Takeda’s rights to the products will cease, Takeda will transition all activities related to the products to us, and Takeda will grant us an exclusive, royalty-bearing license under certain patents and other intellectual property controlled by Takeda to commercialize OV935 and products containing OV935 for the treatment of certain rare neurological disorders.

Under the Takeda collaboration agreement, in the event of an acquisition of us by certain types of acquirers prior to the final dosing of a patient in the first Phase 3 trial, Takeda would have the right to elect to take over all development and commercialization activities with respect to the products, so long as Takeda at such time has (or will have) sufficient commercial infrastructure to commercialize the products. Even if Takeda exercises such right to take over all development and commercialization activities with respect to the products, we and Takeda will continue to share equally all development and commercialization costs and expenses prior to launch of a product and all revenues and commercialization costs and expenses after launch, unless otherwise set forth in the agreement.

In connection with the Takeda collaboration agreement and in consideration of certain license rights granted to us by Takeda, we issued 1,781,996 shares of our Series B-1 convertible preferred stock to Takeda. The shares of Series B-1 preferred stock held by Takeda automatically converted into 1,781,996 shares of our common stock in May 2017. Under the Takeda collaboration agreement, we are obligated to pay Takeda future payments if and when certain milestones are achieved. Upon the first patient enrollment in the first Phase 3 trial for the first of the initial disorders we and Takeda are focusing on, we are obligated to issue to Takeda the number of unregistered shares of our common stock equal to the lesser of (a) 8% of our outstanding capital stock on the issuance date or (b) $50.0 million divided by the applicable share price, unless certain events occur. In the event such payment would cause Takeda to own over 19.99% of our outstanding capital stock or other events occur, such payment must be paid in cash. The remaining potential global commercial and regulatory milestone payments equal approximately $35.0 million and can be satisfied in cash or unregistered shares of our common stock at our election.

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

Sales and Marketing

Given our stage of development, we have not yet established a commercial organization or distribution capabilities, however, in November 2019 we hired a Chief Commercial Officer to begin planning to establish a commercial organization that would be implemented if our pivotal data for OV 101 in Angelman syndrome is positive. We plan to build focused capabilities in the United States and European Union to commercialize our development programs focused on orphan disorders of the brain, where we believe the patient populations and medical specialists for the indications we are targeting are sufficiently concentrated to allow us to effectively promote our product, if approved for commercial sale, with a targeted sales team. In other markets for which commercialization may be less capital efficient for us, we may selectively pursue strategic collaborations with third parties in order to maximize the commercial potential of our drug candidates.

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

Competition

Currently, there are no therapies approved for the treatment of Angelman syndrome or Fragile X syndrome. However, certain symptomatic treatments, including traditional anticonvulsants, sedatives and antianxiety drugs, are employed to lessen the burden of these disorders. We believe SAGE Therapeutics, Inc., Marinus Pharmaceuticals, Inc. and Zynerba Pharmaceuticals, Inc. are our most direct competitors with respect to OV101. We believe Zogenix, Inc., GW Pharmaceuticals plc, Sage Therapeutics, Inc., Marinus Pharmaceuticals, Inc., Zynerba Pharmaceuticals, Inc. and PTC Therapeutics, Inc. are our most direct competitors with respect to OV935. Biogen/Ionis, Roche, Agilix and Ultragenyx (in collaboration with GeneTx) are working on genetic approaches to AS.

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

Fast Track Designation

The FDA is required to facilitate the development and expedite the review of pharmaceutical products that are intended for the treatment of a serious or life-threatening condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the condition. Under the fast track program, the sponsor of a new drug candidate may request the FDA to designate the product for a specific indication as a fast track product concurrent with or after the filing of the IND for the product candidate. The FDA must determine if the product candidate qualifies for fast track designation within 60 days after receipt of the sponsor’s request.

In addition to other benefits, such as the ability to have more frequent interactions with the FDA, the agency may initiate review of sections of a fast track product’s NDA before the application is complete. This rolling review is available if the applicant provides and the FDA approves a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA’s PDUFA review period for a fast track application does not begin until the last section of the NDAA is submitted. In addition, the fast track designation may be withdrawn by the FDA if the agency believes that the designation is no longer supported by data emerging in the clinical trial process.

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

For example, implementation of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively the Affordable Care Act, or the PPACA, has substantially changed healthcare financing and delivery by both governmental and private insurers, and significantly impacted the pharmaceutical industry. The PPACA, among other things, established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents, revised the methodology by which rebates owed by manufacturers to the state and federal government for covered outpatient drugs under the Medicaid Drug Rebate Program are calculated, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, provided incentives to programs that increase the federal government’s comparative effectiveness research and created a licensure frame work for follow-on biologic products. Since its enactment there have been judicial and Congressional challenges to certain aspects of the PPACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the PPACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Moreover, on December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. Congress could consider additional legislation to repeal or repeal and replace other elements of the PPACA. Thus, the full impact of the PPACA on our business remains unclear.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, then President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, including the BBA, will remain in effect through 2029 unless additional Congressional action is taken. Additionally, in January 2013, then President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Moreover, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs.

We expect that additional federal and state, as well as foreign, healthcare reform measures will be adopted in the future, any of which could result in reduced demand for our products or additional pricing pressure.

Employees

As of December 31, 2019, we had 59 full-time employees, 36 of whom were primarily engaged in research and development activities and 14 of whom had an MD or PhD degree.

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

Since inception in April 2014, we have incurred significant operating losses. Our net loss was $60.5 million for the year ended December 31, 2019. As of December 31, 2019, we had an accumulated deficit of $213.2 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our drug candidates, as well as hiring employees and building our infrastructure. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

In addition, because of the numerous risks and uncertainties associated with pharmaceutical products and development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Our expenses could increase and profitability could be further delayed if we decide to or are required by the U.S. Food and Drug Administration (the “FDA”) or other regulatory authorities such as the European Medicines Agency (the “EMA”) to perform studies or trials in addition to those currently expected, or if there are any delays in the development, or in the completion of any planned or future preclinical studies or clinical trials of our current and future drug candidates. Even if we complete the development and regulatory processes described above, we anticipate incurring significant costs associated with launching and commercializing our current and future drug candidates.

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations.

We have never generated any revenue from drug sales. Our operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.

Our operations have consumed substantial amounts of cash since our inception in April 2014, primarily due to organizing and staffing our company, business planning, raising capital, acquiring assets and undertaking the development of OV101 and OV935. We have not yet demonstrated the ability to, obtain marketing approvals, manufacture a commercial-scale drug or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had more experience developing drug candidates.

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

As of December 31, 2019, our cash, cash equivalents and short-term investments was $76.7 million. We believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund our current operating plans through at least 12 months from the filing of this Annual Report on Form 10-K.

We will require more capital in order to continue our preclinical and clinical activities, to obtain regulatory approval and for the commercialization of our current or future drug candidates. Any additional capital raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our current and future drug candidates.

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

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) and possible future changes in tax laws or regulations could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law the Tax Act, which significantly revised the Internal Revenue Code of 1986, as amended (the “Code”). Future guidance from the U.S. Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings, the deductibility of expenses, and the reduction of the Orphan Drug Credit from 50% to 25% of clinical costs under the Tax Act or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition, or results of operations. In addition, it is uncertain if and to what extent various states will conform to the Tax Act or any newly enacted federal tax legislation.

Our ability to use our net operating loss (“NOL”) carryforwards and certain other tax attributes to offset future taxable income may be subject to limitation.

We have incurred substantial losses since inception and do not expect to become profitable in the near future, if ever. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any.

Under Section 382 and Section 383 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of shifts in our stock ownership (some of which shifts are outside our control). As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income will be subject to limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, the Tax Act limits the use of NOLs to 80% of current year taxable income in respect of NOLs generated during or after 2018. Furthermore, any federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but NOL carrybacks have been eliminated. At the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.  As a result, even if we achieve profitability, we may not be able to utilize a material portion of our NOL carryforwards and certain other tax attributes, which could have a material adverse effect on our cash flow and results of operations.

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

Success in preclinical testing and early clinical trials does not ensure that subsequent clinical trials will generate similar results or otherwise provide adequate data to demonstrate the efficacy and safety of a drug candidate. Frequently, drug candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. For instance, our STARS trial was the first clinical trial evaluating efficacy of OV101 in patients with Angelman syndrome and OV101 has not been evaluated in a clinical trial to treat Fragile X syndrome. We may be unable to demonstrate efficacy in any future trials, including any future clinical trials of OV101 to treat Angelman syndrome. Similarly, our Phase 1b/2a adult study in OV935 showed exploratory signals of efficacy in seizure frequency reduction, but we may be unable to demonstrate efficacy in future trials in patients with DEE, or the related indications of Dravet syndrome, Lennox-Gastaut syndrome, CDKL5 Deficiency Disorder or Duplication 15q (“Dup15q”), syndrome, and the FDA has not yet made any determination regarding safety and efficacy of OV935 in any of these indications. The results from preclinical studies of OV101 and OV935 in animal models and the results from our STARS clinical trial of OV101 in patients with Angelman syndrome and clinical trials of OV101 in patients with primary insomnia may not be predictive of the effects of these compounds in later stage clinical trials. Our approach of targeting the extrasynaptic GABAA receptor with OV101, and cholesterol 24-hydroxylase (CH24H) with OV935, are both novel and unproven, and as such, the cost and time needed to develop OV101 and OV935 is difficult to predict and our efforts may not be successful. If we do not observe favorable results in clinical trials of one of our drug candidates, we may decide to delay or abandon clinical development of that drug candidate. Any such delay or abandonment could harm our business, financial condition, results of operations and prospects.

Interim top-line and preliminary results from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures, which could result in material changes in the final data.

From time to time, we have and may in the future publish or report preliminary or interim data from our clinical trials, such as the initial data we announced from the ENDYMION open label extension trial for OV935 in September 2019, which involved data from the first six patients enrolled in that extension trial which showed promising signs of efficacy over the treatment period. Preliminary or interim data from our clinical trials and those of our partners may not be indicative of the final results of the trial and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and/or more patient data become available. Preliminary or top-line results also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published or reported. As a result, preliminary or interim data should be considered carefully and with caution until final data are available. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

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

•	delays in having patients complete participation in a trial or return for post-treatment follow-up;

•	occurrence of serious adverse events associated with the drug candidate that are viewed to outweigh its potential benefits; or

•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; or

•

business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters and public health epidemics, such as the coronavirus currently impacting China and elsewhere.

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

We have received Fast Track designations for OV101 for the treatment of Angelman syndrome and Fragile X syndrome, but such designations may not actually lead to a faster development or regulatory review or approval process.

The FDA granted Fast Track designations to OV101 for the treatment of Angelman syndrome and Fragile X syndrome in December 2017 and March 2018, respectively. If a drug is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for such condition, a sponsor may apply for FDA Fast Track designation. Even though we received Fast Track designations for OV101, such Fast Track designations do not ensure that we will receive marketing approval or that approval will be granted within any particular timeframe for any of these fast track-designated indications. We may not experience a faster development or regulatory review or approval process with Fast Track designation compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

Identifying and qualifying patients to participate in our clinical trials is critical to our success. The number of patients suffering from Angelman syndrome, Fragile X syndrome and DEE, such as Dravet syndrome, Lennox-Gastaut syndrome, Dup15q syndrome and CDKL5 deficiency disorder is small and has not been established with precision. If the actual number of patients with these disorders is smaller than we anticipate, we may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development and approval of our drug candidates. Even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data, the number and nature of competing treatments and ongoing clinical trials of competing therapies for the same indication, the proximity of patients to clinical sites and the eligibility criteria for the trial, any such enrollment issues could cause delays or prevent development and approval of our drug candidates. Because we are focused on addressing rare neurological disorders, there are limited patient pools from which to draw in order to complete our clinical trials in a timely and cost-effective manner. Furthermore, our efforts to build relationships with patient communities may not succeed, which could result in delays in patient enrollment in our clinical trials. In addition, any negative results we may report in clinical trials of our drug candidate may make it difficult or impossible to recruit and retain patients in other clinical trials of that same drug candidate. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our drug candidates, or could render further development impossible. For example, the impact of public health epidemics, such as the coronavirus currently impacting China and elsewhere, may delay or prevent patients from enrolling or from receiving treatment in accordance with the protocol and the required timelines, which could delay our clinical trials, or prevent us or our partners from completing our clinical trials at all, and harm our ability to obtain approval for such product candidate. In addition, we may rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance.

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

•

business interruptions resulting from geopolitical actions, including war and terrorism or natural disasters and public health epidemics, such as the coronavirus currently impacting China and elsewhere.

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

•

Physician Payments Sunshine Act, which is part of the PPACA, that require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services (“CMS”), information related to: (i) payments or other “transfers of value’’ made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals; and (ii) ownership and investment interests held by physicians and their immediate family members;

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

Some of the provisions of the PPACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the PPACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA.  Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the PPACA such as removing penalties, starting January 1, 2019, for not complying with the PPACA’s individual mandate to carry health insurance, delaying the implementation of certain PPACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D.  Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the PPACA will impact the PPACA and our business.

Other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2029 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), which ended the use of the statutory formula and established a quality payment program, also referred to as the Quality Payment Program. In November 2019, CMS issued a final rule finalizing the changes to the Quality Payment Program. At this time, it is unclear how the introduction of the Quality Payment Program will impact overall physician reimbursement.

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products.  For example, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. In addition, Congress and the Trump administration have indicated that they will continue to seek new legislative and/or administrative measures to control drug costs.

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

As of December 31, 2019, we had 59 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day operations and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational inefficiencies, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future drug candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance, our ability to commercialize drug candidates, develop a scalable infrastructure and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

The coronavirus could adversely impact our business, including our clinical trials.

In December 2019, a novel strain of coronavirus was reported in China. Since then, the coronavirus has spread to multiple countries, including the United States and several European countries, including countries in which we have planned or ongoing clinical trials. If the coronavirus continues to spread in the United States, we may experience disruptions that could severely impact our business and clinical trials, including:

•	delays or difficulties in enrolling patients in our clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others; and
•

limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people.

For our clinical trials that are being conducted at sites outside the United States, particularly in countries which are experiencing heightened impact from the coronavirus, in addition to the risks listed above, we may also experience the following adverse impacts:

•	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;
•	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials;
•	interruption in global shipping that may affect the transport of clinical trial materials such as investigational drug product and comparator drugs used in our clinical trials;
•

changes in local regulations as part of a response to the coronavirus outbreak which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

•

delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and

•	refusal of the FDA to accept data from clinical trials in these affected geographies.

The global outbreak of the coronavirus continues to rapidly evolve. The extent to which the coronavirus may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

Additionally, California enacted the California Consumer Privacy Act (the “CCPA”) legislation that has been dubbed the first “GDPR-like” law in the United States. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation.  The CCPA may increase our compliance costs and potential liability.

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

There is no public market for our Series A convertible preferred stock.

There is no established public trading market for our Series A convertible preferred stock, and we do not expect a market to develop. In addition, we do not intend to apply for listing of the Series A convertible preferred stock on any national securities exchange or other nationally recognized trading system. Without an active market, the liquidity of the Series A convertible preferred stock will be limited.

We may sell additional equity or debt securities or enter into other arrangements to fund our operations, which may result in dilution to our stockholders and impose restrictions or limitations on our business.

Until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance future cash needs through public or private equity or debt offerings. In June 2018, we filed a shelf registration statement on Form S-3 (Registration No. 333-225391) that allows us to sell up to an aggregate of $200 million of our common stock, which includes up to $50.0 million designated in the prospectus supplement for an at-the-market offering program. During the year ended December 31, 2019, we sold 6,893,888 shares of common stock in our at-the-market offering program for net proceeds of $22.3 million, after deducting sales agent commissions and other offering expenses payable by us.  Additionally, in February, October and November 2019, we issued and sold an aggregate of 24,343,778 shares of common stock and 6,500 shares of Series A convertible preferred stock, for aggregate net proceeds of $64.2 million. These financing activities may have an adverse impact on our stockholders’ rights as well as on our operations, and such additional funding may not be available on reasonable terms, if at all. If we raise additional funds through the issuance of additional debt or equity securities, it may result in dilution to our existing stockholders and/or increased fixed payment obligations. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations and potentially impair our competitiveness, such as redeeming our shares, making investments, issuing additional equity, limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, if we seek funds through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us. Any of these events could significantly harm our business, financial condition and prospects.

Concentration of ownership of our common stock among our executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Based upon our shares of our common stock outstanding as of March 4, 2020, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 45% of our outstanding common stock.

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

We are an “emerging growth company” and a “smaller reporting company” and the reduced disclosure requirements applicable to such companies may make our common stock less attractive to investors.

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

We are also a smaller reporting company as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) our voting and non-voting common stock held by nonaffiliates is less than $250.0 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

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

Item 3. Legal Proceedings

We are not currently subject to any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on The Nasdaq Global Select Market on May 5, 2017, under the symbol “OVID.”

Comparative Stock Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act. The following graph shows a comparison from May 5, 2017 (the date our common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2019, of the cumulative total return for our common stock, the Nasdaq Composite Index, and the Nasdaq Biotechnology.

The graph assumes an initial investment of $100 on May 5, 2017. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

Holders of Record

As of March 4, 2020, we had approximately 12 holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data

The following table sets forth our selected consolidated financial data. We derived the consolidated statement of operations data for the years ended December 31, 2019 and 2018 and the consolidated balance sheet data as of December 31, 2019 and 2018, from our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for any period in the future. The selected consolidated financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto, included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data in this section are not intended to replace our consolidated financial statements and the related notes thereto.

Consolidated Statement of Operations Data:

	For the Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except share and per share data)
Selected Statements of Operations and Comprehensive Loss Data:
Operating expenses:
Research and development	$42,157	$33,790	$49,972	$9,585	$6,612
General and administrative	19,252	19,142	15,035	12,950	6,578
Total operating expenses	61,409	52,932	65,007	22,535	13,190

Loss from operations	(61,409)	(52,932)	(65,007)	(22,535)	(13,190)

Interest income	948	952	202	121	30
Net loss and comprehensive loss	$(60,461)	$(51,980)	$(64,805)	$(22,414)	$(13,160)
Net loss attributable to common stockholders	$(60,461)	$(51,980)	$(64,805)	$(22,414)	$(13,160)
Net loss per share attributable to common stockholders, basic and diluted	$(1.54)	$(2.11)	$(3.35)	$(2.28)	$(1.36)
Weighted -average common shares outstanding basic and diluted	39,217,223	24,631,011	19,344,355	9,838,590	9,699,247

Consolidated Balance Sheet Data:

	As of December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Selected Balance Sheet Data:
Cash and cash equivalents	$41,897	$36,490	$87,126	$51,940	$69,944
Short-term investments	34,842	5,011	-	-	-
Working capital	69,280	35,424	82,567	48,678	67,974
Total assets	80,844	47,650	89,458	53,028	70,377
Total liabilities	10,820	8,844	6,021	3,733	2,309
Accumulated deficit	(213,157)	(152,695)	(100,716)	(35,910)	(13,495)
Total stockholders’ equity	70,024	38,805	83,437	49,294	68,067

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

Overview

We are a late-stage clinical biopharmaceutical company focused exclusively on developing impactful medicines for patients and families living with rare neurological disorders. We believe these disorders represent an attractive area for drug development as the understanding of the underlying biology has grown meaningfully over the last few years and only now is being appreciated by the industry. Our experienced team began with a vision to integrate the biology and symptomology of rare neurological conditions to employ innovative research and clinical strategies for the development of our drug candidates. Based on recent scientific advances in genetics and the biological pathways of the brain, we created a proprietary map of disease-relevant pathways and used it to identify and acquire novel compounds for the treatment of rare neurological disorders. We are also building a deep knowledge of the diseases and the clinically meaningful endpoints required for development of a compound in these rare neurological disorders. We continue to execute on our strategy by in-licensing and collaborating with leading biopharmaceutical companies and academic institutions. We have developed a robust pipeline of first-in-class and only-in-class clinical assets with an initial focus on neurodevelopmental disorders and developmental and epileptic encephalopathies, or DEE.

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

Following discussion of the STARS clinical trial with the U.S. Food and Drug Administration (“FDA”) and German regulatory authorities, we designed and initiated a pivotal Phase 3 clinical trial in OV101 for Angelman syndrome in June 2019, which we refer to as the NEPTUNE clinical trial. NEPTUNE is a 12-week, two-arm, double-blind, placebo-controlled trial with approximately 60 patients aged 4 to 12 years randomized to either once daily, weight-based dose of OV101 or to placebo. A few patients aged 2-3 years will also be enrolled for safety assessments only. The primary endpoint is the change in the overall CGI-I-AS score at 12-weeks versus baseline between the OV101 and placebo groups.  In September 2019, we announced that the first patient had been randomized in NEPTUNE, and we expect to report topline data from this trial by mid-2020. There are no other drug candidates in clinical development, or drugs approved, for treatment of Angelman syndrome.

Based on the STARS clinical trial data, we also initiated ELARA, an open-label extension trial which enrolled its first patient in February 2019, and enrollment is ongoing.  In June 2019, the European Commission granted OV101 orphan drug designation for the treatment of Angelman syndrome based on the results of the STARS clinical trial.

We also are currently conducting a Phase 2 trial evaluating OV101 in adolescent and young male adults with Fragile X syndrome, which we refer to as the ROCKET clinical trial. The primary endpoint of ROCKET is safety and tolerability of OV101 over 12 weeks of treatment in three different cohorts of either 5mg once daily, 5mg twice daily or 5mg three times daily. A secondary efficacy endpoint evaluates changes in behavior during 12 weeks of treatment with OV101 using the Activities-specific Balance Confidence Scale that has been used in previous trials for Fragile X syndrome. We expect to report data from ROCKET early in the second quarter of 2020.  We are also conducting an observational non-drug study, known as SKYROCKET, to assess the suitability of scales for the measurement of behavior, sleep and functioning in individuals with Fragile X syndrome. We expect to report data from SKYROCKET early in the second quarter of 2020.

In addition, we are in a license and collaboration with Takeda Pharmaceutical Company Limited (“Takeda”) to jointly develop and commercialize TAK-935, which we have licensed from Takeda and refer to as OV935 (soticlestat). We are initially studying OV935 for those suffering from severe and often intractable forms of DEE, including Dravet syndrome, Lennox-Gastaut syndrome (“LGS”) and CDKL5 Deficiency Disorder and Duplication 15q, or Dup15q, syndrome. Each of these disorders either has limited or no therapeutic options. We completed a Phase 1b/2a clinical trial of OV935 in a mixed group of adults with DEE and announced the results in December 2018. The trial achieved its primary endpoint of safety and tolerability, dose proportional reduction in a potential plasma biomarker called 24HC, and a robust reduction in seizure frequency (61% at day 92), with two patients becoming seizure-free at the end of the treatment period.

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

OV935 is currently in multiple Phase 2 clinical trials and we expect to report data in these trials in 2020. The FDA has granted orphan drug designation for OV935 for the treatment of Dravet syndrome and LGS.  Ovid and Takeda continue to enroll study subjects in two additional clinical trials: a Phase 2 clinical trial in pediatric patients with Dravet syndrome or LGS (ELEKTRA) and a Phase 2 clinical trial in pediatric patients with CDKL5 deficiency disorder or Dup15q syndrome (ARCADE).  Further, all study subjects who have completed the ARCADE and ELEKTRA trials have the opportunity to enroll in the ENDYMION trial and to date all study subjects have enrolled in ENDYMION.

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

We have not generated any revenue and have funded our business primarily through the sale of our capital stock. Through December 31, 2019, we have raised net proceeds of $228.6 million from the sale of our convertible preferred stock and our common stock. As of December 31, 2019, we had $76.7 million in cash, cash equivalents and short-term investments. We recorded net losses of $60.5 million and $52.0 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of approximately $213.2 million.

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

Recent Events

In November and December 2019, we sold 4,003,000 shares of our common stock and 2,890,888 shares of our common stock pursuant to the ATM agreement (as defined below) at a price per share of $2.50 and $4.5001, respectively, for aggregate net proceeds of $22.3 million after deducting sales agent commissions and other offering expenses payable by us.

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

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

The following table summarizes the results of our operations for the periods indicated:

	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018	Change $
	(in thousands)
Research and development	$42,157	$33,790	$8,367
General and administrative	19,252	19,142	110
Total operating expenses	61,409	52,932	8,477
Loss from operations	(61,409)	(52,932)	(8,477)
Interest income	948	952	(4)
Net loss	$(60,461)	$(51,980)	$(8,481)

Research and Development Expenses

	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018	Change $
	(in thousands)
Preclinical and development expenses	$27,034	$20,101	$6,933
Payroll and payroll-related expenses	11,496	11,404	92
Other expenses	3,627	2,285	1,342
Total research and development	$42,157	$33,790	$8,367

Research and development expenses were $42.2 million for the year ended December 31, 2019 compared to $33.8 million for the year ended December 31, 2018. The increase of $8.4 million was primarily due to an increase in development activities related to our ongoing development programs. During the year ended December 31, 2019, total research and development expenses consisted of $27.0 million in preclinical and development expenses, including a credit of $4.7 million representing costs reimbursable to the Company from Takeda in respect of the Takeda collaboration, $11.5 million in payroll and payroll-related expenses, of which $2.4 million related to stock-based compensation, and $3.6 million in other expenses.  During the year ended December 31, 2018, total research and development expenses consisted of $20.1 million in preclinical and development expenses, including a credit of $1.3 million representing costs reimbursed to us from Takeda in respect of the Takeda collaboration, $11.4 million in payroll and payroll-related expenses, of which $3.1 million related to stock-based compensation, and $2.3 million in other expenses.

General and Administrative Expenses

	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018	Change $
	(in thousands)
Payroll and payroll-related expenses	$9,888	$10,455	$(567)
Legal and professional fees	5,623	4,729	894
General office expenses	3,741	3,958	(217)
Total general and administrative	$19,252	$19,142	$110

General and administrative expenses were $19.3 million for the year ended December 31, 2019 compared to $19.1 million for the year ended December 31, 2018. The increase of $0.1 million primarily consisted of an increase in legal and professional fees of $0.9 million offset by decreases in general office expenses of $0.2 and payroll and payroll-related expenses of $0.6 million driven by a decrease in stock-based compensation expense.

Interest Income

Interest income was $0.9 million for the year ended December 31, 2019 and $1.0 million for the year ended December 31, 2018.

Income Taxes

There was no provision for income taxes for the years ended December 31, 2019 and 2018 because we have historically incurred operating losses and we maintain a full valuation allowance against our net deferred tax assets.  The valuation allowance was approximately $76.5 million and $54.0 million at December 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

Overview

As of December 31, 2019, we had total cash, cash equivalents and short-term investments of $76.7 million as compared to $41.5 million as of December 31, 2018.

In February 2019, we sold 13,993,778 shares of our common stock and 2,500 shares of Series A Convertible Preferred Stock at a public offering price of $2.00 and $2,000 per share, respectively, for net proceeds of $30.5 million, after deducting underwriting discounts and commissions and other offering expenses payable by us, or the February Offering. In October and November 2019, we sold 10,350,000 shares of our common stock, which included the full exercise of the underwriters’ option to purchase additional shares, and 4,000 shares of Series A Convertible Preferred Stock at a public offering price of $2.50 and $2,500 per share, respectively, for net proceeds of $33.5 million after deducting underwriting discounts and commissions and other offering expenses payable by us, or the October Offering.

In June 2018, we entered into a sales agreement, or the ATM agreement, with Cowen and Company, LLC, or Cowen, under which we may offer and sell in “at the market offerings,” from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen acting as our sales agent, or the ATM Offering. During the year ended December 31, 2019, we sold 6,893,888 shares of our common stock under the ATM agreement for net proceeds of $22.3 million after deducting sales agent commissions and other offering expenses payable by us.

Similar to other development stage biotechnology companies, we have not generated any revenue since inception. We have incurred losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses and negative operating cash flows for at least the next several years. We incurred net losses of $60.5 million and $52.0 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $213.2 million and working capital of $69.3 million.

We believe that our existing cash, cash equivalents, and short-term investments as of December 31, 2019 will be sufficient to fund our current operating plans through at least the next 12 months from the filing of this Annual Report on Form 10-K.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$(51,091)	$(45,558)
Investing activities	(30,041)	(5,364)
Financing activities	86,539	286
Net increase (decrease) in cash and cash equivalents	$5,407	$(50,636)

Net Cash Used in Operating Activities

Net cash used in operating activities was $51.1 million for the year ended December 31, 2019, which consisted of net losses of $60.5 million offset by $9.4 million of net non-cash charges and changes in operating asset and liabilities compared to $45.6 million for the year ended December 31, 2018, which consisted of net losses of $52.0 million offset by $6.4 million of net non-cash charges and changes in operating assets and liabilities. The increase of $5.4 million in net cash used in operating activities was primarily due to an increase in our costs and upfront payments related to our research and development programs and an increase in our payroll and payroll-related expenses as the result of increased headcount as we continue to build our management team and expand our operations.

Net Cash Used in Investing Activities

Net cash used in investing activities was $30.0 million for the year ended December 31, 2019, compared to $5.4 million for the year ended December 31, 2018. The increase in net cash used in investing activities was primarily due to purchases of short-term investments during the year ended December 31, 2019 compared to maturities and purchases during the year ended December 31, 2018.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $86.5 million for the year ended December 31, 2019 was primarily due to the net proceeds from the February Offering, October Offering and ATM Offering.  Net cash provided by financing activities of $0.3 million for the year ended December 31, 2018 was primarily due to the proceeds from the exercise of stock options and purchases of shares under the 2017 employee stock purchase plan.

Contractual Obligations and Commitments

As of December 31, 2019, we had no contractual obligations or commitments.  We had no long-term debt, operating leases, or capital leases and no material non-cancelable purchase commitments with service providers, as we have generally contracted on a cancelable, purchase order basis. We excluded any potential contingent payments upon the achievement by us of clinical, regulatory and commercial events, as applicable, or royalty payments that we may be required to make under license agreements we have entered into with various entities pursuant to which we have in-licensed certain intellectual property as contractual obligations or commitments, including our license agreement with H. Lundbeck A/S, our license agreement with Northwestern, and our Takeda collaboration. Pursuant to these license agreements, we have agreed to make milestone payments up to an aggregate of $279.3 million upon the achievement of certain development, regulatory and sales milestones. We excluded these contingent payments given that the timing and amount, if any, of such payments cannot be reasonably estimated at this time. See the section titled “Business—License and Collaboration Agreements—License Agreement with H. Lundbeck A/S”, Business—License and Collaboration Agreements—

Northwestern License,” and “Business—License and Collaboration Agreements—License and Collaboration Agreement with Takeda” for additional information.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Emerging Growth Company Status and Smaller Reporting Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company until December 31, 2022. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•	reduced disclosure about our executive compensation arrangements;
•	no non-binding stockholder advisory votes on executive compensation or golden parachute arrangements; and
•	exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

We have taken advantage of reduced reporting requirements in this Annual Report on Form 10-K and may continue to do so until such time that we are no longer an emerging growth company. We will remain an “emerging growth company” until the earliest of (a) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more, (b) December 31, 2022, the last day of the fiscal year following the fifth anniversary of the completion of the our IPO, (c) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period for complying with new or revised accounting standards. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

In addition, we are also a smaller reporting company as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

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

Our significant accounting policies are described in more detail in Note 2 to our audited financial statements appearing elsewhere in this Annual Report on Form 10-K. We believe the following critical accounting policies are most important to understanding and evaluating our reported financial results.

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

Stock-Based Compensation

We account for stock-based compensation awards in accordance with the Financial Accounting Standards Board Accounting Standards Codification, or ASC, Topic 718, Compensation—Stock Compensation, or ASC 718 (see note 2). ASC 718 requires all stock-based compensation awards to be recognized as expense based on their grant date fair values. We recognized expenses over the requisite service period, which is generally the vesting period of the award under the straight-line method.  We account for forfeitures as they occur. We record the expense for stock-based compensation awards subject to performance-based milestone vesting over the remaining service period when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions at each reporting date.

We measure the grant-date fair value based on the Black-Scholes option-pricing model, which uses subjective assumptions.  These assumptions include:

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. As of December 31, 2019, we had cash and cash equivalents of $41.9 million that were held in an interest-bearing money market account. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents in institutional market funds that are comprised of U.S. Treasury and U.S. Treasury-backed repurchase agreements.

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

As of December 31, 2019, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2019 our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, under the supervision and with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item is incorporated by reference to the information set forth in the sections titled “Proposal 1 – Election of Directors,” “Executive Officers,” and “Information Regarding the Board and Corporate Governance” and “Delinquent Section 16(a) Reports,” if any, in our 2020 Proxy Statement.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information set forth in the section titled “Executive Officer and Director Compensation” in our 2020 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management and “Equity Compensation Plan Information” in our 2020 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to the information set forth in the section titled “Transactions with Related Persons” and “Information Regarding the Board and Corporate Governance – Board Independence” in our 2020 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information set forth in the section titled “Independent Registered Public Accounting Firm Fees” contained in our 2020 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statements and Schedules

(a)(1) Financial Statements.

The response to this portion of Item 15 is set forth under Item 8 hereof.

(a)(2) Financial Statement Schedules.

All schedules have been omitted because they are not required or because the required information is given in the Financial Statements or Notes thereto.

(a)(3) Exhibits.

The exhibits listed below are filed as part of this Annual Report on Form 10-K.

Number	Description

3.1

Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38085), filed with the Commission on May 10, 2017).

3.2

Corrected Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38085), filed with the Commission on September 24, 2019).

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

4.3	Description of the Securities of Ovid Therapeutics Inc.

4.4

Form of Series A Preferred Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-38085), filed with the Commission on February 21, 2019).

10.1+

Form of Indemnity Agreement by and between the Company and its directors and officers (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-217245), filed with the Commission on April 10, 2017).

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

10.13+	Non-Employee Director Compensation Plan.

10.14+

Executive Employment Agreement between the Registrant and Jeremy M. Levin, dated June 5, 2015 (incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-217245), filed with the Commission on April 10, 2017).

10.15+	Second Amended and Restated Executive Employment Agreement between the Company and Amit Rakhit, effective November 1, 2019.

10.16+	Third Amended and Restated Executive Employment Agreement between the Company and Tim Daly, effective December 18, 2019.

10.18†

License Agreement by and between H. Lundbeck A/S and the Company, dated March 25, 2015 (incorporated herein by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-217245), filed with the Commission on May 2, 2017).

10.19†

Collaboration and License Agreement, by and between the Company and Takeda Pharmaceutical Company Limited, effective January 6, 2017 (incorporated herein by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-217245), filed with the Commission on April 10, 2017).

10.20†

Series B-1 Preferred Stock Purchase Agreement, by and between the Company and Takeda Pharmaceutical Company Limited, dated January 6, 2017 (incorporated herein by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-217245), filed with the Commission on April 10, 2017).

10.21†

License Agreement by and between Northwestern University and the Company, dated December 15, 2016.  (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K (File No. 001-38085), filed with the Commission on April 10, 2017).

10.22^

First Amendment to License Agreement, by and between H. Lundbeck A/S and the Company, dated May 10, 2019 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (File No. 001-38085), filed with the Commission on June 17, 2019).

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
^

Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the Securities and Exchange Commission, certain portions of this exhibit have been redacted. The Registrant hereby agrees to furnish supplementally to the Securities and Exchange Commission, upon its request, an unredacted copy of this exhibit.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVID THERAPEUTICS INC.

Date: March 11, 2020	By:	/s/ Jeremy M. Levin
Jeremy M. Levin
Chief Executive Officer (Principal Executive Officer)

Date: March 11, 2020	By:	/s/ Timothy Daly
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

Signature	Title	Date

/s/ Jeremy M. Levin, DPhil, MB BChir Jeremy M. Levin, DPhil, MB BChir	Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2020

/s/ Timothy Daly Timothy Daly	Executive Vice President, Finance and Corporate Controller (Principal Financial and Accounting Officer)	March 11, 2020

/s/ Karen Bernstein, PhD Karen Bernstein, PhD	Director	March 11, 2020

/s/ Barbara Duncan	Director	March 11, 2020
Barbara Duncan

/s/ Bart Friedman Bart Friedman	Director	March 11, 2020

/s/ Douglas Williams, PhD Douglas Williams, PhD	Director	March 11, 2020

OVID THERAPEUTICS INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Ovid Therapeutics Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ovid Therapeutics Inc. and subsidiary (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two‑year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

New York, New York
March 11, 2020

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

OVID THERAPEUTICS INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$41,897,144	$36,489,618
Short-term investments	34,841,969	5,011,034
Related party receivable	1,131,146	600,104
Prepaid expenses and other current assets	1,942,933	2,167,391
Total current assets	79,813,192	44,268,147

Long-term prepaid expenses	359,539	2,797,561
Security deposit	135,390	122,155
Property and equipment, net	68,363	69,867
Other assets	467,247	391,872
Total assets	$80,843,731	$47,649,602

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,256,098	$3,755,595
Accrued expenses	7,266,706	5,088,862
Related party payable	10,804	-
Total current liabilities	10,533,608	8,844,457
Related party payable - noncurrent	286,562	-
Total liabilities	10,820,170	8,844,457

Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; Series A convertible preferred stock, 10,000 and zero shares designated, 7,762 and zero shares issued and outstanding at December 31, 2019 and 2018, respectively	8	-
Common stock, $0.001 par value; 125,000,000 shares authorized; 54,710,322 and 24,654,114 shares issued and outstanding at December 31, 2019 and 2018, respectively	54,711	24,654
Additional paid-in-capital	283,122,894	191,477,598
Accumulated other comprehensive income (loss)	2,469	(1,829)
Accumulated deficit	(213,156,521)	(152,695,278)
Total stockholders' equity	70,023,561	38,805,145
Total liabilities and stockholders' equity	$80,843,731	$47,649,602

See accompanying notes to these consolidated financial statements

OVID THERAPEUTICS INC.

Consolidated Statements of Operations

	For the Year Ended December 31,	For the Year Ended December 31,
	2019	2018
Operating expenses:
Research and development	$42,157,641	$33,790,031
General and administrative	19,251,826	19,141,652
Total operating expenses	61,409,467	52,931,683
Loss from operations	(61,409,467)	(52,931,683)
Interest income	948,224	952,073
Net loss	$(60,461,243)	$(51,979,610)
Net loss attributable to common stockholders	$(60,461,243)	$(51,979,610)
Net loss per share attributable to common stockholders, basic and diluted	$(1.54)	$(2.11)
Weighted-average common shares outstanding basic and diluted	39,217,223	24,631,011

See accompanying notes to these consolidated financial statements

OVID THERAPEUTICS INC.

Consolidated Statements of Comprehensive Loss

	For the Year Ended December 31,	For the Year Ended December 31,
	2019	2018
Net loss	$(60,461,243)	$(51,979,610)
Other comprehensive income (loss):
Unrealized income (loss) on available-for-sale securities	4,298	(1,829)
Comprehensive loss	$(60,456,945)	$(51,981,439)

See accompanying notes to these consolidated financial statements

OVID THERAPEUTICS INC.

Consolidated Statement of Changes in Stockholders’ Equity

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Deficit	Total
Balance, December 31, 2018	-	$-	24,654,114	$24,654	$191,477,598	$(1,829)	$(152,695,278)	$38,805,145
Proceeds from February Offering, net of underwriting costs and commissions	2,500	3	13,993,778	13,994	30,506,838	-	-	30,520,835
Issuance of common stock from employee stock purchase plan	-	-	80,542	81	131,814	-	-	131,895
Conversion of common stock to series A convertible preferred stock	1,262	1	(1,262,000)	(1,262)	1,261	-	-	-
Proceeds from October Offering, net of underwriting costs and commissions	4,000	4	10,350,000	10,350	33,519,919	-	-	33,530,273
Proceeds from ATM transactions, net of underwriting costs and commissions	-	-	6,893,888	6,894	22,279,672	-	-	22,286,566
Stock-based compensation expense	-	-	-	-	5,205,792	-	-	5,205,792
Other comprehensive income	-	-	-	-	-	4,298	-	4,298
Net loss	-	-	-	-	-	-	(60,461,243)	(60,461,243)
Balance, December 31, 2019	7,762	$8	54,710,322	$54,711	$283,122,894	$2,469	$(213,156,521)	$70,023,561

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Deficit	Total
Balance, December 31, 2017	-	$-	24,606,256	$24,606	$184,127,565	$-	$(100,715,668)	$83,436,503
Issuance of common stock from exercise of stock options	-	-	15,744	16	111,362	-	-	111,378
Issuance of common stock from employee stock purchase plan	-	-	32,114	32	174,730	-	-	174,762
Stock-based compensation expense	-	-	-	-	7,063,941	-	-	7,063,941
Other comprehensive loss	-	-	-	-	-	(1,829)	-	(1,829)
Net loss	-	-	-	-	-	-	(51,979,610)	(51,979,610)
Balance, December 31, 2018	-	$-	24,654,114	$24,654	$191,477,598	$(1,829)	$(152,695,278)	$38,805,145

See accompanying notes to these consolidated financial statements

OVID THERAPEUTICS INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(60,461,243)	$(51,979,610)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	5,205,792	7,063,941
Depreciation and amortization	255,002	141,733
Loss on disposal of intangible assets	-	4,610
Change in accrued interest and accretion of discount on short-term investments	(29,633)	(1,240)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	224,458	(1,305,047)
Security deposit	(13,235)	(33,215)
Related party receivable	(531,042)	-
Long-term prepaid expenses	2,438,022	(2,192,915)
Accounts payable	(653,953)	1,649,735
Accrued expenses	2,177,844	1,093,528
Related party payable	297,366	-
Net cash used in operating activities	(51,090,622)	(45,558,480)

Cash flows from investing activities:
Purchases of short-term investments	(34,797,004)	(50,011,623)
Proceeds from maturities of short-term investments	5,000,000	45,000,000
Purchases of property and equipment	(57,156)	(33,871)
Software development and other assets	(186,889)	(318,148)
Net cash used in investing activities	(30,041,049)	(5,363,642)

Cash flows from financing activities:
Proceeds from February and October Offerings, net of offering expenses	64,120,736	-
Proceeds from ATM Offering, net of offering expenses	22,286,566	-
Proceeds from employee stock purchase plan	131,895	174,762
Proceeds from exercise of options	-	111,378
Net cash provided by financing activities	86,539,197	286,140

Net increase (decrease) in cash and cash equivalents	5,407,526	(50,635,982)
Cash and cash equivalents, at beginning of period	36,489,618	87,125,600
Cash and cash equivalents, at end of period	$41,897,144	$36,489,618

Non-cash investing and financing activities:
Offering costs in accrued expenses	$69,628	$-
Software development and other costs in accounts payable and accrued expenses	$164,922	$60,624
Purchase of property and equipment in accounts payable	$-	$19,470

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

Historically, the Company’s major sources of cash have comprised of proceeds from various public and private offerings of its capital stock and interest income. As of December 31, 2019, the Company had approximately $76.7 million in cash, cash equivalents and short-term investments.  The actual amount of cash that the Company will need to operate is subject to many factors. Management’s plans to mitigate any unexpected shortfall of capital, to support future operations, include raising additional funds. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company or whether the Company will become profitable and generate positive operating cash flow.

The Company has not generated any revenue since inception.  As a result, the Company has incurred operating losses since inception and requires significant cash resources to continue to execute its business plan.  The Company had an accumulated deficit of $213.2 million as of December 31, 2019 and cash outflows from operating activities of $51.1 million for the year ended December 31, 2019. The Company expects to continue to incur net losses for at least the next several years and is highly dependent on its ability to find additional sources of funding in the form of debt or equity financing to fund its operations. Management believes that the Company’s existing cash, cash equivalents and short-term investments as of December 31, 2019 will be sufficient to fund its current operating plans through at least the next 12 months from the date of filing of this Annual Report on Form 10-K. Management expects that future sources of funding may include new or expanded partnering arrangements and sales of equity or debt securities. Adequate additional funding may not be available to the Company on acceptable terms or at all. The failure to raise capital as and when needed could have a negative impact on the Company’s financial condition and ability to pursue business strategies. The Company may be required to delay, reduce the scope of or eliminate research and development programs, or obtain funds through arrangements with collaborators or others that may require the Company to relinquish rights to certain drug candidates that the Company might otherwise seek to develop or commercialize independently.

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

(E) Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the year ended December 31, 2019 the Company had other comprehensive income comprised of the gain on debt securities.

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

(J) Research and Development Expenses

The Company expenses the cost of research and development as incurred. Research and development expenses comprise costs incurred in performing research and development activities, including clinical trial costs, manufacturing costs for both clinical and pre-clinical materials as well as other contracted services, license fees, and other external costs. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity is performed or when the goods have been received, rather than when the cost is incurred, in accordance with ASC 730, Research and Development.

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

The Company accounts for options awards granted to nonemployee consultants and directors in accordance with ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The fair value of the option issued or committed to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock at the earlier of the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.

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

The three levels of the fair value hierarchy are as follows:

•

Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities. The Company’s Level 1 assets consisted of money market funds and short-term investments totaling $76.2 million and $40.5 million as of December 31, 2019 and 2018, respectively.

•

Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted prices of similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active). Level 2 includes financial instruments that are valued using models or other valuation methodologies. The Company had no Level 2 assets or liabilities as of December 31, 2019 and 2018.

•

Level 3—Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when their fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. The Company had no Level 3 assets or liabilities as of December 31, 2019 and 2018.

The carrying amounts reported in the balance sheets for cash and cash equivalents, related-party receivables, other current assets, accounts payable, accrued expenses, and current related-party payables approximate their fair value based on the short-term maturity of these instruments.

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

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	For the Year Ended December 31,
	2019	2018
Stock options to purchase common stock	7,405,295	4,714,383
Series A convertible preferred stock	7,762	-

(O) Segment Data

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions.

(P) Retirement Plan

The Company maintains a 401(k)-retirement plan for its employees that is intended to qualify under Sections 401(a) and 501(a) of the U.S. Internal Revenue Code of 1986, as amended (“Code”). The Company provides all active employees with a 100% matching contribution equal to 3% of an employee’s eligible compensation deferred and 50% matching contributions on employee contributions that are between 3% and 5% of an employee’s eligible compensation deferred. These safe harbor contributions vest immediately.  For the years ended December 31, 2019 and 2018 the Company contributed $285,000 and $210,034, respectively.

(Q) Recent Accounting Pronouncements

Recent accounting standards which have been adopted

On June 20, 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This new standard simplifies the accounting for share-based payments granted to nonemployees for goods and services. The standard supersedes ASC 505-50 and expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. As such, among others, the measurement date for nonemployee awards would generally be the grant date same as the measurement date for employee equity awards and for performance-based awards, an entity is required to recognize any cost on the basis of the probable outcome of the performance conditions using the grant-date fair value of the award. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Due to the immaterial volume of nonemployee equity-based awards as well as the immaterial fair value of such awards this standard did not have a material impact on the Company’s financial statements.

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

New accounting standards which have not yet been adopted

On November 5, 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808), - which amends ASC 808 to clarify when transactions between participants in a collaborative arrangement under ASC 808 are within the scope of the FASB’s new revenue standard, ASU 2014-09 (codified in ASC 606). The amendments require the application of ASC 606 existing guidance to determine the units of account that are distinct in a collaborative arrangement for purposes of identifying transactions with customers. If a unit of account within the collaborative arrangement is distinct and is with a customer, an entity shall apply the guidance in Topic 606 to that unit of account. In a transaction between collaborative participants, an entity is precluded by ASU 2018-18 from presenting a transaction together with “revenue from contracts with customers” unless the unit of account is within the scope of ASC 606 and the entity applies the guidance in ASC 606 to such unit of account. The amended guidance is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company has a collaboration agreement with Takeda. However, the Company does not expect these amendments to have an impact on its financial statements, as Takeda does not meet the definition of a customer.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This new standard requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including loans and trade and other receivables. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The standard also amends the impairment model for available-for-sale debt securities and requires entities to determine whether all or a portion of the unrealized loss on an available-for-sale debt security is a credit loss. Under the new guidance, an entity will recognize an allowance for credit losses on available-for-sale debt securities as a contra-account to the amortized cost basis rather than as a direct reduction of the amortized cost basis of the investment, as is currently required. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019. The Company does not expect the adoption of this standard to have a material impact on its financial statements due to the immaterial level of its unrealized losses on available-for-sale securities and its immaterial level of loans and receivables.

NOTE 3 – CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

All short-term investments are classified as available-for-sale. The following tables summarize the fair value of cash, cash equivalents, and short-term investments, as well as gross unrealized holding gains and losses as of December 31, 2019 and December 31, 2018:

	December 31, 2019
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	holding gains	holding losses	value
Cash	$501,537	$-	$-	$501,537
Money market funds (a)	41,395,607	-	-	41,395,607
Total cash and cash equivalents	$41,897,144	$-	$-	$41,897,144

U.S. treasury notes (a)	$34,839,500	$2,469	$-	$34,841,969
Total short-term investments	$34,839,500	$2,469	$-	$34,841,969

(a)  As of December 31, 2019, the Company's Level 1 assets consisted of money market funds and U.S. treasury notes totaling $76.2 million. The Company had no level 2 or level 3 assets or liabilities as of December 31, 2019.

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

As of December 31, 2019, the aggregate fair value of securities that were in an unrealized gain position for less than 12 months was $34.8 million.  As of December 31, 2018, the aggregate fair value of securities that were in an unrealized loss position for less than 12 months was $5.0 million. The Company did not hold any securities in an unrealized gain or loss position for more than 12 months as of December 31, 2019.

There were no realized gains or losses on available-for-sale securities during the years ended December 31, 2019 and 2018.

NOTE 4 – PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

Property and equipment is summarized as follows:

	December 31,	December 31,
	2019	2018
Furniture and equipment	$193,717	$156,031
Less accumulated depreciation	(125,354)	(86,164)
Total property, plant and equipment, net	$68,363	$69,867

Depreciation expense was $39,000 and $35,000 for the years ended December 31, 2019 and 2018 respectively.

Intangible assets, net of accumulated amortization, were $467,000 and $392,000 as of December 31, 2019 and December 31, 2018, respectively, and are included in other assets. Amortization expense was $216,000 and $106,000 for the years ended December 31, 2019 and 2018, respectively.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,	December 31,
	2019	2018
Clinical trials accrual	$3,235,527	$1,352,133
Payroll and bonus accrual	2,728,495	2,779,021
Professional fees accrual	1,070,589	772,785
Other	232,095	184,923
Total	$7,266,706	$5,088,862

NOTE 6 – STOCKHOLDERS’ EQUITY AND PREFERRED STOCK

The Company’s capital structure consists of common stock and Preferred Stock. Pursuant to the Company’s amended and restated certificate of incorporation, as amended, the Company is authorized to issue up to 125,000,000 shares of common stock and 10,000,000 shares of Preferred Stock. The Company has designated 10,000 of the 10,000,000 authorized shares of Preferred Stock as non-voting Series A Convertible Preferred Stock (“Series A Preferred Stock”).

The holders of common stock are entitled to one vote for each share held. The holders of common stock have no preemptive or other subscription rights, and there are no redemption or sinking fund provisions with respect to such shares. Subject to preferences that may apply to any outstanding series of Preferred Stock, holders of the common stock are entitled to receive ratably any dividends declared on a non-cumulative basis. Shares of Series A Preferred Stock will be entitled to receive dividends at a rate equal to (on an as-if-converted-to-common stock basis), and in the same form and manner as, dividends actually paid on shares of common stock. The common stock is subordinate to all series of Preferred Stock with respect to rights upon liquidation, winding up and dissolution of the Company. The holders of common stock are entitled to liquidation proceeds after all liquidation preferences for the Preferred Stock are satisfied.

In June 2018, the Company entered into a sales agreement (the “ATM agreement”) with Cowen and Company, LLC (“Cowen”) under which the Company may offer and sell in “at the market offerings,” from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $50.0 million through Cowen acting as sales agent. During the year ended December 31, 2019, the Company sold 6,893,888 shares of its common stock under the ATM agreement for net proceeds of $22.3 million after deducting sales agent commissions and other offering expenses payable by the Company.

There were 7,762 shares of Series A Preferred Stock outstanding as of December 31, 2019, issued pursuant to the February Offering, the October Offering and the Exchange Transaction (each as described below). Each share of Series A Preferred Stock is convertible into 1,000 shares of common stock at any time at the holder’s option. However, the holder will be prohibited, subject to certain exceptions, from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than, at the written election of the holder, either 9.99% or 14.99% of the total number of shares of common stock then issued and outstanding, which percentage may be changed at the holder’s election to any other number less than or equal to 19.99% upon 61 days’ notice to the Company; provided, however, that effective 61 days after delivery of such notice, such beneficial ownership limitations shall not be applicable to any holder that beneficially owns either 10.0% or 15.0%, as applicable based on the holder’s initial written election noted above, of the total number of shares of common stock issued and outstanding immediately prior to delivery of such notice. In the event of a liquidation, dissolution, or winding up of the Company, holders of Series A Preferred Stock will receive a payment equal to $0.001 per share of Series A Preferred Stock before any proceeds are distributed to the holders of common stock.

In October and November 2019, the Company sold 10,350,000 shares of its common stock, which included the full exercise of the underwriters’ option to purchase additional shares, and 4,000 shares of Series A Preferred Stock at a public offering price of $2.50 and $2,500 per share, respectively, for net proceeds of $33.5 million after deducting underwriting discounts and commissions and other offering expenses payable by the Company (the “October Offering”).

In February 2019, the Company sold 13,993,778 shares of its common stock and 2,500 shares of Series A Preferred Stock at a public offering price of $2.00 and $2,000 per share, respectively, for net proceeds of $30.5 million after deducting underwriting discounts and commission and other offering expenses payable by the Company (the “February Offering”).

In September 2019, the Company entered into an exchange agreement with entities affiliated with Biotechnology Value Fund, L.P. (the “Exchanging Stockholders”), pursuant to which the Company exchanged an aggregate of 1,262,000 shares of the Company’s common stock owned by the Exchanging Stockholders for an aggregate of 1,262 shares of the Company’s Series A Preferred Stock (the “Exchange Shares”). The Exchange Shares were issued without registration under the Securities Act of 1933, as amended, in reliance on the exemption from registration contained in Section 3(a)(9) of the Securities Act.

Dividends

No dividends on the common stock shall be declared and paid unless dividends on the Preferred Stock have been declared and paid. Through December 31, 2019, the Company has not declared any dividends.

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

The Company's Board of Directors adopted, and the Company's stockholders approved the 2017 equity incentive plan (“2017 Plan”), which became effective immediately prior to the execution of the underwriting agreement related to the IPO on May 4, 2017. The initial reserve of shares of common stock that may be issued under the 2017 Plan was 3,052,059 shares. The 2017 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards, and other forms of stock-based awards.  Additionally, the 2017 Plan provides for the grant of performance cash awards. The Company's employees, officers, directors and consultants and advisors are eligible to receive awards under the 2017 Plan.  Upon the adoption of the 2017 Plan, no further awards will be granted under the 2014 Plan. Pursuant to the terms of the 2017 Plan, on each January 1st, the plan limit shall be increased by the lesser of (x) 5% of the number of shares of common stock outstanding as of the immediately preceding December 31 and (y) such lesser number as the Board of Directors may determine in its discretion.  On January 1, 2019, an additional 1,232,705 shares were reserved for issuance under the 2017 Plan. As of December 31, 2019, there were 2,199,765 shares of the Company’s common stock reserved for issuance under the 2017 Plan.

The Company's Board of Directors adopted, and the Company's stockholders approved the 2017 employee stock purchase plan (the “2017 ESPP”), which became effective immediately prior to the execution of the underwriting agreement related to the IPO on May 4, 2017. The initial reserve of shares of common stock that may be issued under the 2017 ESPP was 279,069 shares. On September 20, 2017, the Company’s Compensation Committee approved an offering period under the 2017 ESPP, which began on October 20, 2017. The ESPP allows employees to purchase common stock of the Company at a 15% discount to the market price on designated purchase dates. During the years ended December 31, 2019 and 2018, 80,542 and 32,114 shares were purchased under the ESPP and the Company recorded expense of $109,319 and $106,004, respectively. The number of shares of common stock reserved for issuance under the 2017 ESPP will automatically increase on January 1 of each year, beginning on January 1, 2018 and continuing through and including January 1, 2027, by the lesser of (i) 1% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, (ii) 550,000 shares or (iii) such lesser number of shares determined by our Board. On January 1, 2019, an additional 246,541 shares were reserved for issuance under the 2017 ESPP. As of December 31, 2019, there were 659,016 shares of the Company’s common stock reserved for issuance under the 2017 ESPP.

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

Performance-based option awards generally have similar vesting terms, with vesting occurring on the date the performance condition is achieved and expire in accordance to the specific terms of the agreement. At December 31, 2019, there were 635,125 performance-based options outstanding and unvested that include options to vest upon the achievement of certain research and development milestones.  No expense has been recorded as achievement of the performance condition is not probable as of December 31, 2019.

The fair value of options granted during the years ended December 31, 2019 and 2018 was estimated using the Black-Scholes option valuation model. The inputs for the Black-Scholes option valuation model require management’s significant assumptions and are detailed in the table below. The risk-free interest rates were based on the rate for U.S. Treasury securities at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected life was based on the simplified method in accordance with the SEC Staff Accounting Bulletin No. Topic 14D. The expected volatility was estimated based on historical volatility information of peer companies that is publicly available.

All assumptions used to calculate the grant date fair value of nonemployee options are generally consistent with the assumptions used for options granted to employees. In the event the Company terminates any of its consulting agreements, the unvested options underlying the agreements would also be cancelled.

The Company granted 175,000 and zero stock options to nonemployee consultants for services rendered during the years ended December 31, 2019 and 2018, respectively. There were 145,204 and 10,175 unvested nonemployee options outstanding as of December 31, 2019 and 2018, respectively. Total expense recognized related to the nonemployee stock options for the years ended December 31, 2019 and 2018 was $51,666 and $136,639 respectively. Total unrecognized compensation expenses related to the nonemployee stock options was $304,468 as of December 31, 2019. During the years ended December 31, 2019, and 2018, the Company recognized zero in expenses in both years for nonemployee performance-based option awards.

The Company granted 3,372,513 and 1,440,578 stock options to employees during the years ended December 31, 2019, and 2018, respectively. There were 3,963,544 and 2,366,277 unvested employee options outstanding as of December 31, 2019, and 2018, respectively. Total expense recognized related to the employee stock options for the years ended December 31, 2019, and 2018 was $5,044,807 and $6,821,298, respectively. Total unrecognized compensation expense related to employee stock options was $9,533,344 as of December 31, 2019. During the years ended December 31, 2019 and 2018, the Company recognized $9,391 and zero in expenses for employee performance-based option awards.

The Company’s stock-based compensation expense was recognized in operating expenses as follows:

	For the Year Ended December 31,
	2019	2018
Research and development	$2,391,909	$3,134,395
General and administrative	2,813,883	3,929,546
Total	$5,205,792	$7,063,941

	For the Year Ended December 31,
	2019	2018
Stock options	$5,096,473	$6,957,937
Employee Stock Purchase Plan	109,319	106,004
Total	$5,205,792	$7,063,941

The fair value of employee options granted during the years ended December 31, 2019 and 2018, respectively, was estimated by utilizing the following assumptions:

	For the Year Ended December 31,
	2019	2018
	Weighted Average	Weighted Average
Volatility	81.87%	84.40%
Expected term in years	6.07	6.01
Dividend rate	0.00%	0.00%
Risk-free interest rate	2.04%	2.62%
Fair value of option on grant date	$2.26	$5.93

The fair value of nonemployee options granted and remeasured during the years ended December 31, 2019 and 2018, respectively, was estimated by utilizing the following assumptions:

	For the Year Ended December 31,
	2019	2018
	Weighted Average	Weighted Average
Volatility	74.56%	79.40%
Expected term in years	5.30	3.23
Dividend rate	0.00%	0.00%
Risk-free interest rate	2.37%	2.46%
Fair value of option on grant date	$1.07	$0.62

The following table summarizes the number of options outstanding and the weighted average exercise price:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life in Years	Value
Options Outstanding at December 31, 2017	4,298,802	$8.07	8.32	$8,174,686
Vested and exercisable at December 31, 2017	1,733,673	$7.65	7.92	$3,865,036
Granted	1,440,578	8.23	9.26
Exercised	(15,744)	7.07
Forfeited	(1,009,253)	8.16
Options Outstanding December 31, 2018	4,714,383	$8.10	7.89	$153,485
Vested and exercisable at December 31, 2018	2,337,931	$7.88	7.20	$153,485
Granted	3,547,513	2.93	9.56
Exercised	-	-
Forfeited	(856,601)	6.43
Options Outstanding December 31, 2019	7,405,295	$5.82	8.01	$4,488,930
Vested and exercisable at December 31, 2019	3,296,547	$7.93	6.53	$356,443

At December 31, 2019 there was $9,837,812 of unamortized share–based compensation expense, which is expected to be recognized over a remaining average vesting period of 2.59 years.

NOTE 8 – INCOME TAXES

At December 31, 2019, the Company has available approximately $163,600,000 and $174,100,000 of unused NOL carryforwards for federal and state tax purposes, respectively, that may be applied against future taxable income. The Company also has approximately $163,000,000 of unused NOL carryforwards for New York City purposes. The NOL carryforwards will begin to expire in the year 2035 if not utilized prior to that date. There is no provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. The valuation allowance increased by approximately $22,467,000 and $18,748,000 during the years 2019 and 2018, respectively, and was approximately $76,500,000 and $54,033,000 at December 31, 2019 and 2018, respectively.

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

The Company’s reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies related to the tax benefit. For the years ended December 31, 2019 and 2018, the Company had no unrecognized tax benefits or related interest and penalties accrued. The Company has not yet conducted a study of research and development credit carryforwards. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed, and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheet or statement of operations if an adjustment were required. The Company would recognize both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company’s uncertain tax positions yet to be determined would be related to years that remain subject to examination by relevant tax authorities. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.  The Company currently has a federal income tax audit in progress for the tax year 2017.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities were as follows:

	December 31,
	2019	2018
Deferred tax assets/liabilities:
Net operating loss carryovers	$57,288,334	$37,195,164
Research and development tax credits	3,351,315	1,737,870
Share-based compensation	6,606,889	5,333,006
Accrued compensation	898,067	869,446
Depreciation	(22,026)	(19,949)
Charitable contributions	132,072	88,353
Intangible assets	8,208,519	8,828,914
Total gross deferred tax assets/liabilities	76,463,170	54,032,804
Valuation allowance	(76,463,170)	(54,032,804)
Net deferred tax assets (liabilities)	$-	$-

A reconciliation of the statutory U.S. Federal rate to the Company’s effective tax rate is as follows:

	December 31,
	2019	2018
Federal income tax benefit at statutory rate	(21.00)	(21.00)
State income tax, net of federal benefit	(13.80)	(13.62)
Permanent items	0.50	0.61
Change in valuation allowance	37.14	36.02
Research and development tax credits	(2.67)	(1.97)
Other	(0.17)	(0.04)
Effective income tax (benefit) expense rate	0%	0%

NOTE 9 – COMMITMENTS AND CONTINGENCIES

License Agreements

On March 26, 2015, the Company entered into an exclusive agreement with H. Lundbeck A/S (“Lundbeck”) for a worldwide perpetual licensing right related the research, development and commercialization of OV101. On May 10, 2019, the parties amended the license agreement.

Pursuant to the Lundbeck license agreement, as amended, the Company agreed to make milestone payments totaling up to $189.0 million upon the achievement of certain development, regulatory and sales milestones. The first payment of $1.0 million is due upon the successful completion of the first Phase 3 trial for a product in which OV101 is an active ingredient. In addition, the agreement calls for the Company to pay royalties for an initial term based on a low double-digit percentage of sales and provides for the reduction of royalties in certain limited circumstances.  As of December 31, 2019, none of these contingent payments were considered probable.

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

As of December 31, 2019, none of these contingent payments were considered probable.

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

Pursuant to the Northwestern agreement, Northwestern granted the Company an exclusive license to certain patent rights and know-how, including a patent application covering a specified composition of matter (the “Patent Application”).  Northwestern previously entered into a license agreement with Catalyst Pharmaceuticals, Inc. (“Catalyst”), dated August 27, 2009, pursuant to which Northwestern granted Catalyst rights under certain intellectual property rights covering a different composition of matter (the “Catalyst License”).  In addition, the Company is a party to a confidential disclosure agreement with Catalyst, dated September 16, 2016 (the “CDA”). On June 25, 2018, Catalyst sent a letter to Northwestern and the Company alleging, among other things, that Northwestern breached the Catalyst License by licensing the Patent Application to the Company. Catalyst’s letter also asserted that the Company had breached its obligations under the CDA by allegedly failing to disclose that the Company had a license to the Patent Application, and that a further breach would occur if the Company makes any use of information obtained under the CDA in connection with its development program arising from the rights granted under the license agreement.  Catalyst has asserted that the combined conduct of Northwestern and the Company gives rise to various claims, including breach of contract, fraud, and tortious interference. The Company believes that Catalyst’s claims are without merit and responded by letter dated June 28, 2018, which denies any and all liability to Catalyst, and further denies that Catalyst has been damaged in any way. On May 20, 2019, the Company entered into a Settlement Agreement with Catalyst (the “Settlement Agreement”), pursuant to which Catalyst released the Company from any and all claims, known or unknown, arising from or related to the dispute between Catalyst and Northwestern, the license agreement, and/or the claims that Catalyst asserted against the Company in the June 25, 2018 letter.  Under the Settlement Agreement the Company retains all rights and privileges previously granted to the Company under the Northwestern license agreement.

NOTE 10 – COLLABORATION AGREEMENT

Takeda Collaboration

On January 6, 2017, the Company entered into a license and collaboration agreement with Takeda, pursuant to which Takeda granted the Company an exclusive license to commercialize the compound TAK-935, which the Company refers to as OV935, in certain territories, and a co-exclusive worldwide license, together with Takeda, to develop OV935. In consideration of certain license rights granted to the Company pursuant to the Takeda collaboration, the Company issued 1,781,996 shares of its Series B-1 Preferred Stock, pursuant to a Series B-1 preferred stock purchase agreement entered into on January 6, 2017, at an ascribed price per share of $14.513 on January 6, 2017 for an aggregate fair value of $25,861,228, which was recorded as research and development expense at the date of the transaction. The 1,781,996 shares of Series B-1 Preferred Stock held by Takeda automatically converted into 1,781,996 shares of the Company’s common stock upon the completion of its IPO in 2017. Under the Takeda collaboration, the Company is obligated to pay Takeda future payments if and when certain milestones are achieved. Upon the first patient enrollment in the first Phase 3 trial for the first of the initial indications the Company and Takeda are focusing on in the Takeda collaboration, the Company is obligated to issue to Takeda the number of unregistered shares of the Company’s common stock equal to the lesser of (a) 8% of the Company outstanding capital stock on the issuance date or (b) $50.0 million divided by the applicable share price, unless certain events occur. In the event such payment would cause Takeda to own over 19.99% of our outstanding capital stock or other events occur, such payment must be paid in cash.  The remaining potential global commercial and regulatory milestone payments equal approximately $35.0 million and can be satisfied in cash or unregistered shares of the Company’s common stock at its election, unless certain events occur. As of December 31, 2019, none of these contingent payments were considered probable.  During the year ended December 31, 2019, the Company recognized $4,707,940 in research and development expenses representing research and development expenses reimbursable to the Company from Takeda, of which $1,131,146 was included in related party receivable as of December 31, 2019.  During the year ended December 31, 2018, the Company recognized a credit in research and development expenses of $1,280,525, representing costs reimbursed to the Company from Takeda, of which $600,104 was included in related party receivable as of December 31, 2018.

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

On March 24, 2019, the Company entered into a separation and consulting agreement with Dr. Matthew During in connection with Dr. During’s resignation as President and Chief Scientific Officer with the Company effective as of April 1, 2019. Pursuant to the separation and consulting agreement, Dr. During agreed to non-solicit and non-compete covenants through such time as he remains a consultant to the Company, as well as a general release of claims in connection therewith. Dr. During agreed to a three-year consulting arrangement, pursuant to which he will be paid, amongst other specific milestone and meeting related fees, $150,000 per year for his role as the Chairman of the Company’s Scientific Advisory Board and $150,000 per year for other advisory and consulting services. Further, Dr. During was granted options to acquire 100,000 shares of common stock at an exercise price of $1.76 per share, the fair market value on April 1, 2019, which options shall vest in full upon completion of a specific clinical milestone, subject to Dr. During’s continued service through such vesting date. In the event such option does not vest by December 31, 2020, the stock option will expire. Provided further, in recognition of Dr. During’s service on the Scientific Advisory Board, Dr. During was granted options to acquire 75,000 shares of common stock at an exercise price equal to $1.76 per share, the fair market value on April 1, 2019. Either Dr. During or the Company may terminate the consulting arrangements pursuant to the Consulting Agreement in accordance with its terms, at any time and for any reason, upon thirty (30) days written notice to the other party. Upon such termination, the Company will have no further obligations to Dr. During, including any obligation to pay further consulting fees.

In the February Offering, the Company issued and sold an aggregate of 6,325,000 shares of common stock and 2,500 shares of Series A Preferred Stock to entities affiliated with Takeda, its collaboration partner and an existing stockholder, entities affiliated with Biotechnology Value Fund, L.P., an existing stockholder, and Dr. Jeremy M. Levin, its Chief Executive Officer and Chairman, for aggregate gross proceeds of $17.7 million.

In the October Offering, the Company issued and sold an aggregate of 4,058,000 shares of common stock and 2,000 shares of Series A Preferred Stock to entities affiliated with Takeda, its collaboration partner and an existing stockholder, entities affiliated with Biotechnology Value Fund, L.P., an existing stockholder, and Dr. Jeremy M. Levin, its Chief Executive Officer and Chairman, for aggregate gross proceeds of $10.2 million.

In September 2019, the Company entered into an exchange agreement with the Exchanging Stockholders pursuant to which the Company exchanged an aggregate of 1,262,000 shares of the Company’s common stock owned by the Exchanging Stockholders for an aggregate of 1,262 shares of the Company’s Series A Preferred Stock.

NOTE 12 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables contain selected quarterly financial information from 2019 and 2018. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
(in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019
Total operating expenses	$14,054	$13,322	$16,766	$17,267
Total interest income	253	265	131	299
Net loss	$(13,801)	$(13,057)	$(16,635)	$(16,968)
Net loss applicable to common stockholders	$(13,801)	$(13,057)	$(16,635)	$(16,968)
Net loss per share applicable to common stockholders - basic and diluted	$(0.46)	$(0.34)	$(0.43)	$(0.35)

	Three Months Ended
(in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018
Total operating expenses	$13,430	$13,210	$13,176	$13,116
Total interest income	247	275	214	216
Net loss	$(13,183)	$(12,935)	$(12,962)	$(12,900)
Net loss applicable to common stockholders	$(13,183)	$(12,935)	$(12,962)	$(12,900)
Net loss per share applicable to common stockholders - basic and diluted	$(0.54)	$(0.53)	$(0.53)	$(0.52)

NOTE 13 – SUBSEQUENT EVENTS

Equity Awards

From January 1, 2020 through the date of the filing of this Form 10-K, the Company has granted option awards for an aggregate of 520,300 shares of common stock to employees with a weighted average exercise price of $3.69.