Form 10-Q
period 2020-03-31
Ovid Therapeutics Inc.
filed 2020-05-07
CIK 1636651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2020, the registrant had 54,754,065 shares of common stock, $0.001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “positioned,” “potential,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this report, regarding, among other things:

•

statements regarding the impact of the COVID-19 pandemic and its effects on our operations, access to capital, research and development and clinical trials and potential disruption in the operations and business of third-party manufacturers, contract research organizations, or CROs, other service providers, and collaborators with whom we conduct business;

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

OVID THERAPEUTICS INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2020	2019
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$27,336,877	$41,897,144
Short-term investments	30,996,624	34,841,969
Related party receivable	374,252	1,131,146
Prepaid expenses and other current assets	2,029,742	1,942,933
Total current assets	60,737,495	79,813,192

Long-term prepaid expenses	286,570	359,539
Security deposit	153,836	135,390
Property and equipment, net	109,038	68,363
Other assets	436,285	467,247
Total assets	$61,723,224	$80,843,731

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,992,086	$3,256,098
Accrued expenses	5,988,972	7,266,706
Related party payable	10,804	10,804
Total current liabilities	9,991,862	10,533,608
Related party payable - noncurrent	286,562	286,562
Total liabilities	10,278,424	10,820,170

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; Series A convertible preferred stock, 10,000 shares designated, 7,762 shares issued and outstanding at March 31, 2020 and December 31, 2019	8	8
Common stock, $0.001 par value; 125,000,000 shares authorized; 54,754,065 and 54,710,322 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	54,754	54,711
Additional paid-in-capital	284,510,945	283,122,894
Accumulated other comprehensive gain	65,704	2,469
Accumulated deficit	(233,186,611)	(213,156,521)
Total stockholders' equity	51,444,800	70,023,561
Total liabilities and stockholders' equity	$61,723,224	$80,843,731

See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2020	2019
Operating expenses:
Research and development	$14,625,367	$9,337,304
General and administrative	5,669,019	4,716,231
Total operating expenses	20,294,386	14,053,535
Loss from operations	(20,294,386)	(14,053,535)
Interest income	264,296	253,340
Net loss	$(20,030,090)	$(13,800,195)
Net loss attributable to common stockholders	$(20,030,090)	$(13,800,195)
Net loss per share attributable to common stockholders, basic and diluted	$(0.37)	$(0.46)
Weighted-average common shares outstanding basic and diluted	54,715,610	30,329,640

See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2020	2019
Net loss	$(20,030,090)	$(13,800,195)
Other comprehensive income:
Unrealized gain on available-for-sale securities	63,235	3,179
Comprehensive loss	$(19,966,855)	$(13,797,016)

See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total

Balance, December 31, 2019	7,762	$8	54,710,322	$54,711	$283,122,894	$2,469	$(213,156,521)	$70,023,561
ATM offering costs	-	-	-	-	2,053	-	-	2,053
Stock-based compensation expense	-	-	-	-	1,302,931	-	-	1,302,931
Issuance of common stock from employee stock purchase plan	-	-	43,743	43	83,067	-	-	83,110
Other comprehensive income	-	-	-	-	-	63,235	-	63,235
Net loss	-	-	-	-	-	-	(20,030,090)	(20,030,090)
Balance, March 31, 2020	7,762	$8	54,754,065	$54,754	$284,510,945	$65,704	$(233,186,611)	$51,444,800

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2018	-	$-	24,654,114	$24,654	$191,477,598	$(1,829)	$(152,695,278)	$38,805,145
Proceeds from February Offering, net of underwriting costs and commissions	2,500	3	13,993,778	13,994	30,508,031	-	-	30,522,028
Stock-based compensation expense	-	-	-	-	1,642,540	-	-	1,642,540
Issuance of common stock from employee stock purchase plan	-	-	45,126	45	73,059	-	-	73,104
Other comprehensive income	-	-	-	-	-	3,179	-	3,179
Net loss	-	-	-	-	-	-	(13,800,195)	(13,800,195)
Balance, March 31, 2019	2,500	$3	38,693,018	$38,693	$223,701,228	$1,350	$(166,495,473)	$57,245,801

See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(20,030,090)	$(13,800,195)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	1,302,931	1,642,540
Depreciation and amortization expense	66,879	76,535
Change in accrued interest and accretion of discount on short-term investments	(130,328)	(26,487)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(86,809)	242,311
Security deposit	(18,446)	(1,140)
Related party receivable	756,894	(657,545)
Long-term prepaid expenses	72,969	(513,966)
Accounts payable	932,005	264,059
Accrued expenses	(1,277,734)	(1,430,738)
Related party payable	-	1,338,239
Net cash used in operating activities	(18,411,729)	(12,866,387)

Cash flows from investing activities:
Purchases of short-term investments	(9,961,092)	-
Proceeds from maturities of short-term investments	14,000,000	-
Purchase of property and equipment	(14,139)	(4,324)
Software development and other assets	(188,842)	(4,650)
Net cash provided by (used in) investing activities	3,835,927	(8,974)

Cash flows from financing activities:
Proceeds from February Offering, net of offering expenses	-	30,912,720
ATM offering costs	(67,575)	-
Proceeds from employee stock purchase plan	83,110	73,104
Net cash provided by financing activities	15,535	30,985,824

Net (decrease) increase in cash and cash equivalents	(14,560,267)	18,110,463
Cash and cash equivalents, at beginning of period	41,897,144	36,489,618
Cash and cash equivalents, at end of period	$27,336,877	$54,600,081

Non-cash investing and financing activities:
Offering costs in accrued expenses and accounts payable	$—	$390,692
Software development and other costs in accrued expenses and accounts payable	$—	$1,428
Purchase of property and equipment in accounts payable	$38,534	$1,654

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

Historically, the Company’s major sources of cash have comprised of proceeds from various public and private offerings of its capital stock and interest income. As of March 31, 2020, the Company had approximately $58.3 million in cash, cash equivalents and short-term investments. The Company has not generated any revenue since inception. As a result, the Company has incurred recurring losses and requires significant cash resources to execute its business plans. The Company has an accumulated deficit of $233.2 million as of March 31, 2020 and had cash outflows from operating activities of $18.4 million for the three months ended March 31, 2020.

The Company has incurred operating losses since inception and expects to continue to incur net losses for at least the next several years and is highly dependent on its ability to find additional sources of funding through either equity offerings, debt financings, collaborations, strategic alliances, licensing agreements or a combination of any such transactions. Management’s plans to mitigate an expected shortfall of capital to support future operations include raising additional funds. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company or whether the Company will become profitable and generate positive operating cash flow.  If the Company is unable to raise additional capital in sufficient amounts or on terms acceptable to the Company or identify commercial partners to support development of the Company’s product candidates, the Company may have to significantly delay, scale back or discontinue the Company research and development programs or future commercialization efforts. The actual amount of cash that the Company will need to operate is subject to many factors.

The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern 12 months from the filing date of this quarterly report on Form 10-Q. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

With the global spread of the ongoing COVID-19 pandemic in the first quarter of 2020, we have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our business.  The extent to which the COVID-19 pandemic impacts our business, our clinical development and regulatory efforts, our corporate development objectives and the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the U.S., Europe and other countries, and the effectiveness of actions taken globally to contain and treat the disease.  The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

In addition, we are subject to other challenges and risks specific to our business and our ability to execute on our strategy, as well as risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations, including, without limitation, risks and uncertainties associated with: obtaining regulatory approval of our late-stage product candidates; delays or problems in the supply of our products, loss of single source suppliers or failure to comply with manufacturing regulations; identifying, acquiring or in-licensing additional products or product candidates; pharmaceutical product development and the inherent uncertainty of clinical success; and the challenges of protecting and enhancing our intellectual property rights; complying with applicable regulatory requirements.  In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties discussed above.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 11, 2020. There have been no material changes to the significant accounting policies during the period ended March 31, 2020, except for items mentioned below.

(A) Unaudited Interim Condensed Consolidated Financial Statements

The interim condensed consolidated balance sheet at March 31, 2020, the condensed consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ equity for the three months ended March 31, 2020 and 2019 are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP are condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of its financial information. The results of operations for the three months ended March 31, 2020 and 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other future annual or interim period. The balance sheet as of December 31, 2019 included herein was derived from the audited financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K.

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

The carrying amounts reported in the balance sheets for cash and cash equivalents, related party receivable, other current assets, accounts payable, accrued expenses, and current related party payable approximate their fair value based on the short-term maturity of these instruments.

(E) Recent Accounting Pronouncements

Recent accounting standards which have been adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This new standard requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including loans and trade and other receivables. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The standard also amends the impairment model for available-for-sale debt securities and requires entities to determine whether all or a portion of the unrealized loss on an available-for-sale debt security is a credit loss. Under the new guidance, an entity recognizes an allowance for credit losses on available-for-sale debt securities as a contra-account to the amortized cost basis rather than as a direct reduction of the amortized cost basis of the investment, as was previously required. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019. As of March 31, 2020, the Company does not hold any debt securities with credit losses, nor does it have any trade receivables. As such, the adoption of this standard effective January 1, 2020 did not have a material impact on the Company’s financial statements.

On August 29, 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other - Internal-Use Software (Subtopic 350-40) - which amends ASC 350-40 to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement (“CCA”) that is a service contract. ASU No. 2018-15 aligns the accounting for costs incurred to implement a CCA that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, the ASU amends ASC 350 to include in its scope implementation costs of a CCA that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in a CCA that is considered a service contract. According to the standard the balance sheet line item for the presentation of capitalized implementation costs should be the same as that for the prepayment of fees related to the hosting arrangement and the manner in which an entity classifies the cash flows related to capitalized implementation costs should be the same as that in which it classifies the cash flows for the fees related to the hosting arrangement. ASU 2018-15 is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods therein. Entities are permitted to apply either a retrospective or prospective transition approach to adopt the guidance. The adoption of this standard effective January 1, 2020 did not have a material impact on the Company’s financial statements and was adopted prospectively.

On November 5, 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808), - which amends ASC 808 to clarify when transactions between participants in a collaborative arrangement under ASC 808 are within the scope of the FASB’s new revenue standard, ASU 2014-09 (codified in ASC 606). The amendments require the application of ASC 606 existing guidance to determine the units of account that are distinct in a collaborative arrangement for purposes of identifying transactions with customers. If a unit of account within the collaborative arrangement is distinct and is with a customer, an entity shall apply the guidance in Topic 606 to that unit of account. In a transaction between collaborative participants, an entity is precluded by ASU 2018-18 from presenting a transaction together with “revenue from contracts with customers” unless the unit of account is within the scope of ASC 606 and the entity applies the guidance in ASC 606 to such unit of account. The amended guidance is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The adoption of this standard effective January 1, 2020 did not have a material impact on the Company’s financial statements.

NOTE 3 – CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

All short-term investments are classified as available-for-sale. The following tables summarize the fair value of cash, cash equivalents and short-term investments, as well as gross unrealized holding gains and losses as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	holding gains	holding losses	value
Cash	$1,287,428	$-	$-	$1,287,428
Money market funds (a)	26,049,449	-	-	26,049,449
Total cash and cash equivalents	$27,336,877	$-	$-	$27,336,877

U.S. treasury notes (a)	$30,930,920	$65,704	$-	$30,996,624
Total short-term investments	$30,930,920	$65,704	$-	$30,996,624

(a)  As of March 31, 2020, the Company's Level 1 assets consisted of money market funds and U.S. treasury notes totaling $57 million. The Company had no level 2 or level 3 assets or liabilities as of March 31, 2020.

	December 31, 2019
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	holding gains	holding losses	value
Cash	$501,537	$-	$-	$501,537
Money market funds (a)	41,395,607	-	-	41,395,607
Total cash and cash equivalents	$41,897,144	$-	$-	$41,897,144

U.S. treasury notes (a)	$34,839,500	$2,469	$-	34,841,969
Total short-term investments	$34,839,500	$2,469	$-	$34,841,969

(a)  As of December 31, 2019, the Company's Level 1 assets consisted of money market funds and U.S. treasury notes totaling $76.2 million. The Company had no level 2 or level 3 assets or liabilities as of December 31, 2019.

As of March 31, 2020, the aggregate fair value of securities that were in an unrealized gain position for less than 12 months was $31.0 million.  As of December 31, 2019, the aggregate fair value of securities that were in an unrealized gain position for less than 12 months was $34.8 million. The Company did not hold any securities in an unrealized gain or loss position for more than 12 months as of March 31, 2020.

There were no realized gains or losses on available-for-sale securities during the three months ended March 31, 2020 and the year ended December 31, 2019.

NOTE 4 – PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

Property and equipment is summarized as follows:

	March 31,	December 31,
	2020	2019
Furniture and equipment	$246,389	$193,717
Less accumulated depreciation	(137,351)	(125,354)
Total property and equipment, net	$109,038	$68,363

Depreciation expense was $12,000 and $10,000 for the three months ended March 31, 2020 and 2019, respectively.

Intangible assets, net of accumulated amortization, were $436,000 and $467,000 as of March 31, 2020 and December 31, 2019, respectively, and are included in other assets.  Amortization expense was $55,000 and $67,000 for the three months ended March 31, 2020 and 2019, respectively.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	December 31,
	2020	2019
Clinical trials accrual	$3,018,653	$3,235,527
Payroll and bonus accrual	1,016,151	2,728,495
Professional fees accrual	1,705,355	1,070,589
Other	248,813	232,095
Total	$5,988,972	$7,266,706

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

In June 2018, the Company entered into a sales agreement (the “ATM agreement”) with Cowen and Company, LLC (“Cowen”) under which the Company may offer and sell in “at the market offerings,” from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $50.0 million through Cowen acting as sales agent. In 2019, the Company sold 6,893,888 shares of its common stock under the ATM agreement for net proceeds of $22.3 million after deducting sales agent commissions and other offering expenses payable by the Company. The Company did not sell any shares of its common stock under the ATM agreement during the three months ended March 31, 2020.

There were 7,762 shares of Series A Preferred Stock outstanding as of March 31, 2020 and December 31, 2019. Each share of Series A Preferred Stock is convertible into 1,000 shares of common stock at any time at the holder’s option. However, the holder will be prohibited, subject to certain exceptions, from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than, at the written election of the holder, either 9.99% or 14.99% of the total number of shares of common stock then issued and outstanding, which percentage may be changed at the holder’s election to any other number less than or equal to 19.99% upon 61 days’ notice to the Company; provided, however, that effective 61 days after delivery of such notice, such beneficial ownership limitations shall not be applicable to any holder that beneficially owns either 10.0% or 15.0%, as applicable based on the holder’s initial written election noted above, of the total number of shares of common stock issued and outstanding immediately prior to delivery of such notice. In the event of a liquidation, dissolution, or winding up of the Company, holders of Series A Preferred Stock will receive a payment equal to $0.001 per share of Series A Preferred Stock before any proceeds are distributed to the holders of common stock.

In October and November 2019, the Company sold 10,350,000 shares of its common stock, which included the full exercise of the underwriters’ option to purchase additional shares, and 4,000 shares of Series A Preferred Stock at a public offering price of $2.50 and $2,500 per share, respectively, for net proceeds of $33.5 million after deducting underwriting discounts and commissions and other offering expenses payable by the Company.

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

Dividends

No dividends on the common stock shall be declared and paid unless dividends on the Preferred Stock have been declared and paid. Through March 31, 2020, the Company has not declared any dividends.

NOTE 7 – STOCK-BASED COMPENSATION

On August 29, 2014, the Company’s Board of Directors adopted and approved the 2014 Equity Incentive Plan (the “2014 Plan”), which authorized the Company to grant shares of common stock in the form of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock and restricted stock units.

The Company's Board of Directors adopted and the Company's stockholders approved the 2017 equity incentive plan (“2017 Plan”), which became effective immediately on May 4, 2017. The initial reserve of shares of common stock under the 2017 Plan was 3,052,059 shares.  The 2017 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards, and other forms of stock-based awards.  Additionally, the 2017 Plan provides for the grant of performance cash awards. The Company's employees, officers, directors and consultants and advisors are eligible to receive awards under the 2017 Plan.  Upon the adoption of the 2017 Plan, no further awards will be granted under the 2014 Plan. Pursuant to the terms of the 2017 Plan, on each January 1st, the plan limit shall be increased by the lesser of (x) 5% of the number of shares of common stock outstanding as of the immediately preceding December 31 and (y) such lesser number as the Board of Directors may determine in its discretion. On January 1, 2020 and January 1, 2019, respectively, an additional 2,735,516 and 1,232,705 shares were reserved for issuance under the 2017 Plan. As of March 31, 2020, there were 4,461,008 shares of the Company’s common stock reserved and available for issuance under the 2017 Plan.

The Company's Board of Directors adopted, and the Company's stockholders approved the 2017 employee stock purchase plan (the “2017 ESPP”), which became effective immediately prior to the execution of the underwriting agreement related to the Company’s initial public offering on May 4, 2017. The initial reserve of shares of common stock that may be issued under the 2017 ESPP was 279,069 shares. On March 20, 2017, the Company’s Compensation Committee approved an offering period under the 2017 ESPP, which began on October 20, 2017. The ESPP allows employees to purchase common stock of the Company at a 15% discount to the market price on designated purchase dates. During the three months ended March 31, 2020 and 2019, 43,743 and 45,126 shares were purchased under the ESPP and the Company recorded expense of $19,760 and $29,722, respectively. The number of shares of common stock reserved for issuance under the 2017 ESPP will automatically increase on January 1 of each year, beginning on January 1, 2018 and continuing through and including January 1, 2027, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (ii) 550,000 shares or (iii) such lesser number of shares determined by our Board.  On January 1, 2019, an additional 246,541 shares were reserved for issuance under the 2017 ESPP. The Board acted prior to January 1, 2020 to provide that there be no increase in the number of shares reserved for issuance under the 2017 ESPP. As of March 31, 2020, there were 615,273 shares of the Company’s common stock reserved for issuance under the 2017 ESPP.

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

Performance-based option awards generally have similar terms, with vesting commencing on the date the performance condition is achieved and expire in accordance with the specific terms of the agreement. At March 31, 2020, there were 596,375 performance-based options outstanding and unvested that include options to be granted upon the achievement of certain research and development milestones.

The fair value of options granted during the three months ended March 31, 2020 and 2019 was estimated using the Black-Scholes option valuation model. The inputs for the Black-Scholes option valuation model require management’s significant assumptions and are detailed in the table below. The risk-free interest rates were based on the rate for U.S. Treasury securities at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected life was based on the simplified method in accordance with the SEC Staff Accounting Bulletin No. Topic 14D. The expected volatility was estimated based on historical volatility information of peer companies that are publicly available.

All assumptions used to calculate the grant date fair value of nonemployee options are generally consistent with the assumptions used for options granted to employees. In the event the Company terminates any of its consulting agreements, the unvested options underlying the agreements would also be cancelled.

The Company granted 10,000 and zero stock options to nonemployee consultants for services rendered during the three months ended March 31, 2020 and 2019, respectively. There were 133,946 and 7,995 unvested nonemployee options outstanding as of March 31, 2020, and 2019, respectively. Total expense recognized related to the nonemployee stock options for the three months ended March 31, 2020 and 2019 was $36,000 and $1,000, respectively. Total unrecognized compensation expenses related to the nonemployee stock options was $293,000 as of March 31, 2020. During the three months ended March 31, 2020 and 2019, the Company recognized no expense for nonemployee performance-based option awards.

The Company granted 520,300 and 1,458,963 stock options to employees during the three months ended March 31, 2020 and 2019 respectively. There were 4,112,758 and 3,133,583 unvested employee options outstanding as of March 31, 2020, and 2019, respectively. Total expense recognized related to the employee stock options for the three months ended March 31, 2020 and 2019 was $1.2 million and $1.6 million, respectively. Total unrecognized compensation expense related to employee stock options was $9.6 million as of March 31, 2020. During the three months ended March 31, 2020 and 2019, the Company recognized $38,000 and 9,000, respectively, in expenses for employee performance-based option awards.

The Company’s stock-based compensation expense was recognized in operating expense as follows:

	Three Months Ended March 31,
	2020	2019
Research and development	$564,136	$817,763
General and administrative	738,795	824,777
Total	$1,302,931	$1,642,540

	Three Months Ended March 31,
	2020	2019
Stock options	$1,283,171	$1,612,818
Employee Stock Purchase Plan	19,760	29,722
Total	$1,302,931	$1,642,540

The fair value of employee options granted during the three months ended March 31, 2020 and 2019 was estimated by utilizing the following assumptions:

	Three Months Ended March 31,
	2020	2019
	Weighted Average	Weighted Average
Volatility	77.43%	87.77%
Expected term in years	6.08	6.08
Dividend rate	0.00%	0.00%
Risk-free interest rate	1.42%	2.52%
Fair value of option on grant date	$2.49	$1.62

The fair value of nonemployee options granted during the three months ended March 31, 2020 and 2019 was estimated by utilizing the following assumptions:

	Three Months Ended March 31,
	2020	2019
	Weighted Average	Weighted Average
Volatility	77.40%	79.40%
Expected term in years	6.08	3.23
Dividend rate	0.00%	0.00%
Risk-free interest rate	1.40%	2.46%
Fair value of option on measurement date	$2.45	$0.62

The following table summarizes the number of options outstanding and the weighted average exercise price:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life in Years	Value
Options Outstanding December 31, 2019	7,405,295	$5.82	8.01	$4,488,930
Granted	530,300	3.69	9.84
Exercised	-	-	-
Forfeited or expired	(56,027)	5.54	-
Options Outstanding March 31, 2020	7,879,568	$5.68	7.90	$2,018,756
Vested and exercisable at March 31, 2020	3,632,864	$7.60	6.47	$429,013

At March 31, 2020 there was approximately $9.8 million of unamortized share–based compensation expense related to employee and nonemployee grants, which is expected to be recognized over a remaining average vesting period of 2.59 years.

NOTE 8 – INCOME TAXES

The Company did not record a federal or state income tax provision for the periods presented as it has incurred net losses since inception. In addition, the net deferred tax assets generated from the net operating losses have been fully reserved as the Company believes it is not more likely than not that the benefit will be realized.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

License Agreements

On March 26, 2015, the Company entered into an exclusive agreement with H. Lundbeck A/S (“Lundbeck”) for a worldwide perpetual licensing right related the research, development and commercialization of OV101 (the “Lundbeck Agreement”). On May 10, 2019, the parties amended the Lundbeck License.

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

As of March 31, 2020, none of these contingent payments were considered probable.

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

Pursuant to the Northwestern agreement, Northwestern granted the Company an exclusive license to certain patent rights and know-how, including a patent application covering a specified composition of matter (the “Patent Application”).  Northwestern previously entered into a license agreement with Catalyst Pharmaceuticals, Inc. (“Catalyst”), dated August 27, 2009, pursuant to which Northwestern granted Catalyst rights under certain intellectual property rights covering a different composition of matter (the “Catalyst License”).  In addition, the Company is a party to a confidential disclosure agreement with Catalyst, dated September 16, 2016 (the “CDA”). On June 25, 2018, Catalyst sent a letter to Northwestern and the Company alleging, among other things, that Northwestern breached the Catalyst License by licensing the Patent Application to the Company. Catalyst’s letter also asserted that the Company had breached its obligations under the CDA by allegedly failing to disclose that the Company had a license to the Patent Application, and that a further breach would occur if the Company makes any use of information obtained under the CDA in connection with its development program arising from the rights granted under the license agreement.  Catalyst has asserted that the combined conduct of Northwestern and the Company gives rise to various claims, including breach of contract, fraud, and tortious interference. The Company believes that Catalyst’s claims are without merit and responded by letter dated June 28, 2018, which denies any and all liability to Catalyst, and further denies that Catalyst has been damaged in any way. On May 20, 2019, the Company entered into a Settlement Agreement with Catalyst, pursuant to which Catalyst released the Company from any and all claims, known or unknown, arising from or related to the dispute between Catalyst and Northwestern, the License Agreement, and/or the claims that Catalyst asserted against the Company in the June 25, 2018 letter.  Under the settlement, the Company retains all rights and privileges previously granted to the Company under the Northwestern Licensing Agreement.

NOTE 10 – COLLABORATION AGREEMENT

Takeda Collaboration

On January 6, 2017, the Company entered into a license and collaboration with Takeda to jointly develop and commercialize the compound TAK-935, which the Company has licensed from Takeda and now refers to as OV935 (soticlestat), in certain territories. Under the Takeda collaboration, the Company is obligated to pay Takeda future payments if and when certain milestones are achieved. Upon the first patient enrollment in the first Phase 3 trial for the first of the initial indications the Company and Takeda are focusing on in the Takeda collaboration, the Company is obligated to issue to Takeda the number of unregistered shares of the Company’s common stock equal to the lesser of (a) 8% of the Company outstanding capital stock (including preferred stock on an as-converted basis) on the issuance date or (b) $50.0 million divided by the applicable share price. The remaining potential global commercial and regulatory milestone payments equal approximately $35.0 million and can be satisfied in cash or unregistered shares of the Company’s common stock at its election, unless certain events occur. In the event a payment settled in shares of the Company’s common stock would cause Takeda to own over 19.99% of the Company’s outstanding capital stock or certain other events occur, such payment must be paid in cash.  None of these potential milestone payments mentioned above are deemed probable at March 31, 2020.

During the three months ended March 31, 2020, the Company recognized a credit in research and development expenses of $374,252 representing costs to be reimbursed to the Company from Takeda. During the three months ended March 31, 2019, the Company recognized a credit of $1,257,649 in research and development expenses representing costs to be reimbursed to the Company from Takeda.

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

In February 2019, the Company issued and sold an aggregate of 6,325,000 shares of common stock and 2,500 shares of Series A Preferred Stock to entities affiliated with Takeda, its collaboration partner and an existing stockholder, entities affiliated with

Biotechnology Value Fund, L.P., an existing stockholder, and Dr. Jeremy M. Levin, its Chief Executive Officer and Chairman, for aggregate gross proceeds of $17.7 million.

In October and November 2019, the Company issued and sold an aggregate of 4,058,000 shares of common stock and 2,000 shares of Series A Preferred Stock to entities affiliated with Takeda, its collaboration partner and an existing stockholder, entities affiliated with Biotechnology Value Fund, L.P., an existing stockholder, and Dr. Jeremy M. Levin, its Chief Executive Officer and Chairman, for aggregate gross proceeds of $10.2 million.

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

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	Three Months Ended March 31,
	2020	2019
Stock options to purchase common stock	7,879,568	5,921,623
Series A convertible preferred stock	7,762	2,500

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission (“SEC”) on March 11, 2020. In addition to historical financial information, the following discussion contains forward-looking statements based upon our current plans, expectations and beliefs that involve risks, uncertainties and assumptions. Our actual results may differ materially from those described in or implied by these forward-looking statements because of many factors, including those set forth under the section titled “Risk Factors” in Part II, Item 1A. Such factors may be amplified by the COVID-19 pandemic and its potential impact on our business and the global economy.

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

Following discussion of the STARS clinical trial with the U.S. Food and Drug Administration (“FDA”) and German regulatory authorities, we designed and initiated a pivotal Phase 3 clinical trial in OV101 for Angelman syndrome in June 2019, which we refer to as the NEPTUNE clinical trial. NEPTUNE is a 12-week, two-arm, double-blind, placebo-controlled trial originally designed with approximately 60 patients aged 4 to 12 years randomized to either once daily, weight-based dose of OV101 or to placebo. A few patients aged 2-3 years will also be enrolled for safety assessments only. The primary endpoint is the change in the overall CGI-I-AS score at 12-weeks versus baseline between the OV101 and placebo groups.  In March 2019, we announced that the first patient had been randomized in NEPTUNE. Due to mandated closures of clinical sites in the U.S., Europe, Israel and Australia in response to the ongoing COVID-19 pandemic, we have experienced delays in the enrollment of the Phase 3 NEPTUNE trial. However, due to the ongoing interest from the Angelman syndrome patient community, we now expect to report topline data from the NEPTUNE clinical trial in the fourth quarter of 2020. In addition, after scientific advice from the European Committee for Medicinal Products for Human Use (CHMP), we have decided to expand the NEPTUNE trial sample size from 60 to 90 participants. The expansion of the trial will allow for the inclusion of a responder analysis of the primary endpoint (CGI-I-AS) specifically requested by the European regulatory authorities. We expect that increasing the trial sample size will enable us to provide additional data to support an EU regulatory filing of OV101 for the treatment of Angelman syndrome.

Based on the STARS clinical trial data, we also initiated ELARA, an open-label extension trial which enrolled its first patient in February 2019, and enrollment is ongoing.  In June 2019, the European Commission granted OV101 orphan drug designation for the treatment of Angelman syndrome based on the results of the STARS clinical trial.

We also are conducting a Phase 2 trial evaluating OV101 in adolescent and young male adults with Fragile X syndrome, which we refer to as the ROCKET clinical trial. The trial met its primary objective and OV101 appeared to be well tolerated over 12 weeks of treatment with no serious adverse events reported across all three dose cohorts. OV101 demonstrated a statistically significant effect on secondary behavioral endpoints in the three combined study groups as follows: 26.2% mean improvement in the Aberrant Behavior Checklist for Fragile X (ABC-CFXS) total score from baseline to week 12 (p=0.002); and a 21.6% mean improvement in the Anxiety, Depression and Mood Scale (ADAMS) total score from baseline to week 12 (p=0.004). Statistically significant improvements were also observed across various ABC-FXS and ADAMS subscales. In addition, OV101 demonstrated a statistically significant mean reduction of 0.4 in the Clinical Global Impressions Scale-Severity (CGI-S) total score (p=0.002) from baseline to week 12. These top line results support the continued development of OV101 for the treatment of Fragile X syndrome.

The SKYROCKET trial was a non-interventional study evaluating the appropriateness of multiple scales used in Fragile X syndrome and was conducted in parallel to the ROCKET study. The study enrolled 13 males ages 8 to 29 years (mean age 17 years) with a confirmed diagnosis of Fragile X syndrome. The primary objective was to evaluate the suitability and reliability of different scales for the assessment of behavior, sleep, and functioning and also to determine which tools would be the most appropriate for future interventional clinical efficacy trials of individuals with Fragile X syndrome.

The participating clinicians and caregivers were aware that the trial was non-interventional. The mean changes from baseline to week 12 were evaluated in the ABC total and subscale scores, the ADAMS subscale scores, and the CGI-S subscale scores as well as the mean change in CGI-I score at week 12. Other exploratory scales were also assessed. High variability was seen among caregiver-administered assessments (ABC-c, ADAMS) compared to clinician-assessed scales (CGI-I, CGI-S). The caregiver-administered assessments showed a placebo response as seen with previous Fragile X syndrome trials. In these other trials, placebo response rates were highly variable. Therefore, the SKYROCKET trial data will help inform future study design, including potential endpoints and measures to mitigate placebo response.

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

OV935 is currently in multiple Phase 2 clinical trials. The FDA has granted orphan drug designation for OV935 for the treatment of Dravet syndrome and LGS.  Ovid and Takeda continue to enroll study subjects in two additional clinical trials: a Phase 2 clinical trial in pediatric patients with Dravet syndrome or LGS (ELEKTRA) and a Phase 2 clinical trial in pediatric patients with CDKL5 deficiency disorder or Dup15q syndrome (ARCADE).  Further, all study subjects who have completed the ARCADE and ELEKTRA trials have the opportunity to enroll in the ENDYMION trial and to date all study subjects have enrolled in ENDYMION. As of March 31, 2020, all patients who have completed the Phase 2 ARCADE and ELEKTRA trials have rolled over into the ENDYMION open-label extension study. We plan to report data from ENDYMION in conjunction with the results of the Phase 2 ELEKTRA trial expected in the third quarter of 2020.

In March 2020, we announced initial data from its ongoing exploratory Phase 2 open-label ARCADE study of OV935 in patients with CDKL5 deficiency disorder and Dup15q syndrome. The results from the first 11 patients demonstrated that OV935 was well-tolerated and showed a reduction in seizure frequency compared to baseline levels in a majority of the individual patients. Full results from the Phase 2 ARCADE trial are expected in early 2021.

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

We have not generated any revenue and have funded our business primarily through the sale of our capital stock. Through March 31, 2020, we have raised net proceeds of $228.6 million from the sale of common stock and convertible preferred stock. As of March 31, 2020, we had $58.3 million in cash and cash equivalents and short-term investments.  We recorded net losses of $20.0 million and $13.8 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of approximately $233.2 million.

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

COVID-19 Business Update

We have been actively monitoring the novel coronavirus, or COVID-19, situation and its impact globally. We have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our employees and our business.  We continue to operate normally with the exception of enabling all of our employees to work productively at home and abiding by travel restrictions issued by federal and local governments. We have seen limited impact on our fully enrolled Phase 2 ELEKTRA trial in Dravet syndrome and Lennox-Gastaut syndrome and remain on track to announce topline data in the third quarter of 2020. However, the COVID-19 pandemic has resulted in mandated closures of clinical trial sites and this has affected new enrollment in the Phase 3 NEPTUNE clinical trial in Angelman syndrome.  Because interest in the study is very high and now that clinical sites are reopening, new patients are beginning to be screened.  As such, we expect to report topline data from the pivotal Phase 3 NEPTUNE trial in the fourth quarter of 2020.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table summarizes the results of our operations for the periods indicated:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2020	2019	Change
	(in thousands)
Research and development	$14,625	$9,337	$5,288
General and administrative	5,669	4,716	953
Total operating expenses	20,294	14,053	6,241
Loss from operations	(20,294)	(14,053)	(6,241)
Interest income	264	253	11
Net loss	$(20,030)	$(13,800)	$(6,230)

Research and Development Expenses

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2020	2019	Change
	(in thousands)
Preclinical and development expense	$9,752	$5,010	$4,742
Payroll and payroll-related expenses	3,922	3,324	598
Other expenses	951	1,003	(52)
Total research and development	$14,625	$9,337	$5,288

Research and development expenses were $14.6 million for the three months ended March 31, 2020 compared to $9.3 million for the three months ended March 31, 2019. The increase of $5.3 million included an increase in preclinical and development expenses and payroll and payroll-related expenses for the clinical studies of OV101 and our Takeda collaboration expenses related to OV935. During the three months ended March 31, 2020, total research and development expenses consisted of $9.8 million in preclinical and development expenses, including a credit of $0.4 million representing costs to be reimbursed to us from Takeda in respect of the Takeda collaboration, $3.9 million in payroll and payroll-related expenses, of which $0.6 million related to stock-based compensation, and $1.0 million in other expenses. During the three months ended March 31, 2019, total research and development expenses consisted of $5.0 million in preclinical and development expenses, including a credit of $1.3 million representing costs to be reimbursed to us from Takeda in respect of the Takeda collaboration, $3.3 million in payroll and payroll-related expenses, of which $0.8 million related to stock-based compensation, and $1.0 million in other expenses.

General and Administrative Expenses

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2020	2019	Change
	(in thousands)
Payroll and payroll-related expenses	$2,780	$3,016	$(236)
Legal and professional fees	1,932	1,096	836
General office expenses	958	604	354
Total general and administrative	$5,669	$4,716	$953

General and administrative expenses were $5.7 million for the three months ended March 31, 2020 compared to $4.7 million for the three months ended March 31, 2019. The increase of $1.0 million was primarily due to an increase in legal and professional fees of $0.8 million and an increase in general office expenses of $0.4 million offset by a decrease in payroll and payroll-related expenses of $0.2 million.

Interest Income

Interest income was $0.3 million for the three months ended March 31, 2020 and 2019.

Liquidity and Capital Resources

Overview

As of March 31, 2020, we had total cash, cash equivalents and short-term investments of $58.3 million as compared to $76.7 million of cash, cash equivalents and short-term investments as of December 31, 2019. The $18.4 million decrease in total cash, cash equivalents and short-term investments was due primarily to the net loss of $20.0 million for the three months ended March 31, 2020.

Similar to other development stage biotechnology companies, we have not generated any revenue since inception.  We have incurred losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the next several years. We incurred net losses of approximately $20.0 million and $13.8 million for the three months ended March 31, 2020 and 2019, respectively. These losses are expected to continue for an extended period of time.  As of March 31, 2020, we had an accumulated deficit of approximately $233.2 million and working capital of $50.7 million.

Management has evaluated whether there is substantial doubt about our ability to continue as a going concern and has determined that substantial doubt existed as of the date of this filing. This determination was based on the following factors: (i) our available cash, cash equivalents, and short-term investments as of the date of this filing will not be sufficient to fund our anticipated level of operations for the next 12 months from the filing of this quarterly report; (ii) our losses incurred to date and our expected continued future losses; (iii) we do not have approved product candidates and if approved, we may not identify commercial partners to support development of our product candidates; and (iv) if we do not have committed sources of financing and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue our research and development programs or future commercialization efforts. In the opinion of management, these factors, among others, raise substantial doubt about our ability to continue as a going concern.

We plan to finance our cash needs through either equity offerings, debt financings, collaborations, strategic alliances, or licensing agreements or a combination of any such transactions. To the extent that we raise additional capital through future equity offerings or debt financings, ownership interests may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt and equity financings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. There can be no assurance that such financings will be obtained on terms acceptable to us, if at all. The COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets.  If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations. If we raise additional funds through collaborations, strategic alliances or licensing agreements with third parties for one or more of our current or future drug candidates, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates or to grant licenses on terms that may not be favorable to us. Our failure to raise capital as and when needed would have a material adverse effect on our financial condition and our ability to pursue our business strategy.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$(18,412)	$(12,866)
Investing activities	3,836	(9)
Financing activities	16	30,986
Net (decrease) increase in cash and cash equivalents	$(14,560)	$18,111

Net Cash Used in Operating Activities

Net cash used in operating activities was $18.4 million for the three months ended March 31, 2020, which consisted of net losses of $20.0 million offset by a net of $1.6 million of non-cash charges and indirect cash changes, primarily related to the $1.3 million of stock-based compensation expense. Net cash used in operating activities was $12.9 million for the three months ended March 31, 2019, which consisted of net losses of $13.8 million offset by $0.9 million of non-cash charges and indirect cash changes, primarily related to $1.6 million of stock-based compensation expense.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $3.8 million for the three months ended March 31, 2020, compared to $9,000 of net cash used in investing activities for the three months ended March 31, 2019. The change in net cash provided by (used in) investing activities was primarily due to purchases of short-term investments during the three months ended March 31, 2020 compared to maturities and no purchases during the three months ended March 31, 2019.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $16,000 for the three months ended March 31, 2020 was primarily due to purchases of shares under the 2017 employee stock purchase plan, offset by expenses related to our ATM program. Net cash provided by financing activities of $31.0 million for the three months ended March 31, 2019 was primarily due to the net proceeds from the February Offering.

Contractual Obligations and Commitments

As of March 31, 2020, we had no material contractual obligations or commitments. We had no long-term debt or capital leases and no material non-cancelable purchase commitments with service providers, as we have generally contracted on a cancelable, purchase order basis. We excluded any potential contingent payments upon the achievement by us of clinical, regulatory and commercial events, as applicable, or royalty payments that we may be required to make under license agreements we have entered into with various entities pursuant to which we have in-licensed certain intellectual property as contractual obligations or commitments, including agreements with H. Lundbeck A/S, Northwestern, and our Takeda license agreement. Pursuant to these license agreements, we have agreed to make milestone payments up to an aggregate of $279.3 million upon the achievement of certain development, regulatory and sales milestones. We excluded these contingent payments given that the timing, probability, and amount, if any, of such payments cannot be reasonably estimated at this time.

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

We have taken advantage of reduced reporting requirements in this Quarterly Report on Form 10-Q and may continue to do so until such time that we are no longer an emerging growth company. We will remain an “emerging growth company” until the earliest of (a) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more, (b) December 31, 2022, the last day of the fiscal year following the fifth anniversary of the completion of the our IPO, (c) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period for complying with new or revised accounting standards. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

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

During the three months ended March 31, 2020, there were no material changes to our critical accounting policies as reported for the year ended December 31, 2019 as part of our Annual Report on Form 10-K, which was filed with the SEC on March 11, 2020.  In addition, see Note 2 of our Condensed Consolidated Financial Statements under the heading “Recent Accounting Pronouncements” for new accounting pronouncements or changes to the accounting pronouncements during the three months ended March 31, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. As of March 31, 2020, we had cash equivalents of $26.0 million that were held in an interest-bearing money market account and $31.0 million of short-term investments invested in treasury notes. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and short-term investments and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in institutional market funds that are comprised of U.S. Treasury and U.S. Treasury-backed repurchase agreements as well as treasury notes and high quality short-term corporate bonds.

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

As of March 31, 2020, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Quarterly Report on Form 10-Q, including our unaudited condensed financial statements and related notes hereto, before deciding to invest in our common stock. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In these circumstances, the market price of our common stock could decline and you may lose all or part of your investment. We cannot assure you that any of the events discussed below will not occur. In addition, such risks may be amplified by the COVID-19 pandemic and its potential impact on Ovid’s business and the global economy.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant operating losses since inception and expect to continue to incur substantial operating losses for the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern if we are unsuccessful raising additional capital.

Since inception in April 2014, we have incurred significant operating losses. Our net loss was $20.0 million for the three months ended March 31, 2020. As of March 31, 2020, we had an accumulated deficit of $233.2 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our drug candidates, as well as hiring employees and building our infrastructure. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

•	continue the ongoing and planned preclinical and clinical development of our drug candidates;
•	continue to build a portfolio of drug candidates through the acquisition or in-license of drugs, drug candidates or technologies;
•	initiate preclinical studies and clinical trials for any additional drug candidates that we may pursue in the future;
•	experience further delays in our preclinical studies and clinical trials due to the COVID-19 pandemic;
•	seek marketing approvals for our current and future drug candidates that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure to commercialize any drug candidate for which we may obtain marketing approval;
•	develop, maintain, expand and protect our intellectual property portfolio;
•	implement operational, financial and management systems; and
•	attract, hire and retain additional administrative, clinical, regulatory and scientific personnel.

We believe that our existing cash and cash equivalents may not be sufficient to fund our current and planned operations through the 12 months following the filing date of this quarterly report on Form 10-Q, which raises substantial doubt about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of our common stock.  If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment. Further, the perception that we may be unable to continue as a going concern may impede our ability to pursue strategic opportunities or operate our business due to concerns regarding our ability to discharge our contractual obligations. In addition, if there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, or at all.

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

Our operations have consumed substantial amounts of cash since our inception. We expect our expenses to increase in connection with our ongoing and planned activities, particularly as we continue to develop and commercialize our drug candidates, in addition to costs associated with the acquisition or in-licensing of any additional drug candidates we may pursue. Our expenses could increase beyond expectations if the FDA or other regulatory authorities require us to perform clinical and other studies in addition to those that we currently anticipate. In addition, if we obtain marketing approval for our drug candidates, we expect to incur significant expenses related to manufacturing, marketing, sales and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company.

As of March 31, 2020, our cash, cash equivalents and short-term investments was $58.3 million. We believe that our existing cash, cash equivalents and short-term investments may not be sufficient to fund our current and planned operations through the 12 months following the filing date of this quarterly report on Form 10-Q, which raises substantial doubt about our ability to continue as a going concern.

We will require more capital in order to continue our preclinical and clinical activities, to obtain regulatory approval and for the commercialization of our current or future drug candidates. Any additional capital raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our current and future drug candidates. The COVID-19 pandemic has already resulted in a significant disruption of global financial markets.  If the disruption persists and deepens, we could experience an inability to access additional capital.  If we do not raise additional capital in sufficient amounts, or on terms acceptable to us, we may be prevented from pursuing development and commercialization efforts, which will harm our business, operating results and prospects.

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

Changes in tax laws or regulations could materially adversely affect our company.

New tax laws or regulations could be enacted at any time, and existing tax laws or regulations could be interpreted, modified or applied in a manner that is adverse to us, which could adversely affect our business and financial condition. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “Tax Act”) enacted many significant changes to the U.S. tax laws, including changes in corporate tax rates, the utilization of our NOLs and other deferred tax assets, the deductibility of expenses, and the taxation of foreign earnings. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) modified certain provisions of the Tax Act.  In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, or any newly enacted federal tax legislation. The impact of changes under the Tax Act, the CARES Act, or future reform legislation could increase our future U.S. tax expense and could have a material adverse impact on our business and financial condition.

Our ability to use our net operating loss (“NOL”) carryforwards and certain other tax attributes to offset future taxable income may be subject to limitation.

Our NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. Our NOLs generated in tax years ending on or prior to December 31, 2017 are permitted to be carried forward for only 20 years under applicable U.S. tax law. Our federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal NOLs generated in tax years beginning after December 31, 2020 is subject to certain limitations. It is uncertain if and to what extent various states will conform to the Tax Act.

In addition, under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” its ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points (by value) over their lowest ownership percentage over a rolling three-year period. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of shifts in our stock ownership (some of which are outside our control). As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income may be subject to limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

We do not have any drugs that have received regulatory approval. Our business is dependent on our ability to successfully complete preclinical and clinical development of, obtain regulatory approval for, and, if approved, successfully commercialize our current and future drug candidates in a timely manner. Activities associated with the development and commercialization of our current and future drug candidates are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and similar regulatory authorities outside the United States. Failure to obtain regulatory approval in the United States or other jurisdictions would prevent us from commercializing and marketing our current and future drug candidates. An inability to effectively develop and commercialize our current and future drug candidates, whether due to the impacts of the ongoing COVID-19 pandemic or otherwise, could have an adverse effect on our business, financial condition, results of operations and growth prospects.

Further, activities associated with the development and commercialization of our current and future drug candidates are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and similar regulatory authorities outside the United States. Failure to obtain regulatory approval in the United States or other jurisdictions would prevent us from commercializing and marketing our current and future drug candidates.

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

Before obtaining marketing approval from regulatory authorities for the sale of our drug candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the drug candidate for its intended indications. Clinical trials are expensive, time-consuming and uncertain as to outcome. Further, delays and interruptions to ongoing trials related to the COVID-19 pandemic may also increase the duration and costs of such trials. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

•	delays in reaching a consensus with regulatory authorities on trial design;

•	delays in reaching agreement on acceptable terms with prospective clinical research organizations (“CROs”) and clinical trial sites;

•	delays in opening investigational sites;

•	delays or difficulty in recruiting and enrollment of suitable patients to participate in our clinical trials, whether as a result of the COVID-19 pandemic or otherwise;

•

imposition of a clinical hold by regulatory authorities because of a serious adverse event, concerns with a class of drug candidates or after an inspection of our clinical trial operations or trial sites;

•	delays in having patients complete participation in a trial or return for post-treatment follow-up;

•	occurrence of serious adverse events associated with the drug candidate that are viewed to outweigh its potential benefits;

•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; or

•	business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters and public health epidemics

In addition, our clinical trials may be affected by the COVID-19 pandemic. For example, we have experienced delays in enrollment in our Phase 3 NEPTUNE trial in Angelman syndrome as a result of mandated closures of investigational sites in response to the COIVD-19 pandemic. As a result, we now expect to report topline data from this trial in the fourth quarter of 2020.

Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, could be limited, which in turn could adversely impact our clinical trial operations. Additionally, we may experience interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel, quarantines or social distancing protocols imposed or recommended by federal or state governments, employers and others in connection with the ongoing COVID-19 pandemic. As a result of the COVID-19 pandemic, we have faced and may continue to face delays in meeting our anticipated timelines for our ongoing and planned clinical trials.

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

We intend to seek a broad indication for OV101 to treat Angelman syndrome. However, Angelman syndrome is characterized by a variety of signs and symptoms, such as delayed development, intellectual disability, severe speech impairment, problems with movement and balance, seizures, sleep disorders and anxiety. In order to obtain a broad indication for treatment of Angelman syndrome from the FDA, we may need to demonstrate efficacy on several of the key symptoms of Angelman syndrome. If we fail to do so, our clinical development may be delayed and/or our label may be limited. Based on feedback from the FDA, we developed acceptable endpoints and obtained the FDA’s agreement before initiating the Phase 3 NEPTUNE trial. For Europe, based on an on-going dialogue with European regulatory authorities, we have increased enrollment in the NEPTUNE study from 60 to 90 patients to allow for inclusion of a responder analysis of the primary endpoint (CGI-I-AS), which has been specifically requested by the European regulatory authorities. We may experience delays in recruiting these additional patients which may result in a delay in finishing the NEPTUNE trial and ultimately our ability to gain approval for OV101.

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

A key element of our strategy is to develop and potentially commercialize a portfolio of drug candidates to treat rare neurological disorders. We intend to do so by in-licensing and entering into collaborations with leading biopharmaceutical companies or academic institutions for new drug candidates. Identifying new drug candidates requires substantial technical, financial and human resources, whether or not any drug candidates are ultimately identified. Our approach to business development, including our efforts to map the biological pathways related to orphan disorders of the brain and our relationships among the pharmaceutical industry, may not result in viable drug candidates for clinical development. The COVID-19 pandemic could also impact our ability to do in-person due diligence, negotiations, and other interactions to identify new opportunities. Even if we identify drug candidates that initially show promise, we may fail to in-license or acquire these assets and may also fail to successfully develop and commercialize such drug candidates for many reasons, including the following:

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

Identifying and qualifying patients to participate in our clinical trials is critical to our success. The number of patients suffering from Angelman syndrome, Fragile X syndrome and DEE, such as Dravet syndrome, Lennox-Gastaut syndrome, Dup15q syndrome and CDKL5 deficiency disorder is small and has not been established with precision. If the actual number of patients with these disorders is smaller than we anticipate, we may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development and approval of our drug candidates. Even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data, the number and nature of competing treatments and ongoing clinical trials of competing therapies for the same indication, the proximity of patients to clinical sites and the eligibility criteria for the trial, any such enrollment issues could cause delays or prevent development and approval of our drug candidates. Because we are focused on addressing rare neurological disorders, there are limited patient pools from which to draw in order to complete our clinical trials in a timely and cost-effective manner. Furthermore, our efforts to build relationships with patient communities may not succeed, which could result in delays in patient enrollment in our clinical trials. In addition, any negative results we may report in clinical trials of our drug candidate may make it difficult or impossible to recruit and retain patients in other clinical trials of that same drug candidate. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our drug candidates, or could render further development impossible. For example, the impact of public health pandemics, such as COVID-19, may delay or prevent patients from enrolling or from receiving treatment in accordance with the protocol and the required timelines, which could delay our clinical trials, or prevent us or our partners from completing our clinical trials at all, and harm our ability to obtain approval for such product candidate. In addition, we may rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance.

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

Approval of a drug candidate in the United States by the FDA does not ensure approval of such drug candidate by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Sales of our current and future drug candidates outside of the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval. Even if the FDA grants marketing approval for a drug candidate, comparable regulatory authorities of foreign countries also must approve the manufacturing and marketing of the drug candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and more onerous than, those in the United States, including additional preclinical studies or clinical trials. In many countries outside the United States, a drug candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for any drug candidates, if approved, is also subject to approval. Obtaining approval for our current and future drug candidates in the European Union from the European

Commission following the opinion of the EMA, if we choose to submit a marketing authorization application there, would be a lengthy and expensive process. Even if a drug candidate is approved, the FDA or the European Commission, as the case may be, may limit the indications for which the drug may be marketed, require extensive warnings on the drug labeling or require expensive and time-consuming additional clinical trials or reporting as conditions of approval. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our current and future drug candidates in certain countries. Due to the ongoing COVID-19 pandemic, it is possible that we could experience delays in the timing of our interactions with regulatory authorities due to absenteeism by governmental employees, inability to conduct planned physical inspections related to regulatory approval, or the diversion of regulatory authority efforts and attention to approval of other therapeutics or other activities related to COVID-19, which could delay anticipated approval decisions and otherwise delay or limit our ability to make planned regulatory submissions or obtain new product approvals.

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

If we seek approval of our current or future drug candidates outside of the United States, we expect that we will be subject to additional risks in commercialization including:

•	different regulatory requirements for approval of therapies in foreign countries;

•	reduced protection for intellectual property rights;

•	the potential requirement of additional clinical studies in international jurisdictions;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;

•	foreign reimbursement, pricing and insurance regimes;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•	business interruptions resulting from geopolitical actions, including war and terrorism or natural disasters and public health pandemics, such as COVID-19.

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

•

the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created additional federal criminal statutes that prohibit a person from knowingly and willfully executing a scheme or making false or fraudulent statements to defraud any healthcare benefit program, regardless of the payor (e.g., public or private);

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

Market acceptance and sales of any drug candidates that we commercialize, if approved, will depend in part on the extent to which coverage and adequate reimbursement for these drugs and related treatments will be available from third-party payors, including government health administration authorities, managed care organizations and other private health insurers. Third-party payors decide which therapies they will pay for and establish reimbursement levels. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for any drug candidates that we develop will be made on a payor-by-payor basis. One third-party payor’s determination to provide coverage for a drug does not assure that other payors will also provide coverage, and adequate reimbursement, for the drug. Additionally, a third-party payor’s decision to provide coverage for a therapy does not imply that an adequate reimbursement rate will be approved. Each third-party payor determines whether or not it will provide coverage for a therapy, what amount it will pay the manufacturer for the therapy, and on what tier of its formulary it will be placed. The position on a third-party payor’s list of covered drugs, or formulary, generally determines the co-payment that a patient will need to make to obtain the therapy and can strongly influence the adoption of such therapy by patients and physicians. Patients who are prescribed treatments for their conditions and providers prescribing such services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our drugs unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our drugs.

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

Some of the provisions of the PPACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges, as well as efforts by the Trump administration to repeal or replace certain aspects of the PPACA. Since January 2017, President Trump has signed Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA.  Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the PPACA such as removing penalties, starting January 1, 2019, for not complying with the PPACA’s individual mandate to carry health insurance, delaying the implementation of certain PPACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D.  Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall. It is unclear how such litigation and other efforts to repeal and replace the PPACA will impact the PPACA and our business.

Other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products.  For example, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases.  Moreover, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. In addition, Congress and the Trump administration have indicated that they will continue to seek new legislative and/or administrative measures to control drug costs.

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

It is possible that additional governmental action is taken to address the COVID-19 pandemic. For example, on April 18, 2020, CMS announced that Qualified Health Plan issuers under the ACA may suspend activities related to the collection and reporting of quality data that would have otherwise been reported between May and June 2020 given the challenges healthcare providers are facing responding to the COVID-19 virus.

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

Risks Related to Our Business Operations, Employee Matters and Managing Growth

COVID-19 could adversely impact our business, including our clinical trials and access to capital.

In December 2019, a novel strain of coronavirus, SARS-CoV-2, causing COVID-19, was initially reported and has since been declared a pandemic by the World Health Organization. The COVID-19 pandemic has resulted in travel and other restrictions in order to reduce the spread of the disease, including state and local orders across the country, which, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, and order cessation of non-essential travel. In response to these public health directives and orders, we have implemented work-from-home policies for all employees. The effects of the executive orders, the shelter-in-place orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

Quarantines, shelter-in-place and similar government orders related to COVID-19 may adversely impact our business operations and the business operations of our contract research organizations conducting our clinical trials and our third-party manufacturing facilities in the United States and other countries. In particular, some of our third-party manufacturers which we use for the supply of materials for product candidates or other materials necessary to manufacture product to conduct preclinical studies and clinical trials are located in countries affected by COVID-19, and should they experience disruptions, such as temporary closures or suspension of services, we would likely experience delays in advancing these tests and trials. Currently, we expect no material impact on the clinical supply of any of our product candidates.

In addition, our clinical trials may be affected by the COVID-19 pandemic. For example, we have experienced delays in enrollment in our Phase 3 NEPTUNE trial in Angelman syndrome as a result of mandated closures of investigational sites in response to the COIVD-19 pandemic. Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Some patients may not be willing or able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 and adversely impact our clinical trial operations. As a result of the COVID-19 pandemic, we have faced and may to continue face delays in meeting our anticipated timelines for our ongoing and planned clinical trials.

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

The global pandemic of COVID-19 continues to rapidly evolve. The extent to which the COVID-19 pandemic impacts our business, our clinical development and regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries, and business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.  Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our clinical and regulatory activities, healthcare systems or the global economy as a whole.  However, these impacts could adversely affect our business, financial condition, results of operations and growth prospects.

In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this ‘‘Risk Factors’’ section.

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

As of March 31, 2020, we had 65 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day operations and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational inefficiencies, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future drug candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance, our ability to commercialize drug candidates, develop a scalable infrastructure and compete effectively will depend, in part, on our ability to effectively manage any future growth.

Our employees, principal investigators, consultants and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

We are exposed to the risk that our employees, consultants, distributors, and collaborators may engage in fraudulent or illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or disclosure of unauthorized activities to us that violates the regulations of the FDA and non-U.S. regulators, including those laws requiring the reporting of true, complete and accurate information to such regulators, manufacturing standards, healthcare fraud and abuse laws and regulations in the United States and abroad or laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and business arrangements in the healthcare industry, including the sale of pharmaceuticals, are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. It is not always possible to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Further, because of the work-from-home policies we implemented due to COVID-19, information that is normally protected, including company confidential information, may be less secure. If actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of significant fines or other sanctions, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings and curtailment of operations, any of which could adversely affect our ability to operate our business and our results of operations. Whether or not we are successful in defending against such actions or investigations, we could incur substantial costs, including legal fees, and divert the attention of management in defending ourselves against any of these claims or investigations.

Significant disruptions of our information technology systems or data security incidents could result in significant financial, legal, regulatory, business and reputational harm to us.

We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, store, process and transmit large amounts of sensitive information, including intellectual property, proprietary business information, personal information and other confidential information. It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such sensitive information. We have also outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, and as a result, we manage a number of third-party vendors who may or could have access to our computer networks or our confidential information. In addition, many of those third parties in turn subcontract or outsource some of their responsibilities to third parties. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the accessibility and distributed nature of our information technology systems, and the sensitive information stored on those systems, make such systems potentially vulnerable to unintentional or malicious, internal and external attacks on our technology environment. In addition, due to the COVID-19 pandemic, we have enabled all of our employees to work remotely, which may make us more vulnerable to cyberattacks. Potential vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors, business partners, or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. In addition to the extraction of sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. In addition, the prevalent use of mobile devices increases the risk of data security incidents

Significant disruptions of our, our third-party vendors’ and/or business partners’ information technology systems or other similar data security incidents could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access, use or disclosure of, or the prevention of access to, sensitive information, which could result in financial, legal, regulatory, business and reputational harm to us. In addition, information technology system disruptions, whether from attacks on our technology environment or from computer viruses, natural disasters, terrorism, war and telecommunication and electrical failures, could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

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

The market price of our common stock is likely to be volatile. The stock market in general and the market for biopharmaceutical or pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies, including very recently in connection with the ongoing COVID-19 pandemic, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to the ongoing COVID-19 pandemic, may negatively affect the market price of our common stock, regardless of our actual operating performance. As a result of this volatility, you may lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

Until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance future cash needs through public or private equity or debt offerings. In June 2018, we filed a shelf registration statement on Form S-3 (Registration No. 333-225391) that allows us to sell up to an aggregate of $200 million of our common stock, which includes up to $50.0 million designated in the prospectus supplement for an at-the-market (“ATM”) offering program. As of March 31, 2020, we have $107.0 million available under our shelf registration statement, including $27.0 million available pursuant to our ATM program. Financing activities may have an adverse impact on our stockholders’ rights as well as on our operations, and such additional funding may not be available on reasonable terms, if at all. If we raise additional funds through the issuance of additional debt or equity securities, it may result in dilution to our existing stockholders and/or increased fixed payment obligations. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations and potentially impair our competitiveness, such as redeeming our shares, making investments, issuing additional equity, limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, if we seek funds through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us. Any of these events could significantly harm our business, financial condition and prospects.

You will be diluted by any conversions of outstanding Series A convertible preferred stock and exercises of outstanding options.

As of March 31, 2020, we had outstanding options to purchase an aggregate of 7,879,568 shares of our common stock at a weighted average exercise price of $5.68 per share and 7,762,000 shares of common stock issuable upon conversion of outstanding Series A convertible preferred stock for no additional consideration. Such Series A convertible preferred stock is convertible any time at the option of the holder thereof subject to the beneficial ownership limitations described in Note 6 to the financial statements contained in this Quarterly Report on Form 10-Q.

The exercise of such options and conversion of the Series A convertible preferred stock for shares of our common stock will result in further dilution of your investment and could negatively affect the market price of our common stock. In addition, you may experience further dilution if we issue common stock, or securities convertible into common stock, in the future. As a result of this dilution, you may receive significantly less than the full purchase price you paid for the shares in the event of liquidation.

Concentration of ownership of our common stock among our executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Based upon our shares of our common stock outstanding as of April 30, 2020, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 59% of our outstanding common stock.

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

OVID THERAPEUTICS INC.

Date: May 7, 2020	By:	/s/ Jeremy M. Levin
Jeremy M. Levin
Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2020	By:	/s/ Timothy Daly
Timothy Daly
Executive Vice President, Finance, Corporate Controller & Treasurer (Principal Financial and Accounting Officer)