Form 10-Q
period 2020-06-30
Ovid Therapeutics Inc.
filed 2020-08-10
CIK 1636651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 3, 2020, the registrant had 57,083,037 shares of common stock, $0.001 par value per share, outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

OVID THERAPEUTICS INC.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2020	2019
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$41,253,898	$41,897,144
Short-term investments	-	34,841,969
Related party receivable	563,182	1,131,146
Prepaid expenses and other current assets	2,293,524	1,942,933
Total current assets	44,110,604	79,813,192

Long-term prepaid expenses	599,045	359,539
Security deposit	153,836	135,390
Property and equipment, net	115,989	68,363
Other assets	375,824	467,247
Total assets	$45,355,298	$80,843,731

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,633,810	$3,256,098
Accrued expenses	9,941,208	7,266,706
Related party payable	10,804	10,804
Total current liabilities	14,585,822	10,533,608
Related party payable - noncurrent	286,562	286,562
Total liabilities	14,872,384	10,820,170

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; Series A convertible preferred stock, 10,000 shares designated, 5,506 and 7,762 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	$6	$8
Common stock, $0.001 par value; 125,000,000 shares authorized; 57,082,100 and 54,710,322 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	57,082	54,711
Additional paid-in-capital	286,163,633	283,122,894
Accumulated other comprehensive gain	-	2,469
Accumulated deficit	(255,737,807)	(213,156,521)
Total stockholders' equity	30,482,914	70,023,561
Total liabilities and stockholders' equity	$45,355,298	$80,843,731

See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$16,032,945	$9,117,495	$30,658,313	$18,454,804
General and administrative	7,108,742	4,204,771	12,777,759	8,920,999
Total operating expenses	23,141,687	13,322,266	43,436,072	27,375,803
Loss from operations	(23,141,687)	(13,322,266)	(43,436,072)	(27,375,803)
Interest income	590,491	264,999	854,786	518,341
Net loss	$(22,551,196)	$(13,057,267)	$(42,581,286)	$(26,857,462)
Net loss attributable to common stockholders	$(22,551,196)	$(13,057,267)	$(42,581,286)	$(26,857,462)
Net loss per share attributable to common stockholders, basic and diluted	$(0.41)	$(0.34)	$(0.77)	$(0.78)
Weighted-average common shares outstanding basic and diluted	55,607,110	38,693,018	55,161,360	34,534,432

See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(22,551,196)	$(13,057,267)	$(42,581,286)	$(26,857,462)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(65,704)	(1,350)	(2,469)	1,829
Comprehensive loss	$(22,616,900)	$(13,058,617)	$(42,583,755)	$(26,855,633)

See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total

Balance, December 31, 2019	7,762	$8	54,710,322	$54,711	$283,122,894	$2,469	$(213,156,521)	$70,023,561
ATM offering costs	-	-	-	-	2,053	-	-	2,053
Stock-based compensation expense	-	-	-	-	1,302,931	-	-	1,302,931
Issuance of common stock from employee stock purchase plan	-	-	43,743	43	83,067	-	-	83,110
Other comprehensive income	-	-	-	-	-	63,235	-	63,235
Net loss	-	-	-	-	-	-	(20,030,090)	(20,030,090)
Balance, March 31, 2020	7,762	8	54,754,065	54,754	284,510,945	65,704	(233,186,611)	51,444,800
ATM offering costs	-	-	-	-	(61,260)	-	-	(61,260)
Conversion of series A convertible preferred stock to common stock	(2,256)	(2)	2,256,000	2,256	(2,254)	-	-	-
Stock-based compensation expense	-	-	-	-	1,555,332	-	-	1,555,332
Issuance of common stock from exercise of stock options	-	-	72,035	72	160,870	-	-	160,942
Other comprehensive loss	-	-	-	-	-	(65,704)	-	(65,704)
Net loss	-	-	-	-	-	-	(22,551,196)	(22,551,196)
Balance, June 30, 2020	5,506	$6	57,082,100	$57,082	$286,163,633	$-	$(255,737,807)	$30,482,914
					-	-	-	-

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2018	-	$-	24,654,114	$24,654	$191,477,598	$(1,829)	$(152,695,278)	$38,805,145
Proceeds from February 2019 Offering, net of underwriting costs and commissions	2,500	3	13,993,778	13,994	30,508,031	-	-	30,522,028
Stock-based compensation expense	-	-	-	-	1,642,540	-	-	1,642,540
Issuance of common stock from employee stock purchase plan	-	-	45,126	45	73,059	-	-	73,104
Other comprehensive income	-	-	-	-	-	3,179	-	3,179
Net loss	-	-	-	-	-	-	(13,800,195)	(13,800,195)
Balance, March 31, 2019	2,500	3	38,693,018	38,693	223,701,228	1,350	(166,495,473)	57,245,801
Underwriting costs related to February 2019 Offering	-	-	-	-	(1,193)	-	-	(1,193)
Stock-based compensation expense	-	-	-	-	1,251,908	-	-	1,251,908
Other comprehensive loss	-	-	-	-	-	(1,350)	-	(1,350)
Net loss	-	-	-	-	-	-	(13,057,267)	(13,057,267)
Balance, June 30, 2019	2,500	$3	38,693,018	$38,693	$224,951,943	$-	$(179,552,740)	$45,437,899

See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(42,581,286)	$(26,857,462)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	2,858,263	2,894,448
Depreciation and amortization expense	144,889	145,797
Change in accrued interest and accretion of discount on short-term investments	(196,408)	12,863
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(350,591)	(2,483,344)
Security deposit	(18,446)	8,605
Related party receivable	567,964	(994,333)
Long-term prepaid expenses	(239,506)	1,939,693
Accounts payable	1,535,514	(1,707,650)
Accrued expenses	2,674,502	2,046,825
Related party payable	-	286,562
Net cash used in operating activities	(35,605,105)	(24,707,996)

Cash flows from investing activities:
Purchases of short-term investments	(9,964,092)	-
Proceeds from maturities of short-term investments	45,000,000	5,000,000
Purchase of property and equipment	(67,052)	(7,700)
Software development and other assets	(191,842)	(5,895)
Net cash provided by investing activities	34,777,014	4,986,405

Cash flows from financing activities:
Proceeds from February 2019 Offering, net of offering expenses	-	30,520,835
ATM offering costs	(59,207)	-
Proceeds from employee stock purchase plan	83,110	73,104
Proceeds from exercise of options	160,942	-
Net cash provided by financing activities	184,845	30,593,939

Net (decrease) increase in cash and cash equivalents	(643,246)	10,872,348
Cash and cash equivalents, at beginning of period	41,897,144	36,489,618
Cash and cash equivalents, at end of period	$41,253,898	$47,361,966

Non-cash investing and financing activities:
Software development and other costs in accrued expenses and accounts payable	$—	$185
Purchase of property and equipment in accounts payable	$7,121	$—

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

Historically, the Company’s major sources of cash have comprised of proceeds from various public and private offerings of its capital stock and interest income. As of June 30, 2020, the Company had approximately $41.3 million in cash and cash equivalents. The Company has not generated any revenue since inception. As a result, the Company has incurred recurring losses and requires significant cash resources to execute its business plans. The Company has an accumulated deficit of $255.7 million as of June 30, 2020 and had cash outflows from operating activities of $35.6 million for the six months ended June 30, 2020.

The Company has incurred operating losses since inception and expects to continue to incur net losses for at least the next several years and is highly dependent on its ability to find additional sources of funding through either equity offerings, debt financings, collaborations, strategic alliances, licensing agreements or a combination of any such transactions. Management has identified certain conditions or events, which, considered in the aggregate, could raise substantial doubt about the Company’s ability to continue as a going concern including the risk that the Company will be unable to raise adequate additional capital to fund the Company’s operations through at least the next 12 months from the date of filing of the Company’s Quarterly Report on Form 10-Q. The Company’s management believes it has a number of mitigating actions it can pursue, including (i) implementing cost-cutting measures, (ii) managing the Company’s capital expenditures and (iii) additional cash received from collaboration and license agreements (See Note 13) in order to generate additional liquidity. The Company’s management believes that these actions alleviate the substantial doubt referred to above. These mitigating actions may not be successful in alleviating the substantial doubt about the Company’s ability to continue as a going concern. Further, the failure to raise capital as and when needed could have a negative impact on the Company’s financial condition and ability to pursue its business strategy.  If the Company is unable to raise capital, it may be required to delay, reduce the scope of or eliminate research and development programs, or obtain funds through arrangements with collaborators or others that may require the Company to relinquish rights to certain drug candidates that the Company might otherwise seek to develop or commercialize independently..

We have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our business.  The extent to which the ongoing COVID-19 pandemic impacts our business, our clinical development and regulatory efforts, our corporate development objectives and the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the U.S., Europe and other countries, and the effectiveness of actions taken globally to contain and treat the disease.  The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 11, 2020. There have been no material changes to the significant accounting policies during the period ended June 30, 2020, except for items mentioned below.

(A) Unaudited Interim Condensed Consolidated Financial Statements

The interim condensed consolidated balance sheet at June 30, 2020, the condensed consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ equity for the three and six months ended June 30, 2020 and 2019 are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP are condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of its financial information. The results of operations for the three and six months ended June 30, 2020 and 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other future annual or interim period. The balance sheet as of December 31, 2019 included herein was derived from the audited financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K.

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

(E) Recent Accounting Pronouncements

Recent accounting standards which have been adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This new standard requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including loans and trade and other receivables. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The standard also amends the impairment model for available-for-sale debt securities and requires entities to determine whether all or a portion of the unrealized loss on an available-for-sale debt security is a credit loss. Under the new guidance, an entity recognizes an allowance for credit losses on available-for-sale debt securities as a contra-account to the amortized cost basis rather than as a direct reduction of the amortized cost basis of the investment, as was previously required. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019. As of June 30, 2020, the Company did not hold any debt securities with credit losses, nor does it have any trade receivables. The adoption of this standard effective January 1, 2020 did not have a material impact on the Company’s financial statements.

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

NOTE 3 – CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

All short-term investments are classified as available-for-sale. The following tables summarize the fair value of cash, cash equivalents and short-term investments, as well as gross unrealized holding gains and losses as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	holding gains	holding losses	value
Cash	$198,392	$-	$-	$198,392
Money market funds (a)	41,055,506	-	-	41,055,506
Total cash and cash equivalents	$41,253,898	$-	$-	$41,253,898

(a) As of June 30, 2020, the Company's Level 1 assets consisted of money market funds totaling $41.1 million. The Company had no level 2 or level 3 assets or liabilities as of June 30, 2020.

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

As of June 30, 2020, the aggregate fair value of securities that were in an unrealized gain position for less than 12 months was zero.  As of December 31, 2019, the aggregate fair value of securities that were in an unrealized gain position for less than 12 months was $34.8 million. The Company did not hold any securities in an unrealized gain or loss position for more than 12 months as of June 30, 2020.

There were no realized gains or losses on available-for-sale securities during the three and six months ended June 30, 2020 and the year ended December 31, 2019.

NOTE 4 – PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

Property and equipment is summarized as follows:

	June 30,	December 31,
	2020	2019
Furniture and equipment	$267,889	$193,717
Less accumulated depreciation	(151,900)	(125,354)
Total property and equipment, net	$115,989	$68,363

Depreciation expense was $27,000 and $19,000 for the six months ended June 30, 2020 and 2019, respectively. Depreciation expense was $15,000 and $9,000 for the three months ended June 30, 2020 and 2019, respectively.

Intangible assets, net of accumulated amortization was $376,000 and $467,000 as of June 30, 2020 and December 31, 2019, respectively, and are included in other assets.  Amortization expense was $118,000 and $127,000 for the six months ended June 30, 2020 and 2019, respectively. Amortization expense was $63,000 and $60,000 for the three months ended June 30, 2020 and 2019, respectively.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	December 31,
	2020	2019
Clinical trials accrual	$6,193,884	$3,235,527
Payroll and bonus accrual	1,992,851	2,728,495
Professional fees accrual	1,483,159	1,070,589
Other	271,314	232,095
Total	$9,941,208	$7,266,706

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

In June 2018, the Company entered into a sales agreement (the “ATM agreement”) with Cowen and Company, LLC (“Cowen”) under which the Company may offer and sell in “at the market offerings,” from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $50.0 million through Cowen acting as sales agent. In 2019, the Company sold 6,893,888 shares of its common stock under the ATM agreement for net proceeds of $22.3 million after deducting sales agent commissions and other offering expenses payable by the Company. The Company did not sell any shares of its common stock under the ATM agreement during the six months ended June 30, 2020.

There were 5,506 and 7,762 shares of Series A Preferred Stock outstanding as of June 30, 2020 and December 31, 2019, respectively. Each share of Series A Preferred Stock is convertible into 1,000 shares of common stock at any time at the holder’s option. However, the holder will be prohibited, subject to certain exceptions, from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than, at the written election of the holder, either 9.99% or 14.99% of the total number of shares of common stock then issued and outstanding, which percentage may be changed at the holder’s election to any other number less than or equal to 19.99% upon 61 days’ notice to the Company; provided, however, that effective 61 days after delivery of such notice, such beneficial ownership limitations shall not be applicable to any holder that beneficially owns either 10.0% or 15.0%, as applicable based on the holder’s initial written election noted above, of the total number of shares of common stock issued and outstanding immediately prior to delivery of such notice. In the event of a liquidation, dissolution, or winding up of the Company, holders of Series A Preferred Stock will receive a payment equal to $0.001 per share of Series A Preferred Stock before any proceeds are distributed to the holders of common stock.

In May 2020, entities affiliated with Biotechnology Value Fund, L.P. elected to convert an aggregate of 2,256 shares of Series A Preferred Stock owned by such holders into an aggregate of 2,256,000 shares of the Company’s common stock.

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

In February 2019, the Company sold 13,993,778 shares of its common stock and 2,500 shares of Series A Preferred Stock at a public offering price of $2.00 and $2,000 per share, respectively, for net proceeds of $30.5 million after deducting underwriting discounts and commission and other offering expenses payable by the Company (the “February 2019 Offering”).

Dividends

No dividends on the common stock shall be declared and paid unless dividends on the Preferred Stock have been declared and paid. Through June 30, 2020, the Company has not declared any dividends.

NOTE 7 – STOCK-BASED COMPENSATION

On August 29, 2014, the Company’s Board of Directors adopted and approved the 2014 Equity Incentive Plan (the “2014 Plan”), which authorized the Company to grant shares of common stock in the form of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock and restricted stock units.

The Company's Board of Directors adopted and the Company's stockholders approved the 2017 equity incentive plan (“2017 Plan”), which became effective immediately on May 4, 2017. The initial reserve of shares of common stock under the 2017 Plan was 3,052,059 shares.  The 2017 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards, and other forms of stock-based awards.  Additionally, the 2017 Plan provides for the grant of performance cash awards. The Company's employees, officers, directors and consultants and advisors are eligible to receive awards under the 2017 Plan.  Upon the adoption of the 2017 Plan, no further awards will be granted under the 2014 Plan. Pursuant to the terms of the 2017 Plan, on each January 1st, the plan limit shall be increased by the lesser of (x) 5% of the number of shares of common stock outstanding as of the immediately preceding December 31 and (y) such lesser number as the Board of Directors may determine in its discretion. On January 1, 2020 and January 1, 2019, respectively, an additional 2,735,516 and 1,232,705 shares were reserved for issuance under the 2017 Plan. As of June 30, 2020, there were 4,043,221 shares of the Company’s common stock reserved and available for issuance under the 2017 Plan.

The Company's Board of Directors adopted, and the Company's stockholders approved the 2017 employee stock purchase plan (the “2017 ESPP”), which became effective immediately prior to the execution of the underwriting agreement related to the Company’s initial public offering on May 4, 2017. The initial reserve of shares of common stock that may be issued under the 2017 ESPP was 279,069 shares. On March 20, 2017, the Company’s Compensation Committee approved an offering period under the 2017 ESPP, which began on October 20, 2017. The ESPP allows employees to purchase common stock of the Company at a 15% discount to the market price on designated purchase dates. During the three months ended June 30, 2020 and 2019, no shares were purchased under the ESPP and the Company recorded expense of $51,841 and $35,203, respectively. During the six months ended June 30, 2020 and 2019, 43,743 and 45,126 shares were purchased under the ESPP and the Company recorded expense of $71,601 and $64,926, respectively The number of shares of common stock reserved for issuance under the 2017 ESPP will automatically increase on January 1 of each year, beginning on January 1, 2018 and continuing through and including January 1, 2027, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (ii) 550,000 shares or (iii) such lesser number of shares determined by our Board.  On January 1, 2019, an additional 246,541 shares were reserved for issuance under the 2017 ESPP. The Board acted prior to January 1, 2020 to provide that there be no increase in the number of shares reserved for issuance under the 2017 ESPP. As of June 30, 2020, there were 615,273 shares of the Company’s common stock reserved for issuance under the 2017 ESPP.

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

Performance-based option awards generally have similar terms, with vesting commencing on the date the performance condition is achieved and expire in accordance with the specific terms of the agreement. At June 30, 2020, there were 982,185 performance-based options outstanding and unvested that include options to be granted upon the achievement of certain research and development milestones.

The fair value of options granted during the six months ended June 30, 2020 and 2019 was estimated using the Black-Scholes option valuation model. The inputs for the Black-Scholes option valuation model require management’s significant assumptions and are detailed in the table below. The risk-free interest rates were based on the rate for U.S. Treasury securities at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected life was based on the simplified method in accordance with the SEC Staff Accounting Bulletin No. Topic 14D. The expected volatility was estimated based on historical volatility information of peer companies that are publicly available.

All assumptions used to calculate the grant date fair value of nonemployee options are generally consistent with the assumptions used for options granted to employees. In the event the Company terminates any of its consulting agreements, the unvested options underlying the agreements would also be cancelled.

The Company granted 10,000 and 175,000 stock options to nonemployee consultants for services rendered during the six months ended June 30, 2020 and 2019, respectively. There were 144,375 and 158,939 unvested nonemployee options outstanding as of June 30, 2020, and 2019, respectively. Total expense recognized related to the nonemployee stock options for the three months ended June 30, 2020 and 2019 was $35,000 and $133,000, respectively. Total expense recognized related to the nonemployee stock options for the six months ended June 30, 2020 was $71,000. During the six months ended June 30, 2019, the Company recognized a credit of $18,348 related to the nonemployee stock options including the modification of certain options in connection with the separation and consulting agreement with Dr. During (see Note 11), respectively. Total unrecognized compensation expenses related to the nonemployee stock options was $257,000 as of June 30, 2020. During the six months ended June 30, 2020 and 2019, the Company recognized no expense for nonemployee performance-based option awards.

The Company granted 1,116,860 and 1,690,715 stock options to employees during the six months ended June 30, 2020 and 2019 respectively. There were 4,240,051 and 2,855,165 unvested employee options outstanding as of June 30, 2020, and 2019, respectively. Total expense recognized related to the employee stock options for the three months ended June 30, 2020 and 2019 was $1.5 million and $1.2 million, respectively. Total expense recognized related to the employee stock options for the six months ended June 30, 2020 and 2019 was $2.8 million and $2.8 million, respectively. Total unrecognized compensation expense related to employee stock options was $8.9 million as of June 30, 2020. During the six months ended June 30, 2020 and 2019, the Company recognized $277,000 and 9,000, respectively, in expenses for employee performance-based option awards.

The Company’s stock-based compensation expense was recognized in operating expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$514,761	$509,112	$1,078,899	$1,326,876
General and administrative	1,040,571	742,795	1,779,364	1,567,572
Total	$1,555,332	$1,251,907	$2,858,263	$2,894,448

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options	$1,503,491	$1,216,704	$2,786,662	$2,829,522
Employee Stock Purchase Plan	51,841	35,203	71,601	64,926
Total	$1,555,332	$1,251,907	$2,858,263	$2,894,448

The fair value of employee options granted during the three and six months ended June 30, 2020 and 2019 was estimated by utilizing the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	Weighted Average	Weighted Average	Weighted Average	Weighted Average
Volatility	81.35%	73.91%	78.41%	84.84%
Expected term in years	5.60	6.02	5.96	6.07
Dividend rate	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	0.00%	2.29%	0.01%	2.47%
Fair value of option on grant date	$3.45	$1.21	$2.73	$1.53

The fair value of nonemployee options granted during the three and six months ended June 30, 2020 and 2019 was estimated by utilizing the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	Weighted Average	Weighted Average	Weighted Average	Weighted Average
Volatility	-	73.90%	74.86%	74.56%
Expected term in years	-	5.58	5.38	5.30
Dividend rate	-	0.00%	0.00%	0.00%
Risk-free interest rate	-	2.36%	2.27%	2.37%
Fair value of option on measurement date	-	$1.13	$1.21	$1.07

The following table summarizes the number of options outstanding and the weighted average exercise price:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life in Years	Value
Options outstanding December 31, 2019	7,405,295	$5.82	8.01	$4,488,930
Granted	1,126,860	4.33	9.75
Exercised	(72,035)	2.23	-	$348,070
Forfeited or expired	(234,800)	4.49	-
Options outstanding June 30, 2020	8,225,320	$5.68	7.37	$18,216,766
Vested and exercisable at June 30, 2020	3,840,894	$7.54	5.59	$2,927,265

At June 30, 2020 there was approximately $9.2 million of unamortized share–based compensation expense related to employee and nonemployee grants, which is expected to be recognized over a remaining average vesting period of 2.27 years.

NOTE 8 – INCOME TAXES

The Company did not record a federal or state income tax provision for the periods presented as it has incurred net losses since inception. In addition, the net deferred tax assets generated from the net operating losses have been fully reserved as the Company believes it is not more likely than not that the benefit will be realized.

During the six months ended June 30, 2020, the Company recorded a $500,000 refundable tax credit towards future New York State tax expense as a reduction to operating expenses. The credit was granted under the NYS Life Sciences Research and Development Tax Credit Program.

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

As of June 30, 2020, none of these contingent payments were considered probable.

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

NOTE 10 – COLLABORATION AGREEMENT

Takeda Collaboration

On January 6, 2017, the Company entered into a license and collaboration with Takeda to jointly develop and commercialize the compound TAK-935, which the Company has licensed from Takeda and now refers to as OV935 (soticlestat), in certain territories. Under the Takeda collaboration, the Company is obligated to pay Takeda future payments if and when certain milestones are achieved. Upon the first patient enrollment in the first Phase 3 trial for the first of the initial indications the Company and Takeda are focusing on in the Takeda collaboration, the Company is obligated to issue to Takeda the number of unregistered shares of the Company’s common stock equal to the lesser of (a) 8% of the Company outstanding capital stock (including preferred stock on an as-converted basis) on the issuance date or (b) $50.0 million divided by the applicable share price. The remaining potential global commercial and regulatory milestone payments equal approximately $35.0 million and can be satisfied in cash or unregistered shares of the Company’s common stock at its election, unless certain events occur. In the event a payment settled in shares of the Company’s common stock would cause Takeda to own over 19.99% of the Company’s outstanding capital stock or certain other events occur, such payment must be paid in cash.  None of these potential milestone payments mentioned above are deemed probable at June 30, 2020.

During the six months ended June 30, 2020, the Company recognized a credit in research and development expenses of $1.1 million representing costs to be reimbursed to the Company from Takeda. During the six months ended June 30, 2019, the Company recognized a credit of $2.9 million in research and development expenses representing costs to be reimbursed to the Company from Takeda. During the three months ended June 30, 2020, the Company recognized a credit of $0.8 million in research and development expenses and expenses of $0.2 million in general and administrative representing costs reimbursable to the Company from Takeda. During the three months ended June 30, 2019, the Company recognized a credit of $1.6 million research and development expenses representing costs reimbursed to the Company from Takeda.

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

In May 2020, entities affiliated with Biotechnology Value Fund, L.P. elected to convert an aggregate of 2,256 shares of Series A Preferred Stock owned by such holders into an aggregate of 2,256,000 shares of the Company’s common stock.

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

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	June 30,
	2020	2019
Stock options to purchase common stock	8,225,320	5,916,944
Series A convertible preferred stock	5,506	2,500

NOTE 13 – SUBSEQUENT EVENTS

On July 9, 2020, the Company entered into a collaboration and license agreement (the “Angelini License Agreement”) with Angelini Pharma Rare Diseases AG (“Angelini”), pursuant to which the Company granted to Angelini exclusive rights to develop and commercialize OV101, a selective agonist of the GABAA receptor, for the treatment of Angelman syndrome in the European Economic Area as well as Switzerland, the United Kingdom, Russia and Turkey (the “European Territory”).  The licenses granted to Angelini include sublicenses under the Lundbeck Agreement, as well as licenses under the Company’s patents and know-how covering OV101.  Angelini will be responsible for conducting any clinical trials necessary to obtain regulatory approval for OV101 for Angelman syndrome in the European Territory, and the Company will be responsible for bearing a portion of the costs for such trials.  The Company will also be responsible, at its expense, for the completion of certain ongoing clinical trials for OV101, to the extent applicable to obtaining regulatory approval for OV101 in the European Territory.  Angelini has the exclusive right, at its election, to develop and commercialize OV101 for the treatment of Fragile X Syndrome in the European Territory.  The parties may also mutually agree to pursue additional indications for OV101 in the European Territory, and in such case, Angelini would have the exclusive rights to commercialize in such additional indications. Angelini is required to use commercially reasonable efforts to conduct development activities for OV101, and following regulatory approval, to commercialize OV101 in each approved indication.

In conjunction with the entry into the Angelini License Agreement, the parties entered into a separate supply agreement, pursuant to which the Company will be responsible for supply of OV101 to Angelini for development and commercialization in the European Territory, through its existing supply relationship with Lundbeck.  The Angelini License Agreement also provides for a transfer, at

Angelini’s expense, of the relevant manufacturing technology from the Company and Lundbeck to Angelini, in order to enable Angelini to assume responsibility for its own manufacture and supply of OV101 in the future.

Under the Angelini License Agreement, Angelini made an upfront payment to the Company of $20.0 million.  In addition, Angelini will be required to make milestone payments to the Company upon the completion of the specified components of the technology transfer, and achievement of specified regulatory milestones for OV101 in Angelman syndrome of up to $50.0 million in the aggregate, as well as up to $162.5 million in sales milestone payments for achievement of specified levels of net sales in the European Territory.  In addition, Angelini will be required to pay tiered royalties on net sales by Angelini, its affiliates or sublicensees at double-digit percentages above the teens, subject to certain standard reductions and offsets.  Royalties will be payable on a product-by-product and country-by-country basis until the latest of the expiration of the licensed patents covering such product in such country, the expiration of market exclusivity for such product in such country, and fifteen years from first commercial sale of such product in such country.

Either party may terminate the Angelini License Agreement for an uncured material breach of the other party or in the case of insolvency.  The Company may terminate the Angelini License Agreement if Angelini challenges any of the licensed patents.  Angelini may terminate the Angelini License Agreement for convenience on specified notice periods, which are determined based upon whether the product has been commercially launched in the European Territory.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission (“SEC”) on March 11, 2020. In addition to historical financial information, the following discussion contains forward-looking statements based upon our current plans, expectations and beliefs that involve risks, uncertainties and assumptions. Our actual results may differ materially from those described in or implied by these forward-looking statements because of many factors, including those set forth under the section titled “Risk Factors” in Part II, Item 1A. Such factors may be amplified by the ongoing COVID-19 pandemic and its potential impact on our business and the global economy.

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

Following discussion of the STARS clinical trial with the U.S. Food and Drug Administration (“FDA”) and German regulatory authorities, we designed and initiated a pivotal Phase 3 clinical trial in OV101 for Angelman syndrome in June 2019, which we refer to as the NEPTUNE clinical trial. NEPTUNE is a 12-week, two-arm, double-blind, placebo-controlled trial originally designed with approximately 60 patients aged 4 to 12 years randomized to either once daily, weight-based dose of OV101 or to placebo. Five patients aged 2-3 years will also be enrolled for safety assessments only. The primary endpoint is the change in the overall CGI-I-AS score at 12-weeks versus baseline between the OV101 and placebo groups.  In March 2019, we announced that the first patient had been randomized in NEPTUNE. Due to mandated closures of clinical sites in the U.S., Europe, Israel and Australia in response to the ongoing COVID-19 pandemic, we have experienced delays in the enrollment of the Phase 3 NEPTUNE trial.  In addition, after scientific advice from the European Committee for Medicinal Products for Human Use (CHMP), we have decided to expand the NEPTUNE trial sample size from 60 to 90 participants. The expansion of the trial will allow for the inclusion of a responder analysis of the primary endpoint (CGI-I-AS) specifically requested by the European regulatory authorities. We expect that increasing the trial sample size will enable us to provide additional data to support an EU regulatory filing of OV101 for the treatment of Angelman syndrome. Enrollment was completed for the NEPTUNE trial in the third quarter of 2020, and we expect to report topline data in the fourth quarter of 2020.

Based on the STARS clinical trial data, we also initiated ELARA, an open-label extension trial which enrolled its first patient in February 2019, and enrollment is ongoing.  In June 2019, the European Commission granted OV101 orphan drug designation for the treatment of Angelman syndrome based on the results of the STARS clinical trial.

We also completed a Phase 2 trial evaluating OV101 in adolescent and young male adults with Fragile X syndrome, which we refer to as the ROCKET clinical trial. The trial met its primary objective and OV101 appeared to be well tolerated over 12 weeks of treatment with no serious adverse events reported across all three dose cohorts. OV101 demonstrated a statistically significant effect on secondary behavioral endpoints in the three combined study groups as follows: 26.2% mean improvement in the Aberrant Behavior Checklist for Fragile X (ABC-CFXS) total score from baseline to week 12 (p=0.002); and a 21.6% mean improvement in the Anxiety, Depression and Mood Scale (ADAMS) total score from baseline to week 12 (p=0.004). Statistically significant improvements were also observed across various ABC-FXS and ADAMS subscales. In addition, OV101 demonstrated a statistically significant mean reduction of 0.4 in the Clinical Global Impressions Scale-Severity (CGI-S) total score (p=0.002) from baseline to week 12. These topline results support the continued development of OV101 for the treatment of Fragile X syndrome.

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

OV935 is currently in multiple Phase 2 clinical trials. The FDA has granted orphan drug designation for OV935 for the treatment of Dravet syndrome and LGS.  Ovid and Takeda have two additional clinical trials: a Phase 2 clinical trial in pediatric patients with Dravet syndrome or LGS (ELEKTRA) and a Phase 2 clinical trial in pediatric patients with CDKL5 deficiency disorder or Dup15q syndrome (ARCADE), both of which have completed enrollment.  Further, all study subjects who have completed the ARCADE and ELEKTRA trials have the opportunity to enroll in the ENDYMION trial. As of June 30, 2020, all patients who have completed the Phase 2 ARCADE and ELEKTRA trials have rolled over into the ENDYMION open-label extension study. We plan to report data from ENDYMION in the third quarter of 2020.

In March 2020, we announced initial data from its ongoing exploratory Phase 2 open-label ARCADE study of OV935 in patients with CDKL5 deficiency disorder and Dup15q syndrome. The results from the first 11 patients demonstrated that OV935 was well-tolerated and showed a reduction in seizure frequency compared to baseline levels in a majority of the individual patients. Full results from the Phase 2 ARCADE trial are expected in the third quarter of 2020.

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

We have not generated any revenue and have funded our business primarily through the sale of our capital stock. Through June 30, 2020, we have raised net proceeds of $228.6 million from the sale of common stock and convertible preferred stock. As of June 30, 2020, we had $41.3 million in cash and cash equivalents.  We recorded net losses of $42.6 million and $26.9 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of approximately $255.7 million.

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

Recent Developments

Collaboration and License Agreement with Angelini Pharma Rare Diseases AG

On July 9, 2020, we entered into a Collaboration and License Agreement, or the Angelini License Agreement, with Angelini Pharma Rare Diseases AG, or Angelini, pursuant to which we granted to Angelini exclusive rights to develop and commercialize OV101 in the European Economic Area as well as Switzerland, the United Kingdom, Russia and Turkey, or the European Territory.  The licenses granted to Angelini include sublicenses under our existing license agreement with H. Lundbeck A/S, or

Lundbeck, as well as licenses under our patents and know-how covering OV101.  Angelini will be responsible for conducting any clinical trials necessary to obtain regulatory approval for OV101 for Angelman syndrome in the European Territory, and we will be responsible for bearing a portion of the costs for such trials.  We will also be responsible, at our expense, for the completion of certain ongoing clinical trials for OV101, to the extent applicable to obtaining regulatory approval for OV101 in the European Territory.  Angelini has the exclusive right, at its election, to develop and commercialize OV101 for the treatment of Fragile X Syndrome in the European Territory.  We and Angelini may also mutually agree to pursue additional indications for OV101 in the European Territory, and in such case, Angelini would have the exclusive rights to commercialize in such additional indications. Angelini is required to use commercially reasonable efforts to conduct development activities for OV101, and following regulatory approval, to commercialize OV101 in each approved indication.

In conjunction with the entry into the Angelini License Agreement, We and Angelini entered into a separate supply agreement, pursuant to which we will be responsible for supply of OV101 to Angelini for development and commercialization in the European Territory, through our existing supply relationship with Lundbeck.  The Angelini License Agreement also provides for a transfer, at Angelini’s expense, of the relevant manufacturing technology from us and Lundbeck to Angelini, in order to enable Angelini to assume responsibility for its own manufacture and supply of OV101 in the future.

Under the Angelini License Agreement, Angelini made an upfront payment to us of $20.0 million.  In addition, Angelini will be required to make milestone payments to us upon the completion of the specified components of the technology transfer, and achievement of specified regulatory milestones for OV101 in Angelman syndrome of up to $50.0 million in the aggregate, as well as up to $162.5 million in sales milestone payments for achievement of specified levels of net sales in the European Territory.  Angelini also will be required to pay tiered royalties on net sales by Angelini, its affiliates or sublicensees at double-digit percentages above the teens, subject to certain standard reductions and offsets.  Royalties will be payable on a product-by-product and country-by-country basis until the latest of the expiration of the licensed patents covering such product in such country, the expiration of market exclusivity for such product in such country, and fifteen years from first commercial sale of such product in such country.

Either party may terminate the Angelini License Agreement for the uncured material breach of the other party or in the case of insolvency.  We may terminate the Angelini License Agreement if Angelini challenges any of the licensed patents.  Angelini may terminate the Angelini License Agreement for convenience on specified notice periods, which are determined based upon whether the product has been commercially launched in the European Territory.

License Agreement with the University of Connecticut

On July 22, 2020, we entered into a license agreement (the “UConn License”) with the University of Connecticut (“UConn”), pursuant to which we licensed from UCONN certain intellectual property to accelerate the development of a next-generation short hairpin RNA (shRNA)-based therapeutic for the treatment of Angelman syndrome and potentially other indications. We will work closely with UConn’s Stormy J. Chamberlain, Ph.D., and gain exclusive access to identified genetic sequences for a shRNA-based therapeutic for potential future use alone or in combination with OV101 in Angelman syndrome.

Rare Disease Designation for OV101

On June 19, 2020, we announced that the FDA has granted Rare Pediatric Disease Designation to OV101 for the treatment of Angelman syndrome.

COVID-19 Update

We have implemented business continuity plans designed to address and mitigate the impact of the ongoing COVID-19 pandemic on our employees and our business. We continue to operate normally with the exception of enabling all of our employees to work productively at home and abiding by travel restrictions issued by federal and local governments. Our current plans to return to the office remain fluid as federal, state and local guidelines, rules and regulations continue to evolve. We have seen limited impact on our fully enrolled Phase 2 ELEKTRA trial in Dravet syndrome and Lennox-Gastaut syndrome and remain on track to announce data in the third quarter of 2020. We also continue to expect to report topline data from the pivotal Phase 3 NEPTUNE trial in the fourth quarter of 2020.

Financial Operations Overview

Revenue

We have not generated any revenue from commercial drug sales and do not expect to generate any revenue unless or until we obtain regulatory approval of and commercialize one or more of our current or future drug candidates. In the future, we may also seek to generate revenue from a combination of research and development payments, license fees and other upfront or milestone payments including under the Angelini License Agreement.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

The following table summarizes the results of our operations for the periods indicated:

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2020	2019	Change
	(in thousands)
Research and development	$16,033	$9,117	$6,915
General and administrative	7,109	4,205	2,904
Total operating expenses	23,142	13,322	9,819
Loss from operations	(23,142)	(13,322)	(9,819)
Interest income	590	265	325
Net loss	$(22,551)	$(13,057)	$(9,494)

Research and Development Expenses

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2020	2019	Change
	(in thousands)
Preclinical and development expense	$11,497	$5,723	$5,774
Payroll and payroll-related expenses	3,664	2,446	1,218
Other expenses	872	948	(76)
Total research and development	$16,033	$9,117	$6,916

Research and development expenses were $16.0 million for the three months ended June 30, 2020 compared to $9.1 million for the three months ended June 30, 2019. The increase of $6.9 million included an increase in preclinical and development expenses and payroll and payroll-related expenses for the clinical studies of OV101 and our Takeda collaboration expenses related to OV935. During the three months ended June 30, 2020, total research and development expenses consisted of $11.5 million in preclinical and development expenses, including a credit of $0.8 million representing costs to be reimbursed to us from Takeda in respect of the Takeda collaboration, $3.7 million in payroll and payroll-related expenses, of which $0.5 million related to stock-based compensation, and $0.9 million in other expenses. During the three months ended June 30, 2019, total research and development expenses consisted of $5.7 million in preclinical and development expenses, including a credit of $1.6 million representing costs to be reimbursed to us from Takeda in respect of the Takeda collaboration, $2.4 million in payroll and payroll-related expenses, of which $0.5 million related to stock-based compensation, and $0.9 million in other expenses.

General and Administrative Expenses

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2020	2019	Change
	(in thousands)
Payroll and payroll-related expenses	$2,937	$2,262	$675
Legal and professional fees	3,169	1,127	2,042
General office expenses	1,003	816	187
Total general and administrative	$7,109	$4,205	$2,904

General and administrative expenses were $7.1 million for the three months ended June 30, 2020 compared to $4.2 million for the three months ended June 30, 2019. The increase of $2.9 million was primarily due to an increase in legal fees, compliance and pre-commercialization expenses and professional fees of $2.0 million, an increase in payroll and payroll-related expenses $0.7 million, and an increase in general office expenses of $0.2 million.

Interest Income

Interest income was $0.6 million for the three months ended June 30, 2020 and $0.3 million for the three months ended June 30, 2019.

Comparison of the Six Months Ended June 30, 2020 and 2019

The following table summarizes the results of our operations for the periods indicated:

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2020	2019	Change
	(in thousands)
Research and development	$30,658	$18,455	$12,203
General and administrative	12,778	8,921	3,857
Total operating expenses	43,436	27,376	16,060
Loss from operations	(43,436)	(27,376)	(16,060)
Interest income	855	518	337
Net loss	$(42,581)	$(26,858)	$(15,723)

Research and Development Expenses

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2020	2019	Change
	(in thousands)
Preclinical and development expense	$21,249	$10,734	$10,515
Payroll and payroll-related expenses	7,586	5,770	1,816
Other expenses	1,823	1,951	(128)
Total research and development	$30,658	$18,455	$12,203

Research and development expenses were $30.7 million for the six months ended June 30, 2020 compared to $18.5 million for the six months ended June 30, 2019. The increase of $12.2 million included an increase in preclinical and development expenses and payroll and payroll-related expenses for the clinical studies of OV101 and our Takeda collaboration expenses related to OV935. During the six months ended June 30, 2020, total research and development expenses consisted of $21.2 million in preclinical and development expenses, including a credit of $1.1 million representing costs to be reimbursed to us from Takeda in respect of the Takeda collaboration, $7.6 million in payroll and payroll-related expenses, of which $1.1 million related to stock-based compensation, and $1.8 million in other expenses. During the six months ended June 30, 2019, total research and development expenses consisted of $10.7 million in preclinical and development expenses, including a credit of $2.9 million representing costs to be reimbursed to us from Takeda in respect of the Takeda collaboration, $5.8 million in payroll and payroll-related expenses, of which $1.3 million related to stock-based compensation, and $2.0 million in other expenses.

General and Administrative Expenses

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2020	2019	Change
	(in thousands)
Payroll and payroll-related expenses	$5,717	$5,278	$439
Legal and professional fees	5,101	2,213	2,888
General office expenses	1,960	1,430	530
Total general and administrative	$12,778	$8,921	$3,857

General and administrative expenses were $12.8 million for the six months ended June 30, 2020 compared to $8.9 million for the six months ended June 30, 2019. The increase of $3.9 million was primarily due to an increase in legal fees, compliance and pre-commercialization expenses and professional fees of $2.9 million, an increase in general office expenses of $0.5 million, and an increase in payroll and payroll-related expenses of $0.4 million.

Interest Income

Interest income was $0.9 million for the six months ended June 30, 2020 and $0.5 million for the six months ended June 30, 2019.

Liquidity and Capital Resources

Overview

As of June 30, 2020, we had total cash and cash equivalents of $41.3 million as compared to $76.7 million of cash, cash equivalents and short-term investments as of December 31, 2019. The $35.4 million decrease in total cash, cash equivalents and short-term investments was due primarily to the net loss of $42.6 million for the six months ended June 30, 2020.

On July 9, 2020, we entered into the Angelini License Agreement with Angelini, pursuant to which we granted to Angelini exclusive rights to develop and commercialize OV101 in the European Territory.  Under the Angelini License Agreement, Angelini made an upfront payment to the Company of $20.0 million. In addition, Angelini will be required to make milestone payments to us upon the completion of the specified components of the technology transfer, and achievement of specified regulatory milestones for OV101 in Angelman syndrome of up to $50.0 million in the aggregate, as well as up to $162.5 million in sales milestone payments for achievement of specified levels of net sales in the European Territory.  Angelini also will be required to pay tiered royalties on net sales by Angelini, its affiliates or sublicensees at double-digit percentages above the teens, subject to certain standard reductions and offsets.

Similar to other development stage biotechnology companies, we have not generated any revenue since inception.  We have incurred losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the next several years. We incurred net losses of approximately $42.6 million and $26.9 million for the six months ended June 30, 2020 and 2019, respectively. These losses are expected to continue for an extended period of time.  As of June 30, 2020, we had an accumulated deficit of approximately $255.7 million and working capital of $29.5 million.

Management has identified certain conditions or events, which, considered in the aggregate, could raise substantial doubt about our ability to continue as a going concern including the risk that we will be unable to raise adequate additional capital to fund its operations through at least the next 12 months from the date of filing of the this Quarterly Report on Form 10-Q. Management believes it has a number of mitigating actions it can pursue, including (i) implementing cost cutting measures; (ii) managing our capital expenditures; and (iii) additional cash received from collaboration and license agreements, in order to generate additional liquidity. The Company’s management believes that these actions alleviate the substantial doubt referred to above and therefore have concluded that the Company remains a going concern.

Our plans to alleviate the substantial doubt about our ability to continue as a going concern may not be successful. The failure to raise capital as and when needed could have a negative impact on our financial condition and ability to pursue our business strategy.  If we are unable to raise capital, we may be required to delay, reduce the scope of or eliminate research and development programs, or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain drug candidates that we might otherwise seek to develop or commercialize independently.

We plan to finance our cash needs through either equity offerings, debt financings, collaborations, strategic alliances, or licensing agreements or a combination of any such transactions. To the extent that we raise additional capital through future equity offerings or debt financings, ownership interests may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt and equity financings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. There can be no assurance that such financings will be obtained on terms acceptable to us, if at all. The ongoing COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets.  If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations. If we raise additional funds through collaborations, strategic alliances or licensing agreements with third parties for one or more of our current or future drug candidates, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates or to grant licenses on terms that may not be favorable to us. Our failure to raise capital as and when needed would have a material adverse effect on our financial condition and our ability to pursue our business strategy.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$(35,605)	$(24,708)
Investing activities	34,777	4,986
Financing activities	185	30,594
Net (decrease) increase in cash and cash equivalents	$(643)	$10,872

Net Cash Used in Operating Activities

Net cash used in operating activities was $35.6 million for the six months ended June 30, 2020, which consisted of net losses of $42.6 million offset by a net of $7.0 million of non-cash charges and indirect cash changes, primarily related to the $2.9 million of stock-based compensation expense. Net cash used in operating activities was $24.7 million for the six months ended June 30, 2019, which consisted of net losses of $26.9 million offset by $2.1 million of non-cash charges and indirect cash changes, primarily related to $2.9 million of stock-based compensation expense.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $34.8 million for the six months ended June 30, 2020, compared to $5.0 million of net cash provided by investing activities for the six months ended June 30, 2019. The change in net cash provided by investing activities was primarily due to the maturities of short-term investments during the six months ended June 30, 2020 compared to maturities during the six months ended June 30, 2019.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $0.2 million for the six months ended June 30, 2020 was primarily due to purchases of shares under the 2017 employee stock purchase plan and proceeds from the exercise of stock options, offset by expenses related to our ATM program. Net cash provided by financing activities of $30.6 million for the six months ended June 30, 2019 was primarily due to the net proceeds from the February 2019 Offering.

Contractual Obligations and Commitments

As of June 30, 2020, we had no material contractual obligations or commitments. We had no long-term debt or capital leases and no material non-cancelable purchase commitments with service providers, as we have generally contracted on a cancelable, purchase order basis. We excluded any potential contingent payments upon the achievement by us of clinical, regulatory and commercial events, as applicable, or royalty payments that we may be required to make under license agreements we have entered into with various entities pursuant to which we have in-licensed certain intellectual property as contractual obligations or commitments, including agreements with H. Lundbeck A/S, Northwestern, and our Takeda license agreement. Pursuant to these license agreements, we have agreed to make milestone payments up to an aggregate of $279.3 million upon the achievement of certain development, regulatory and sales milestones. We excluded these contingent payments given that the timing, probability, and amount, if any, of such payments cannot be reasonably estimated at this time.

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

During the six months ended June 30, 2020, there were no material changes to our critical accounting policies as reported for the year ended December 31, 2019 as part of our Annual Report on Form 10-K, which was filed with the SEC on March 11, 2020.  In addition, see Note 2 of our Condensed Consolidated Financial Statements under the heading “Recent Accounting Pronouncements” for new accounting pronouncements or changes to the accounting pronouncements during the six months ended June 30, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. As of June 30, 2020, we had cash and cash equivalents of $41.3 million that were held in an interest-bearing money market account. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and short-term investments and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in institutional market funds that are comprised of U.S. Treasury and U.S. Treasury-backed repurchase agreements as well as treasury notes and high quality short-term corporate bonds.

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

As of June 30, 2020, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

Since inception in April 2014, we have incurred significant operating losses. Our net loss was $42.6 million for the six months ended June 30, 2020. As of June 30, 2020, we had an accumulated deficit of $255.7 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our drug candidates, as well as hiring employees and building our infrastructure. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

•	continue the ongoing and planned preclinical and clinical development of our drug candidates;
•	continue to build a portfolio of drug candidates through the acquisition or in-license of drugs, drug candidates or technologies;
•	initiate preclinical studies and clinical trials for any additional drug candidates that we may pursue in the future;
•	experience further delays in our preclinical studies and clinical trials due to the ongoing COVID-19 pandemic;
•	seek marketing approvals for our current and future drug candidates that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure to commercialize any drug candidate for which we may obtain marketing approval;
•	develop, maintain, expand and protect our intellectual property portfolio;
•	implement operational, financial and management systems; and
•	attract, hire and retain additional administrative, clinical, regulatory and scientific personnel.

We believe that our existing cash and cash equivalents will be sufficient to fund our current and planned operations through the 12 months following the date of this quarterly report on Form 10-Q.

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

As of June 30, 2020, our cash and cash equivalents was $41.3 million. We believe that our existing cash and cash equivalents will be sufficient to fund our current and planned operations through the 12 months following the filing date of this quarterly report on Form 10-Q.

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

Debt and equity financings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as redeeming our shares, making investments, issuing additional equity, incurring additional debt, making capital expenditures, declaring dividends or placing limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could negatively impact our ability to conduct our business. If we raise additional capital through future collaborations, strategic alliances or third-party licensing arrangements, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. For example, on July 9, 2020, we entered into a collaboration and license agreement (the “Angelini License Agreement”) with Angelini Pharma Rare Diseases AG, pursuant to which we granted to Angelini exclusive rights to develop and commercialize OV101 in the European Economic Area as well as Switzerland, the United Kingdom, Russia and Turkey.  The licenses granted to Angelini include sublicenses under our existing license agreement with H. Lundbeck A/S (“Lundbeck”), as well as licenses under our patents and know-how covering OV101.

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

We acquired rights to OV101, pursuant to a license agreement with Lundbeck in March 2015 (the “Lundbeck Agreement”), as amended on May 10, 2019. Under the Lundbeck Agreement, as amended, we are subject to significant obligations, including payment obligations upon achievement of specified milestones and royalties on drug sales, as well as other material obligations. We are obligated to pay Lundbeck milestone payments up to an aggregate of $189.0 million upon the achievement of certain development, regulatory and sales milestone events. In addition, we are obligated to pay Lundbeck tiered royalties based on net sales of OV101. If these payments become due under the terms of the Lundbeck agreement, we may not have sufficient funds available to meet our obligations and our development efforts may be harmed.

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

Risks Related to the Development and Commercialization of Our Drug Candidates

Our future success is dependent on the successful clinical development, regulatory approval and commercialization of our current and future drug candidates. If we, or our licensees, are not able to obtain required regulatory approvals, we will not be able to commercialize our drug candidates, and our ability to generate revenue will be adversely affected.

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

Even if we obtain approval from the FDA and comparable foreign regulatory authorities for our current and future drug candidates, any approval might contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval, or any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development of that drug candidate or any other drug candidate that we may in-license, develop or acquire in the future.  In certain circumstances, including under our license agreement with Angelini for OV101, our third-party licensees are responsible for obtaining regulatory approvals in the countries covered by the license, and we are dependent on their efforts in order to achieve the necessary approvals in order to commercialize our products.  If Angelini, or any future licensees fail to perform their obligations to develop and obtain regulatory approvals for the licensed products, we may not be able to commercialize our products in the affected countries, or our ability to do so may be substantially delayed.

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

Interim topline and preliminary results from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures, which could result in material changes in the final data.

From time to time, we have and may in the future publish or report preliminary or interim data from our clinical trials, such as the initial data we announced from the ENDYMION open label extension trial for OV935 in September 2019, which involved data from the first six patients enrolled in that extension trial which showed promising signs of efficacy over the treatment period. Preliminary or interim data from our clinical trials and those of our partners may not be indicative of the final results of the trial and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and/or more patient data become available. Preliminary or topline results also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published or reported. As a result, preliminary or interim data should be considered carefully and with caution until final data are available. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

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

We intend to seek a broad indication for OV101 to treat Angelman syndrome. However, Angelman syndrome is characterized by a variety of signs and symptoms, such as delayed development, intellectual disability, severe speech impairment, problems with movement and balance, seizures, sleep disorders and anxiety. In order to obtain a broad indication for treatment of Angelman syndrome from the FDA, we may need to demonstrate efficacy on several of the key symptoms of Angelman syndrome. If we fail to do so, our clinical development may be delayed and/or our label may be limited. Based on feedback from the FDA, we developed acceptable endpoints and obtained the FDA’s agreement before initiating the Phase 3 NEPTUNE trial. For Europe, based on an on-going dialogue with European regulatory authorities, we have increased enrollment in the NEPTUNE study from 60 to 90 patients to allow for inclusion of a responder analysis of the primary endpoint (CGI-I-AS), which has been specifically requested by the European regulatory authorities. We may experience delays in finishing the NEPTUNE trial and ultimately our ability to gain approval for OV101.

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

Although the FDA has granted Rare Pediatric Disease Designation for OV101 for the treatment of Angelman Syndrome, an NDA for OV101, if approved, may not meet the eligibility criteria for a priority review voucher.

Rare Pediatric Disease Designation has been granted for OV101 for the treatment of Angelman Syndrome. In 2012, Congress authorized the FDA to award priority review vouchers to sponsors of certain rare pediatric disease product applications. This provision is designed to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases. Specifically, under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease drug product receiving a priority review voucher may transfer (including by sale) the voucher to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application. The FDA may also revoke any priority review voucher if the rare pediatric disease drug for which the voucher was awarded is not marketed in the U.S. within one year following the date of approval. For the purposes of this program, a “rare pediatric disease” is a (a) serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years, including age groups often called neonates, infants, children, and adolescents; and (b) rare disease or conditions within the meaning of the Orphan Drug Act. Congress has only authorized the Rare

Pediatric Disease Priority Review Voucher program until September 30, 2020. However, if a drug candidate receives Rare Pediatric Disease Designation before October 1, 2020, it is eligible to receive a voucher if it is approved before October 1, 2022.

However, OV101 for the treatment of Angelman Syndrome may not be approved by that date, or at all, and, therefore, we may not be in a position to obtain a priority review voucher prior to expiration of the program, unless Congress further reauthorizes the program. Additionally, designation of a drug for a rare pediatric disease does not guarantee that an NDA will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Finally, a Rare Pediatric Disease Designation does not lead to faster development or regulatory review of the product, or increase the likelihood that it will receive marketing approval. We may or may not realize any benefit from receiving designation or a voucher.

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

We are dependent on our relationship with Angelini for the development and commercialization of OV101 in European Economic Area as well as Switzerland, the United Kingdom, Russia and Turkey. Any disruption in our relationship with Angelini could lead to delays in the development and achievement of regulatory approval in these countries, which would materially harm our business.

Under our license agreement with Angelini, Angelini obtained exclusive rights to develop and commercialize OV101 in the European Economic Area as well as Switzerland, the United Kingdom, Russia and Turkey. The development and commercialization of OV101 is highly dependent upon our relationship with Angelini, and on Angelini’s performance of its obligations under the agreement, including with respect to the preparation and submission of applications for marketing approval in Europe and the other licensed countries. If for any reason Angelini fails to perform its obligations, we may not be able to achieve regulatory approval for OV101 in the licensed countries, or may be materially delayed in doing so, and our business would be adversely affected.

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

Approval of a drug candidate in the United States by the FDA does not ensure approval of such drug candidate by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Sales of our current and future drug candidates outside of the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval. Even if the FDA grants marketing approval for a drug candidate, comparable regulatory authorities of foreign countries also must approve the manufacturing and marketing of the drug candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and more onerous than, those in the United States, including additional preclinical studies or clinical trials. In many countries outside the United States, a drug candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for any drug candidates, if approved, is also subject to approval. Obtaining approval for our current and future drug candidates in the European Union from the European Commission following the opinion of the EMA, if we choose to submit a marketing authorization application there, would be a lengthy and expensive process. Even if a drug candidate is approved, the FDA or the European Commission, as the case may be, may limit the indications for which the drug may be marketed, require extensive warnings on the drug labeling or require expensive and time-consuming additional clinical trials or reporting as conditions of approval. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our current and future drug candidates in certain countries.  In certain cases, including under our license with Angelini, which covers the European Economic Area as well as Switzerland, the United Kingdom, Russia and Turkey, we are dependent on third parties to obtain such foreign regulatory approvals, and any delay or failure of performance of such third parties could delay or prevent our ability to commercialize our products in the affected countries. Due to the ongoing COVID-19 pandemic, it is possible that we could experience delays in the timing of our interactions with regulatory authorities due to absenteeism by governmental employees, inability to conduct planned physical inspections related to regulatory approval, or the diversion of regulatory authority efforts and attention to approval of other therapeutics or other activities related to COVID-19, which could delay anticipated approval decisions and otherwise delay or limit our ability to make planned regulatory submissions or obtain new product approvals.

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

•

state and foreign law equivalents of each of the above federal laws, state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and/or information regarding drug pricing, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or to adopt compliance programs as prescribed by state laws and regulations, or that otherwise restrict payments that may be made to healthcare providers, state laws and regulations that require drug manufacturers to file reports relating to drug pricing and marketing information, and state and local laws that require the registration of pharmaceutical sales representatives; and

•

state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

There remain judicial, Congressional and executive branch challenges to certain aspects of the PPACA, and we expect there will be additional challenges and amendments to the PPACA in the future. Since January 2017, President Trump has signed Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA.  Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the PPACA such as removing penalties, starting January 1, 2019, for not complying with the PPACA’s individual mandate to carry health insurance, delaying the implementation of certain PPACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D.  Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall. It is unclear how such litigation and other efforts to repeal and replace the PPACA will impact the PPACA and our business.

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

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products.  For example, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases.  Moreover, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. On July 24, 2020, President Trump announced four executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals, including a policy that would tie Medicare Part B drug prices to international drug prices; one that directs the U.S. Department of Health and Human Services (“HHS”) to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for plans, pharmacies, and pharmaceutical benefit managers; and one that reduces costs of insulin and EpiPen’s to patients of federally qualified health centers. Although some of these and other measures may require additional authorization to become effective, Congress and the Trump administration have indicated that they will continue to seek new legislative and/or administrative measures to control drug costs.

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

It is possible that additional governmental action is taken to address the ongoing COVID-19 pandemic. For example, on April 18, 2020, CMS announced that Qualified Health Plan issuers under the ACA may suspend activities related to the collection and reporting of quality data that would have otherwise been reported between May and June 2020 given the challenges healthcare providers are facing responding to the COVID-19 virus.

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

The ongoing COVID-19 pandemic has resulted in travel and other restrictions in order to reduce the spread of the disease, including state and local orders across the country, which, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, and order cessation of non-essential travel. In response to these public health directives and orders, we have implemented work-from-home policies for all employees. Our current plans to return to the office remain fluid as federal, state and local guidelines, rules and regulations continue to evolve. The effects of the executive orders, the shelter-in-place orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

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

In addition, our clinical trials may be affected by the COVID-19 pandemic. For example, prior to reaching full enrollment of our Phase 3 NEPTUNE trial in Angelman syndrome, we had experienced delays in enrollment as a result of mandated closures of investigational sites in response to the COIVD-19 pandemic. Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Some patients may not be willing or able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 and adversely impact our clinical trial operations. As a result of the COVID-19 pandemic, we have faced and may to continue face delays in meeting our anticipated timelines for our ongoing and planned clinical trials.

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

As of June 30, 2020, we had 60 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day operations and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational inefficiencies, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future drug candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance, our ability to commercialize drug candidates, develop a scalable infrastructure and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance future cash needs through public or private equity or debt offerings. In June 2018, we filed a shelf registration statement on Form S-3 (Registration No. 333-225391) that allows us to sell up to an aggregate of $200 million of our common stock, which includes up to $50.0 million designated in the prospectus supplement for an at-the-market (“ATM”) offering program. As of June 30, 2020, we have $107.0 million available under our shelf registration statement, including $27.0 million available pursuant to our ATM program. Financing activities may have an adverse impact on our stockholders’ rights as well as on our operations, and such additional funding may not be available on reasonable terms, if at all. If we raise additional funds through the issuance of additional debt or equity securities, it may result in dilution to our existing stockholders and/or increased fixed payment obligations. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations and potentially impair our competitiveness, such as redeeming our shares, making investments, issuing additional equity, limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, if we seek funds through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us. Any of these events could significantly harm our business, financial condition and prospects.

You will be diluted by any conversions of outstanding Series A convertible preferred stock and exercises of outstanding options.

As of June 30, 2020, we had outstanding options to purchase an aggregate of 8,225,320 shares of our common stock at a weighted average exercise price of  $5.68 per share and 5,506,000 shares of common stock issuable upon conversion of outstanding Series A convertible preferred stock for no additional consideration. Such Series A convertible preferred stock is convertible any time at the option of the holder thereof subject to the beneficial ownership limitations described in Note 6 to the financial statements contained in this Quarterly Report on Form 10-Q.

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

Based upon our shares of our common stock outstanding as of August 3, 2020, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 59% of our outstanding common stock.

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

OVID THERAPEUTICS INC.

Date: August 10, 2020	By:	/s/ Jeremy M. Levin
Jeremy M. Levin
Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2020	By:	/s/ Timothy Daly
Timothy Daly
Executive Vice President, Finance, Corporate Controller & Treasurer (Principal Financial and Accounting Officer)