Form 10-Q
period 2020-09-30
Ovid Therapeutics Inc.
filed 2020-11-13
CIK 1636651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 5, 2020, the registrant had 63,435,222 shares of common stock, $0.001 par value per share, outstanding.

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

You should not rely upon forward-looking statements as predictions of future events.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we are under no duty to update or revise any of the forward-looking statements, whether because of new information, future events or otherwise, after the date of this report. A summary of selected risks associated with our business are set forth below.

Summary of Selected Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties, including those discussed at length in the section titled “Risk Factors.” These risks include, among others, the following:

•	We have incurred significant operating losses since inception and expect to continue to incur substantial operating losses for the foreseeable future.
•	We have never generated any revenue from drug sales. Our operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.
•

We will require additional capital to finance our operations, which may not be available on acceptable terms, if at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate certain of our drug development efforts or other operations.

•

Our future success is dependent on the successful clinical development, regulatory approval and commercialization of our current and future drug candidates. If we, or our licensees, are not able to obtain required regulatory approvals, we will not be able to commercialize our drug candidates, and our ability to generate revenue will be adversely affected.

•

Because the results of preclinical studies or earlier clinical trials are not necessarily predictive of future results, our drug candidates may not have favorable results in planned or future preclinical studies or clinical trials, or may not receive regulatory approval.

•

Interim topline and preliminary results from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures, which could result in material changes in the final data.

ii

•	We may encounter substantial delays in our clinical trials or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.
•

Angelman syndrome has no treatments approved by the U.S. Food and Drug Administration, and the primary clinical endpoint, CGI-I-AS, has not previously been used as a sole primary endpoint in a pivotal clinical trial.

•	If we are not successful in discovering, developing and commercializing additional drug candidates, our ability to expand our business and achieve our strategic objectives would be impaired.
•

Our drug candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial potential or result in significant negative consequences following any potential marketing approval.

•

Even if our current or future drug candidates receive marketing approval, they may fail to achieve market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success.

•

If we are unable to establish sales and marketing capabilities, or enter into agreements with third parties to market and sell our current or any future drug candidates, we may be unable to generate any revenue from drug sales.

•

We are heavily dependent on our relationship with Takeda Pharmaceutical Company Limited (“Takeda”) for the development and commercialization of OV935. Any disruption in our relationship with Takeda could lead to delays in, or the termination of, the development of OV935, which would materially harm our business.

•

We are dependent on our relationship with Angelini Pharma Rare Diseases AG (“Angelini”) for the development and commercialization of OV101 in the European Economic Area as well as Switzerland, the United Kingdom, Russia and Turkey. Any disruption in our relationship with Angelini could lead to delays in the development and achievement of regulatory approval in these countries, which would materially harm our business.

•	We may be required to make significant payments in connection with our licenses of OV101 from H. Lundbeck A/S and OV935 from Takeda.
•

Our relationships with customers, physicians, and third-party payors may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

•	Coverage and adequate reimbursement may not be available for our current or any future drug candidates, which could make it difficult for us to sell profitably, if approved.
•

If we are unable to obtain and maintain patent protection for our current or any future drug candidates, or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.

•	We may be involved in lawsuits to protect or enforce our patents, the patents of our licensors or our other intellectual property rights, which could be expensive, time consuming and unsuccessful.
•	We do not have our own manufacturing capabilities and will rely on third parties to produce clinical and commercial supplies of our current and any future drug candidates.
•

We intend to rely on third parties to conduct, supervise and monitor our preclinical studies and clinical trials, and if those third parties perform in an unsatisfactory manner, it may harm our business.

•	COVID-19 could adversely impact our business, including our clinical trials and access to capital.
•	We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.
•	We may be subject to numerous and varying privacy and security laws, and our failure to comply could result in penalties and reputational damage.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

OVID THERAPEUTICS INC.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2020	2019
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$86,866,275	$41,897,144
Short-term investments	-	34,841,969
Related party receivable	648,995	1,131,146
Prepaid expenses and other current assets	2,831,564	1,942,933
Total current assets	90,346,834	79,813,192

Long-term prepaid expenses	599,046	359,539
Security deposit	154,376	135,390
Property and equipment, net	137,799	68,363
Other assets	360,961	467,247
Total assets	$91,599,016	$80,843,731

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,161,801	$3,256,098
Accrued expenses	11,420,475	7,266,706
Deferred revenue, current	3,150,454	-
Related party payable	226,536	10,804
Total current liabilities	17,959,266	10,533,608
Deferred revenue, net of current portion	9,935,512	-
Related party payable - noncurrent	61,200	286,562
Total liabilities	27,955,978	10,820,170

Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; Series A convertible preferred stock, 10,000 shares designated, 5,506 and 7,762 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	$6	$8
Common stock, $0.001 par value; 125,000,000 shares authorized; 63,435,222 and 54,710,322 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	63,435	54,711
Additional paid-in-capital	335,742,193	283,122,894
Accumulated other comprehensive gain	-	2,469
Accumulated deficit	(272,162,596)	(213,156,521)
Total stockholders' equity	63,643,038	70,023,561
Total liabilities and stockholders' equity	$91,599,016	$80,843,731

See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
License revenue	$6,914,034	$—	$6,914,034	$—
Operating expenses:
Research and development	$15,875,295	$11,597,633	$46,533,610	$30,052,432
General and administrative	7,442,401	5,168,103	20,220,160	14,089,106
Total operating expenses	23,317,696	16,765,736	66,753,770	44,141,538
Loss from operations	(16,403,662)	(16,765,736)	(59,839,736)	(44,141,538)
Other (expense) income, net	(21,127)	131,164	833,661	649,504
Net loss	$(16,424,789)	$(16,634,572)	$(59,006,075)	$(43,492,034)
Net loss attributable to common stockholders	$(16,424,789)	$(16,634,572)	$(59,006,075)	$(43,492,034)
Net loss per share attributable to common stockholders, basic and diluted	$(0.28)	$(0.43)	$(1.04)	$(1.21)
Weighted-average common shares outstanding basic and diluted	59,406,215	38,504,825	56,586,640	35,872,441

See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(16,424,789)	$(16,634,572)	$(59,006,075)	$(43,492,034)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	-	-	(2,469)	1,829
Comprehensive loss	$(16,424,789)	$(16,634,572)	$(59,008,544)	$(43,490,205)

See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2019	7,762	$8	54,710,322	$54,711	$283,122,894	$2,469	$(213,156,521)	$70,023,561
ATM offering costs	-	-	-	-	2,053	-	-	2,053
Stock-based compensation expense	-	-	-	-	1,302,931	-	-	1,302,931
Issuance of common stock from employee stock purchase plan	-	-	43,743	43	83,067	-	-	83,110
Other comprehensive income	-	-	-	-	-	63,235	-	63,235
Net loss	-	-	-	-	-	-	(20,030,090)	(20,030,090)
Balance, March 31, 2020	7,762	8	54,754,065	54,754	284,510,945	65,704	(233,186,611)	51,444,800
ATM offering costs	-	-	-	-	(61,260)	-	-	(61,260)
Conversion of series A convertible preferred stock to common stock	(2,256)	(2)	2,256,000	2,256	(2,254)	-	-	-
Stock-based compensation expense	-	-	-	-	1,555,332	-	-	1,555,332
Issuance of common stock from exercise of stock options	-	-	72,035	72	160,870	-	-	160,942
Other comprehensive loss	-	-	-	-	-	(65,704)	-	(65,704)
Net loss	-	-	-	-	-	-	(22,551,196)	(22,551,196)
Balance, June 30, 2020	5,506	6	57,082,100	57,082	286,163,633	-	(255,737,807)	30,482,914
Stock-based compensation expense	-	-	-	-	2,616,241	-	-	2,616,241
Proceeds from August 2020 Offering, net of underwriting costs and commissions	-	-	6,250,000	6,250	46,725,185	-	-	46,731,435
Issuance of common stock from employee stock purchase plan	-	-	61,721	62	120,294			120,356
Issuance of common stock from exercise of stock options	-	-	41,401	41	116,840	-	-	116,881
Net loss	-	-	-	-	-	-	(16,424,789)	(16,424,789)
Balance, September 30, 2020	5,506	$6	63,435,222	$63,435	$335,742,193	$-	$(272,162,596)	$63,643,038

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2018	-	$-	24,654,114	$24,654	$191,477,598	$(1,829)	$(152,695,278)	$38,805,145
Proceeds from February 2019 Offering, net of underwriting costs and commissions	2,500	3	13,993,778	13,994	30,508,031	-	-	30,522,028
Stock-based compensation expense	-	-	-	-	1,642,540	-	-	1,642,540
Issuance of common stock from employee stock purchase plan	-	-	45,126	45	73,059	-	-	73,104
Other comprehensive income	-	-	-	-	-	3,179	-	3,179
Net loss	-	-	-	-	-	-	(13,800,195)	(13,800,195)
Balance, March 31, 2019	2,500	3	38,693,018	38,693	223,701,228	1,350	(166,495,473)	57,245,801
Underwriting costs related to February 2019 Offering	-	-	-	-	(1,193)	-	-	(1,193)
Stock-based compensation expense	-	-	-	-	1,251,908	-	-	1,251,908
Other comprehensive loss	-	-	-	-	-	(1,350)	-	(1,350)
Net loss	-	-	-	-	-	-	(13,057,267)	(13,057,267)
Balance, June 30, 2019	2,500	3	38,693,018	38,693	224,951,943	-	(179,552,740)	45,437,899
Stock-based compensation expense	-	-	-	-	1,184,481	-	-	1,184,481
Issuance of common stock from employee stock purchase plan	-	-	35,416	36	58,755	-	-	58,791
Conversion of common stock to Series A convertible preferred stock	1,262	1	(1,262,000)	(1,262)	1,261	-	-	-
Net loss	-	-	-	-	-	-	(16,634,572)	(16,634,572)
Balance, September 30, 2019	3,762	$4	37,466,434	$37,467	$226,196,440	$-	$(196,187,312)	$30,046,599

See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(59,006,075)	$(43,492,034)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	5,474,504	4,078,929
Depreciation and amortization expense	223,807	201,201
Change in accrued interest and accretion of discount on short-term investments	(199,408)	12,863
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(888,631)	924,800
Security deposit	(18,986)	8,605
Related party receivable	482,151	600,104
Long-term prepaid expenses	(239,507)	1,790,941
Accounts payable	(202,120)	1,455,155
Accrued expenses	4,223,397	(407,167)
Deferred revenue	13,085,966	-
Related party payable	(9,630)	624,335
Net cash used in operating activities	(37,074,532)	(34,202,268)

Cash flows from investing activities:
Purchases of short-term investments	(9,961,092)	-
Proceeds from maturities of short-term investments	45,000,000	5,000,000
Purchase of property and equipment	(85,357)	(25,911)
Software development and other assets	(214,842)	(6,265)
Net cash provided by investing activities	34,738,709	4,967,824

Cash flows from financing activities:
Proceeds from August 2020 Offering, net of offering expenses	46,952,500	-
Proceeds from February 2019 Offering, net of offering expenses	-	30,520,835
ATM offering costs	(128,835)	-
Proceeds from employee stock purchase plan	203,466	131,895
Proceeds from exercise of options	277,823	-
Net cash provided by financing activities	47,304,954	30,652,730

Net increase in cash and cash equivalents	44,969,131	1,418,286
Cash and cash equivalents, at beginning of period	41,897,144	36,489,618
Cash and cash equivalents, at end of period	$86,866,275	$37,907,904

Non-cash investing and financing activities:
Software development and other costs in accrued expenses and accounts payable	$25,598	$125,852
Purchase of property and equipment in accounts payable	$26,082	$4,946
Offering costs in accrued expenses and accounts payable	$221,065	$—

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

Historically, the Company’s major sources of cash have been comprised of proceeds from various public and private offerings of its capital stock and interest income. As of September 30, 2020, the Company had approximately $86.9 million in cash and cash equivalents. Since inception, the Company has generated $6.9 million in revenue as part of the Company’s license and collaboration agreement (the “Angelini License Agreement”) with Angelini Pharma Rare Diseases AG (“Angelini”). The Company has incurred recurring losses, has experienced negative operating cash flows and requires significant cash resources to execute its business plans. The Company has an accumulated deficit of $272.2 million as of September 30, 2020, working capital of $72.4 million and had cash outflows from operating activities of $37.1 million for the nine months ended September 30, 2020.

The Company has incurred operating losses since inception and expects to continue to incur net losses for at least the next several years and is highly dependent on its ability to find additional sources of funding through either equity offerings, debt financings, collaborations, strategic alliances, licensing agreements or a combination of any such transactions. Management has identified certain conditions or events, which, considered in the aggregate, could raise substantial doubt about the Company’s ability to continue as a going concern including the risk that the Company will be unable to raise adequate additional capital to fund the Company’s operations through at least the next 12 months from the date of filing of the Company’s Quarterly Report on Form 10-Q. The Company’s management believes it can pursue implementing various cost-cutting measures in order to manage liquidity. The Company’s management believes that these actions alleviate the substantial doubt referred to above. These mitigating actions may not be successful in alleviating the substantial doubt about the Company’s ability to continue as a going concern. Further, the failure to raise capital as and when needed could have a negative impact on the Company’s financial condition and ability to pursue its business strategy.  If the Company is unable to raise capital, it may be required to delay, reduce the scope of or eliminate research and development programs, or obtain funds through arrangements with collaborators or others that may require the Company to relinquish rights to certain drug candidates that the Company might otherwise seek to develop or commercialize independently.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 11, 2020. There have been no material changes to the significant accounting policies during the period ended September 30, 2020, except for items mentioned below.

(A) Unaudited Interim Condensed Consolidated Financial Statements

The interim condensed consolidated balance sheet at September 30, 2020, the condensed consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ equity for the three and nine months ended September 30, 2020 and 2019 are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP are condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of its financial information. The results of operations for the three and nine months ended September 30, 2020 and 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other future annual or interim period. The balance sheet as of December 31, 2019 included herein was derived from the audited financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K.

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

(E) Revenue Recognition

Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. In applying ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the promises and performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) it satisfies the performance obligations. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration to which it is entitled in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract, determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Prior to recognizing revenue, the Company makes estimates of the transaction price, including variable consideration that is subject to a constraint. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur and when the uncertainty associated with the variable consideration is subsequently resolved.

If there are multiple distinct performance obligations, the Company allocates the transaction price to each distinct performance obligation based on its relative standalone selling price. The standalone selling price is generally determined based on the prices charged to customers or using expected cost-plus margin. Revenue is recognized by measuring the progress toward complete satisfaction of the performance obligations using an input measure.

License Revenue:

Non-refundable upfront fees that are not contingent on any future performance and require no consequential continuing involvement by the Company, are recognized as revenue when the license term commences and the licensed data, technology or product is delivered. The Company defers recognition of upfront license fees if the performance obligations are not satisfied.

During the three months ended September 30, 2020, the Company entered into a sublicense agreement with a certain sublicensee in territories outside of the United States. This sublicensing agreement grants certain intellectual property rights and set forth various respective obligations including completion of certain ongoing trials, transfer of a specified amount of compound and related information, transfer of specified components of the technology transfer and a commitment to fund 35% of the cost for certain future studies as needed (see note 10).

(F) Recent Accounting Pronouncements

Recent accounting standards which have been adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This new standard requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including loans and trade and other receivables. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The standard also amends the impairment model for available-for-sale debt securities and requires entities to determine whether all or a portion of the unrealized loss on an available-for-sale debt security is a credit loss. Under the new guidance, an entity recognizes an allowance for credit losses on available-for-sale debt securities as a contra-account to the amortized cost basis rather than as a direct reduction of the amortized cost basis of the investment, as was previously required. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019. As of September 30, 2020, the Company did not hold any debt securities with credit losses, nor does it have any trade receivables. The adoption of this standard effective January 1, 2020 did not have a material impact on the Company’s financial statements.

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

On November 5, 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808), - which amends ASC 808 to clarify when transactions between participants in a collaborative arrangement under ASC 808 are within the scope of the FASB’s new revenue standard, ASU 2014-09 (codified in ASC 606). The amendments require the application of ASC 606 existing guidance to determine the units of account that are distinct in a collaborative arrangement for purposes of identifying transactions with customers. If a unit of account within the collaborative arrangement is distinct and is with a customer, an entity shall apply the guidance in Topic 606 to that unit of account. In a transaction between collaborative participants, an entity is precluded by ASU 2018-18 from presenting a transaction together with “revenue from contracts with customers” unless the unit of account is within the scope of ASC 606 and the entity applies the guidance in ASC 606 to such unit of account. The amended guidance is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The adoption of this standard effective January 1, 2020 impacted the Company’s recognition of revenue related to the Angelini license agreement (see note 10).

NOTE 3 – CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

All short-term investments are classified as available-for-sale. The following tables summarize the fair value of cash, cash equivalents and short-term investments, as well as gross unrealized holding gains and losses as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	holding gains	holding losses	value
Cash	$3,310,485	$-	$-	$3,310,485
Money market funds (a)	83,555,790	-	-	83,555,790
Total cash and cash equivalents	$86,866,275	$-	$-	$86,866,275

(a) As of September 30, 2020, the Company's Level 1 assets consisted of money market funds totaling $83.6 million. The Company had no level 2 or level 3 assets or liabilities as of September 30, 2020.

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

As of September 30, 2020, the aggregate fair value of securities that were in an unrealized gain position for less than 12 months was zero.  As of December 31, 2019, the aggregate fair value of securities that were in an unrealized gain position for less than 12 months was $34.8 million. The Company did not hold any securities in an unrealized gain or loss position for more than 12 months as of September 30, 2020.

There were no realized gains or losses on available-for-sale securities during the three and nine months ended September 30, 2020 and the year ended December 31, 2019.

NOTE 4 – PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

Property and equipment is summarized as follows:

	September 30,	December 31,
	2020	2019
Furniture and equipment	$305,156	$193,717
Less accumulated depreciation	(167,357)	(125,354)
Total property and equipment, net	$137,799	$68,363

Depreciation expense was $42,000 and $28,000 for the nine months ended September 30, 2020 and 2019, respectively. Depreciation expense was $15,000 and $10,000 for the three months ended September 30, 2020 and 2019, respectively.

Intangible assets, net of accumulated amortization was $361,000 and $467,000 as of September 30, 2020 and December 31, 2019, respectively, and are included in other assets.  Amortization expense was $182,000 and $173,000 for the nine months ended September 30, 2020 and 2019, respectively. Amortization expense was $64,000 and $46,000 for the three months ended September 30, 2020 and 2019, respectively.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,	December 31,
	2020	2019
Clinical trials accrual	$6,015,876	$3,235,527
Payroll and bonus accrual	2,759,967	2,728,495
Professional fees accrual	2,369,729	1,070,589
Other	274,903	232,095
Total	$11,420,475	$7,266,706

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

In June 2018, the Company entered into a sales agreement (the “ATM agreement”) with Cowen and Company, LLC (“Cowen”) under which the Company may offer and sell in “at the market offerings,” from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $50.0 million through Cowen acting as sales agent. In 2019, the Company sold 6,893,888 shares of its common stock under the ATM agreement for net proceeds of $22.3 million after deducting sales agent commissions and other offering expenses payable by the Company. The Company did not sell any shares of its common stock under the ATM agreement during the nine months ended September 30, 2020.

There were 5,506 and 7,762 shares of Series A Preferred Stock outstanding as of September 30, 2020 and December 31, 2019, respectively. Each share of Series A Preferred Stock is convertible into 1,000 shares of common stock at any time at the holder’s option. However, the holder will be prohibited, subject to certain exceptions, from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than, at the written election of the holder, either 9.99% or 14.99% of the total number of shares of common stock then issued and outstanding, which percentage may be changed at the holder’s election to any other number less than or equal to 19.99% upon 61 days’ notice to the Company; provided, however, that effective 61 days after delivery of such notice, such beneficial ownership limitations shall not be applicable to any holder that beneficially owns either 10.0% or 15.0%, as applicable based on the holder’s initial written election noted above, of the total number of shares of common stock issued and outstanding immediately prior to delivery of such notice. In the event of a liquidation, dissolution, or winding up of the Company, holders of Series A Preferred Stock will receive a payment equal to $0.001 per share of Series A Preferred Stock before any proceeds are distributed to the holders of common stock.

In August 2020, the Company sold 6,250,000 shares of its common stock at a public offering price of $8.00 per share, for net proceeds of $46.7 million after deducting underwriting discounts and commissions and other offering expenses payable by the Company, (the “August 2020 Offering”).

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

Dividends

No dividends on the common stock shall be declared and paid unless dividends on the Preferred Stock have been declared and paid. Through September 30, 2020, the Company has not declared any dividends.

NOTE 7 – STOCK-BASED COMPENSATION

On August 29, 2014, the Company’s Board of Directors adopted and approved the 2014 Equity Incentive Plan (the “2014 Plan”), which authorized the Company to grant shares of common stock in the form of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock and restricted stock units.

The Company's Board of Directors adopted and the Company's stockholders approved the 2017 equity incentive plan (“2017 Plan”), which became effective immediately on May 4, 2017. The initial reserve of shares of common stock under the 2017 Plan was 3,052,059 shares.  The 2017 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards, and other forms of stock-based awards.  Additionally, the 2017 Plan provides for the grant of performance cash awards. The Company's employees, officers, directors and consultants and advisors are eligible to receive awards under the 2017 Plan.  Upon the adoption of the 2017 Plan, no further awards will be granted under the 2014 Plan. Pursuant to the terms of the 2017 Plan, on each January 1st, the plan limit shall be increased by the lesser of (x) 5% of the number of shares of common stock outstanding as of the immediately preceding December 31 and (y) such lesser number as the Board of Directors may determine in its discretion. On January 1, 2020 and January 1, 2019, respectively, an additional 2,735,516 and 1,232,705 shares were reserved for issuance under the 2017 Plan. As of September 30, 2020, there were 3,649,226 shares of the Company’s common stock reserved and available for issuance under the 2017 Plan.

The Company's Board of Directors adopted, and the Company's stockholders approved the 2017 employee stock purchase plan (the “2017 ESPP”), which became effective immediately prior to the execution of the underwriting agreement related to the Company’s initial public offering on May 4, 2017. The initial reserve of shares of common stock that may be issued under the 2017 ESPP was 279,069 shares. On March 20, 2017, the

Company’s Compensation Committee approved an offering period under the 2017 ESPP, which began on October 20, 2017. The ESPP allows employees to purchase common stock of the Company at a 15% discount to the market price on designated purchase dates. During the three months ended September 30, 2020 and 2019, 61,721 and 35,416 shares were purchased under the ESPP and the Company recorded expense of $36,111 and $34,865, respectively. During the nine months ended September 30, 2020 and 2019, 105,464 and 80,542 shares were purchased under the ESPP and the Company recorded expense of $107,712 and $99,791, respectively The number of shares of common stock reserved for issuance under the 2017 ESPP will automatically increase on January 1 of each year, beginning on January 1, 2018 and continuing through and including January 1, 2027, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (ii) 550,000 shares or (iii) such lesser number of shares determined by our Board.  On January 1, 2019, an additional 246,541 shares were reserved for issuance under the 2017 ESPP. The Board acted prior to January 1, 2020 to provide that there be no increase in the number of shares reserved for issuance under the 2017 ESPP. As of September 30, 2020, there were 553,552 shares of the Company’s common stock reserved for issuance under the 2017 ESPP.

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

Performance-based option awards generally have similar terms, with vesting commencing on the date the performance condition is achieved and expire in accordance with the specific terms of the agreement. At September 30, 2020, there were 953,310 performance-based options outstanding and unvested that include options to be granted upon the achievement of certain research and development milestones.

The fair value of options granted during the nine months ended September 30, 2020 and 2019 was estimated using the Black-Scholes option valuation model. The inputs for the Black-Scholes option valuation model require management’s significant assumptions and are detailed in the table below. The risk-free interest rates were based on the rate for U.S. Treasury securities at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected life was based on the simplified method in accordance with the SEC Staff Accounting Bulletin No. Topic 14D. The expected volatility was estimated based on historical volatility information of peer companies that are publicly available.

All assumptions used to calculate the grant date fair value of nonemployee options are generally consistent with the assumptions used for options granted to employees. In the event the Company terminates any of its consulting agreements, the unvested options underlying the agreements would also be cancelled.

The Company granted 10,000 and 175,000 stock options to nonemployee consultants for services rendered during the nine months ended September 30, 2020 and 2019, respectively. There were 139,688 and 152,073 unvested nonemployee options outstanding as of September 30, 2020, and 2019, respectively. Total expense recognized related to the nonemployee stock options for the three months ended September 30, 2020 and 2019 was $134,004 and $35,007, respectively. Total expense recognized related to the nonemployee stock options for the nine months ended September 30, 2020 was $205,643. During the nine months ended September 30, 2019, the Company recognized a credit of $17,000 related to the nonemployee stock options including the modification of certain options in connection with the separation and consulting agreement with Dr. During (see Note 11), respectively. Total unrecognized compensation expenses related to the nonemployee stock options was $238,670 as of September 30, 2020. During the nine months ended September 30, 2020 and 2019, the Company recognized $98,726 and zero expense for nonemployee performance-based option awards.

The Company granted 1,636,660 and 1,781,115 stock options to employees during the nine months ended September 30, 2020 and 2019 respectively. There were 4,418,152 and 2,615,208 unvested employee options outstanding as of September 30, 2020, and 2019, respectively. Total expense recognized related to the employee stock options for the three months ended September 30, 2020 and 2019 was $2.4 million and $1.1 million, respectively. Total expense recognized related to the employee stock options for the nine months ended September 30, 2020 and 2019 was $5.2 million and $4.0 million, respectively. Total unrecognized compensation expense related to employee stock options was $9.6 million as of September 30, 2020. During the nine months ended September 30, 2020 and 2019, the Company recognized $1.6 million and $9,000, respectively, in expenses for employee performance-based option awards.

The Company’s stock-based compensation expense was recognized in operating expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$1,083,786	$545,742	$2,162,685	$1,872,617
General and administrative	1,532,454	638,740	3,311,819	2,206,312
Total	$2,616,240	$1,184,482	$5,474,504	$4,078,929

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options	$2,580,129	$1,149,617	$5,366,792	$3,979,138
Employee Stock Purchase Plan	36,111	34,865	107,712	99,791
Total	$2,616,240	$1,184,482	$5,474,504	$4,078,929

The fair value of employee options granted during the three and nine months ended September 30, 2020 and 2019 was estimated by utilizing the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	Weighted Average	Weighted Average	Weighted Average	Weighted Average
Volatility	81.79%	76.55%	80.58%	84.38%
Expected term in years	5.61	6.08	5.73	6.07
Dividend rate	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	0.39%	1.72%	0.67%	2.43%
Fair value of option on grant date	$3.10	$1.44	$2.97	$1.52

The fair value of nonemployee options granted during the three and nine months ended September 30, 2020 and 2019 was estimated by utilizing the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	Weighted Average	Weighted Average	Weighted Average	Weighted Average
Volatility	73.90%	-	74.37%	74.56%
Expected term in years	5.88	-	5.64	5.30
Dividend rate	0.00%	-	0.00%	0.00%
Risk-free interest rate	2.36%	-	2.32%	2.37%
Fair value of option on measurement date	$1.15	-	$1.18	$1.07

The following table summarizes the number of options outstanding and the weighted average exercise price:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life in Years	Value
Options outstanding December 31, 2019	7,405,295	$5.82	8.01	$4,488,930
Granted	1,646,660	4.82	9.65
Exercised	(113,436)	2.45	-	$488,384
Forfeited or expired	(360,605)	5.12	-
Options outstanding September 30, 2020	8,577,914	$5.70	7.31	$10,465,784
Vested and exercisable at September 30, 2020	4,020,074	$7.45	5.52	$1,772,932

At September 30, 2020 there was approximately $9.9 million of unamortized share–based compensation expense related to employee and nonemployee grants, which is expected to be recognized over a remaining average vesting period of 2.30 years.

NOTE 8 – INCOME TAXES

The Company did not record a federal or state income tax provision for the periods presented as it has incurred net losses since inception. In addition, the net deferred tax assets generated from the net operating losses have been fully reserved as the Company believes it is not more likely than not that the benefit will be realized.

During the nine months ended September 30, 2020, the Company recorded a $500,000 refundable tax credit towards future New York State tax expense as a reduction to operating expenses. The credit was granted under the NYS Life Sciences Research and Development Tax Credit Program.

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

As of September 30, 2020, none of these contingent payments were considered probable.

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

NOTE 10 – COLLABORATION AGREEMENTS

Angelini Collaboration

On July 9, 2020, the Company entered into the Angelini License Agreement with Angelini, pursuant to which the Company granted to Angelini exclusive rights to develop and commercialize OV101, a selective agonist of the GABAA receptor, for the treatment of Angelman syndrome in the European Economic Area as well as Switzerland, the United Kingdom, Russia and Turkey (the “European Territory”).  The licenses granted to Angelini include sublicenses under the Lundbeck Agreement, as well as licenses under the Company’s patents and know-how covering OV101.  Angelini will be responsible for conducting any clinical trials necessary to obtain regulatory approval for OV101 for Angelman syndrome in the European Territory, and the Company will be responsible for bearing a portion of the costs for such trials.  The Company will also be responsible, at its expense, for the completion of certain ongoing clinical trials for OV101, to the extent applicable to obtaining regulatory approval for OV101 in the European Territory.  Angelini has the exclusive right, at its election, to develop and commercialize OV101 for the treatment of Fragile X Syndrome in the European Territory.  The parties may also mutually agree to pursue additional indications for OV101 in the European Territory, and in such case, Angelini would have the exclusive rights to commercialize in such additional indications. Angelini is required to use commercially reasonable efforts to conduct development activities for OV101, and following regulatory approval, to commercialize OV101 in each approved indication.

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

Under the Angelini License Agreement, Angelini made an upfront payment to the Company of $20.0 million during the three months ended September 30, 2020. In addition, Angelini will be required to make milestone payments to the Company upon the completion of the specified components of the technology transfer, transfer of a specified amount of compound and related information, and achievement of specified regulatory milestones for OV101 in Angelman syndrome of up to $60.0 million in the aggregate, as well as up to $162.5 million in sales milestone payments for achievement of specified levels of net sales in the European Territory.  In addition, Angelini will be required to pay tiered royalties on net sales by Angelini, its affiliates or sublicensees at double-digit percentages above the teens, subject to certain standard reductions and offsets.  Royalties will be payable on a product-by-product and country-by-country basis until the latest of the expiration of the licensed patents covering such product in such country, the expiration of market exclusivity for such product in such country, and fifteen years from first commercial sale of such product in such country.

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

The Company evaluated the Angelini License Agreement to determine whether it is a collaborative arrangement for purposes of ASC 808. The Company concluded that because Angelini is not the ultimate decision maker or the legal owner of the license, Angelini is not considered an active participant and therefore the Angelini License Agreement is outside of the scope of ASC 808. The Company concluded that Angelini is a customer with regard to the combined license and research & development activities and as such the Angelini License Agreement should be evaluated under ASC 606.

The Company identified the following material promises under the Angelini License Agreement: (1) licensing of intellectual property with respect to OV101 (2) completion of certain ongoing trials (3) transfer of a specified amount of compound and related information (4) potential for funding 35% of the cost for Angelini future trials limited to $7.0 million (5) completion of the manufacturing process technology transfer.

The Company determined that the $7.0 million represents a potential payment to a customer and should be deferred. The transfer of compound and related information is considered a contingent milestone payment that will be recognized upon acceptance by Angelini of the milestone. The Company further determined that the license and the completion of ongoing trials are distinct from each other, as each has value without the other. As such, for the purposes of ASC 606, the Company determined that these two material promises, represent distinct performance obligations.

The Company determined the transaction price is equal to the up-front fee of $20.0 million. The transaction price was allocated based on the standalone selling price of the license and the ongoing trials.

Upon the transfer of the specified amount of compound and related information and acceptance by Angelini, Angelini will be required to make a payment towards the $60.0 million aggregate tech transfer and regulatory milestone payments. This fulfillment is out of the Company's control, is subject to reversal and was not probable as of September 30, 2020 therefore this variable consideration is constrained and not part of the upfront transaction price. At this time, the Company cannot estimate if or when this milestone-related performance obligations might be achieved.

Angelini will be required to make another payment towards the $60.0 million aggregate tech transfer and regulatory milestone payments upon the successful completion of the manufacturing process technology transfer. The Company earning this is fully dependent on performance and cooperation of Angelini and Lundbeck in implementing the Technology Transfer. At this time, the Company cannot estimate if or when this milestone-related performance obligation might be achieved.

During the three and nine months ended September 30, 2020, the Company recognized $6.1 million of license revenue and $0.8 million relating to the progress of the ongoing trials. The portion of the upfront payment allocated to License Revenue was recognized in full as it was non-refundable and not contingent on any future performance and require no consequential continuing involvement by the Company. The Company did not have any such revenue during the three and nine months ended September 30, 2019. In addition, the Company recorded deferred revenue in the amount of approximately $13.1 million as of September 30, 2020 which will be recognized over the term of the ongoing trials based on the portion of total estimated expenses incurred.

The milestone payments in the Angelini License Agreement are considered contingent variable consideration which are not accounted for until the contingency is met. There were no milestones met during the quarter ended September 30, 2020 and such there was no revenue recognized related to any milestones.

Takeda Collaboration

On January 6, 2017, the Company entered into a license and collaboration with Takeda Pharmaceutical Company Limited (“Takeda”), to jointly develop and commercialize the compound TAK-935, which the Company has licensed from Takeda and now refers to as OV935 (soticlestat), in certain territories. Under the Takeda collaboration, the Company is obligated to pay Takeda future payments if and when certain milestones are achieved. Upon the first patient enrollment in the first Phase 3 trial for the first of the initial indications the Company and Takeda are focusing on in the Takeda collaboration, the Company is obligated to issue to Takeda the number of unregistered shares of the Company’s common stock equal to the lesser of (a) 8% of the Company outstanding capital stock (including preferred stock on an as-converted basis) on the issuance date or (b) $50.0 million divided by the applicable share price. The remaining potential global commercial and regulatory milestone payments equal approximately $35.0 million and can be satisfied in cash or unregistered shares of the Company’s common stock at its election, unless certain events occur. In the event a payment settled in shares of the Company’s common stock would cause Takeda to own over 19.99% of the Company’s outstanding capital stock or certain other events occur, such payment must be paid in cash.  None of these potential milestone payments mentioned above are deemed probable at September 30, 2020.

During the nine months ended September 30, 2020, the Company recognized a credit in research and development expenses of $1.3 million and expenses of $0.3 million in general and administrative representing costs to be reimbursed to the Company from Takeda. During the nine months ended September 30, 2019, the Company recognized a credit of $3.6 million in research and development expenses representing costs to be reimbursed to the Company from Takeda. During the three months ended September 30, 2020, the Company recognized a credit of $0.2 million in research and development expenses and expenses of $0.1 million in general and administrative representing costs reimbursed to the Company from Takeda. During the three months ended September 30, 2019, the Company recognized a credit of $0.7 million in research and development expenses representing costs reimbursed to the Company from Takeda.

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

In August 2020, the Company issued and sold an aggregate of 1,250,000 shares of common stock to entities affiliated with Biotechnology Value Fund, L.P., an existing stockholder for aggregate gross proceeds of $10.0 million.

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

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	September 30,
	2020	2019
Stock options to purchase common stock	8,577,914	5,878,758
Series A convertible preferred stock	5,506	3,762

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

The following table sets forth the status and mechanism of action of our product candidates:

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

Following discussion of the STARS clinical trial with the U.S. Food and Drug Administration (“FDA”) and German regulatory authorities, we designed and initiated a pivotal Phase 3 clinical trial in OV101 for Angelman syndrome in June 2019, which we refer to as the NEPTUNE clinical trial. NEPTUNE is a 12-week, two-arm, double-blind, placebo-controlled trial originally designed with approximately 60 patients aged 4 to 12 years randomized to either once daily, weight-based dose of OV101 or to placebo. Five patients aged 2-3 years will also be enrolled for safety assessments only. The primary endpoint is the change in the overall CGI-I-AS score at 12-weeks versus baseline between the OV101 and placebo groups.  In March 2019, we announced that the first patient had been randomized in NEPTUNE. Due to mandated closures of clinical sites in the U.S., Europe, Israel and Australia in response to the ongoing COVID-19 pandemic, we had experienced delays in the enrollment of the Phase 3 NEPTUNE trial.  In addition, after scientific advice from the European Committee for Medicinal Products for Human Use (CHMP), we have decided to expand the NEPTUNE trial sample size from 60 to 90 participants. The expansion of the trial will allow for the inclusion of a responder analysis of the primary endpoint (CGI-I-AS) specifically requested by the European regulatory authorities. We expect that increasing the trial sample size will enable us to provide additional data to support an EU regulatory filing of OV101 for the treatment of Angelman syndrome. Enrollment was completed for the NEPTUNE trial in the third quarter of 2020, and we expect to report topline data in the fourth quarter of 2020.

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

In addition, we are in a license and collaboration with Takeda Pharmaceutical Company Limited (“Takeda”) to jointly develop and commercialize TAK-935, which we have licensed from Takeda and refer to as OV935 (soticlestat). We are initially studying OV935 for those suffering from severe and often intractable forms of DEE, including Dravet syndrome (“DS”), Lennox-Gastaut syndrome (“LGS”) and CDKL5 Deficiency Disorder, or CDD, and Duplication 15q, or Dup15q, syndrome. Each of these disorders either has limited or no therapeutic options. We completed a Phase 1b/2a clinical trial of OV935 in a mixed group of adults with DEE and announced the results in December 2018. The trial achieved its primary endpoint of safety and tolerability, dose proportional reduction in a potential plasma biomarker called 24HC, and a robust reduction in seizure frequency (61% at day 92), with two patients becoming seizure-free at the end of the treatment period.

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

The FDA has granted orphan drug designation for OV935 for the treatment of DS and LGS. We and Takeda have completed two additional clinical trials: ELEKTRA and ARCADE.

ELEKTRA was an international, multi-center, randomized, double-blind, placebo-controlled study designed to evaluate treatment with soticlestat in pediatric patients, aged 2 to 17 years, with highly refractory epileptic seizures associated with DS (convulsive seizures) or LGS (drop seizures). The study consisted of a four- to six-week screening period to establish baseline seizure frequency, followed by a 20-week double-blind treatment period, including an 8-week dose optimization period and a 12-week maintenance period. During the 8-week dose optimization period, patients were titrated from 100mg twice daily (BID), to 200mg BID to 300mg BID (mg/kg dosing for <60 kg) of orally administered soticlestat.

A total of 141 patients were enrolled in ELEKTRA and 126 completed the study. A modified intent-to-treat, or mITT, analysis of 139 patients was performed to evaluate the efficacy endpoints, which includes any patient who enrolled in the study and received at least one dose of study drug. Patients in the study were allowed to be on one to four concomitant anti-epileptic drugs, or AEDs, with the majority of patients concomitantly treated with at least three AEDs. The most common AEDs taken by the patients were valproate, clobazam, levetiracetam and topiramate. Further, all patients who completed ELEKTRA enrolled in the ENDYMION open-label extension study.

On August 25, 2020, we and Takeda announced positive topline results from ELEKTRA and updated findings from ENDYMION. The ELEKTRA study achieved its primary endpoint with high statistical significance, demonstrating a 27.8% median reduction from baseline in convulsive seizure (DS) and drop seizure (LGS) frequency compared to a 3.1% median increase in patients taking placebo during the 12-week maintenance period (median placebo-adjusted reduction=30.5%; p=0.0007, based on the efficacy analysis set of 120 patients with seizure data in the maintenance period). In addition, DS and LGS patients treated with soticlestat demonstrated a 29.8% median reduction in convulsive seizure (DS) and drop seizure (LGS) frequency compared to 0.0% change in median seizure frequency in patients taking placebo during the full 20-week treatment period (titration plus maintenance) of the ELEKTRA study (placebo-adjusted reduction=25.1%; p=0.0024). Soticlestat was generally well-tolerated in the ELEKTRA study and demonstrated a safety profile consistent with those of previous studies, with no new safety signals identified. All patients who completed the ELEKTRA study elected to enroll into the ENDYMION open-label extension study and findings from ENDYMION were also reported on August 25, 2020.

All patients who completed the ELEKTRA trial elected to roll over into the ENDYMION open-label extension study, and data were supportive of results in the core study. The data indicate maintenance of effect over six months in those patients originally randomized to soticlestat, and similarly reduced seizure frequency as compared to baseline in those patients previously assigned to the placebo arm. No new safety signals were identified in ENDYMION.

ARCADE is a Phase 2 open-label, signal-finding pilot study designed to inform the potential for future development of soticlestat in CDD and Dup15q syndrome. The study enrolled 20 patients, ages 2 to 55 years, with refractory epileptic seizures associated with CDD (n=12) or Dup15q (n=8) and consisted of a four- to six-week screening period to establish baseline seizure frequency, followed by a 20-week treatment period, including an eight-week titration/dose optimization period and a 12-week maintenance period. Patients in the study were allowed to be on one to six concomitant anti-epileptic drugs (AEDs), with the majority of patients concomitantly treated with at least four AEDs, representing a highly refractory patient population. The primary objective of the ARCADE study was to determine percent change from baseline in motor seizure frequency during the 12-week maintenance period.  Further, all patients who completed ARCADE enrolled in the ENDYMION open-label extension study.

On September 30, 2020, we announced results from ARCADE and updated findings from ENDYMION. Together, data from the ARCADE and ENDYMION studies showed seizure frequency reduction over time. In CDD patients (n=12), median motor seizure frequency reduction was 24% during the 12-week maintenance period in the ARCADE study, increasing to a 50% reduction in the ENDYMION long-term extension study in the five CDD patients who reached nine months of continuous treatment. In Dup15q patients (n=8), there was an increase in median motor seizure frequency in the ARCADE study during the 12-week maintenance period; however, longer-term data from the four Dup15q patients who reached nine months of continuous treatment showed a 74% reduction in median motor seizure frequency. Soticlestat was generally well tolerated in both studies and continues to demonstrate a favorable safety profile.

Additionally, Takeda elected to initiate a placebo-controlled trial of TAK-935 to treat study subjects with chronic complex regional pain syndrome (“CRPS”). This trial will look at the efficacy, safety and tolerability of TAK-935 as an adjunctive therapy in participants with CRPS. Pursuant to our agreement with Takeda, we have a one-time right to opt into this program but until we exercise our opt in rights we are not responsible for funding this trial. We also have early research programs exploring OV329 in infantile spasm/rare epilepsies and OV881 as a potential microRNA gene therapy for the treatment of Angelman syndrome.

Since our inception in April 2014, we have devoted substantially all of our efforts to organizing and planning our business, building our management and technical team, acquiring operating assets, developing our drug candidates and raising capital.

We have generated limited revenue through our Collaboration and License Agreement, or the Angelini License Agreement, with Angelini Pharma Rare Diseases AG, or Angelini, and have funded our business primarily through the sale of our capital stock. Through September 30, 2020, we have raised net proceeds of $275.4 million from the sale of common stock and convertible preferred stock. As of September 30, 2020, we had $86.9 million in cash and cash equivalents.  We recorded net losses of $59.0 million and $43.5 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of approximately $272.2 million.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from period to period, depending on the timing of our planned clinical trials and expenditures on our other research and development and commercial development activities. We expect our expenses will increase substantially over time as we:

•	continue the ongoing and planned preclinical and clinical development of our drug candidates;
•	build a portfolio of drug candidates through the development, acquisition or in-license of drugs, drug candidates or technologies;
•	initiate preclinical studies and clinical trials for any additional drug candidates that we may pursue in the future;
•	seek marketing approvals for our current and future drug candidates that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure to commercialize any drug candidate for which we may obtain marketing approval;
•	develop, maintain, expand and protect our intellectual property portfolio;
•	implement operational, financial and management systems; and
•	attract, hire and retain additional administrative, clinical, regulatory, manufacturing, commercial and scientific personnel.

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

Under the Angelini License Agreement, Angelini made an upfront payment to us of $20.0 million during the three months ended September 30, 2020.  In addition, Angelini will be required to make milestone payments to us upon the completion of the specified components of the technology transfer, and achievement of specified regulatory milestones for OV101 in Angelman syndrome of up to $60.0 million in the aggregate, as well as up to $162.5 million in sales milestone payments for achievement of specified levels of net sales in the European Territory.  Angelini also will be required to pay tiered royalties on net sales by Angelini, its affiliates or sublicensees at double-digit percentages above the teens, subject to certain standard reductions and offsets.  Royalties will be payable on a product-by-product and country-by-country basis until the latest of the expiration of the licensed patents covering such product in such country, the expiration of market exclusivity for such product in such country, and fifteen years from first commercial sale of such product in such country.

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

Financial Operations Overview

Revenue

We have generated limited revenue under the Angelini License Agreement and expect to recognize additional revenue as we satisfy our performance obligations. We have not generated any revenue from commercial drug sales and do not expect to generate any further revenue unless or until we obtain regulatory approval of and commercialize one or more of our current or future drug candidates. In the future, we may also seek to generate revenue from a combination of research and development payments, license fees and other upfront or milestone payments including under the Angelini License Agreement.

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

Other (Expense) Income, net

Other income consists of interest income earned on our cash and cash equivalents maintained in money market funds and short-term investments that were maintained in U.S. treasury notes. Other expense consists primarily of foreign exchange losses incurred in the ordinary course of business.

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table summarizes the results of our operations for the periods indicated:

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2020	2019	Change
	(in thousands)
Revenue:
License revenue	$6,914	$-	$6,914
Operating expenses:
Research and development	$15,875	$11,598	4,277
General and administrative	7,442	5,168	2,274
Total operating expenses	23,318	16,766	6,552
Loss from operations	(16,404)	(16,766)	362
Other (expense) income, net	(21)	131	(152)
Net loss	$(16,425)	$(16,635)	$210

Revenue

Total revenue was $6.9 million for the three months ended September 30, 2020. We did not generate any revenue during the three months ended September 30, 2019. The increase in total revenue was due to $6.9 million of revenue recorded in connection with the Angelini License Agreement.

Research and Development Expenses

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2020	2019	Change
	(in thousands)
Preclinical and development expense	$10,713	$7,885	$2,828
Payroll and payroll-related expenses	4,097	2,828	1,269
Other expenses	1,065	885	180
Total research and development	$15,875	$11,598	$4,277

Research and development expenses were $15.9 million for the three months ended September 30, 2020 compared to $11.6 million for the three months ended September 30, 2019. The increase of $4.3 million included an increase in preclinical and development expenses and payroll and payroll-related expenses for the clinical studies of OV101 and our Takeda collaboration expenses related to OV935. During the three months ended September 30, 2020, total research and development expenses consisted of $10.7 million in preclinical and development expenses, including a credit of $0.2 million representing costs to be reimbursed to us from Takeda in respect of the Takeda collaboration, $4.1 million in payroll and payroll-related expenses, of which $1.1 million related to stock-based compensation, and $1.1 million in other expenses. During the three months ended September 30, 2019, total research and development expenses consisted of $7.9 million in preclinical and development expenses, including a credit of $0.7 million representing costs to be reimbursed to us from Takeda in respect of the Takeda collaboration, $2.8 million in payroll and payroll-related expenses, of which $0.5 million related to stock-based compensation, and $0.9 million in other expenses.

General and Administrative Expenses

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2020	2019	Change
	(in thousands)
Payroll and payroll-related expenses	$3,588	$2,259	$1,329
Legal and professional fees	2,908	1,802	1,106
General office expenses	946	1,107	(161)
Total general and administrative	$7,442	$5,168	$2,274

General and administrative expenses were $7.4 million for the three months ended September 30, 2020 compared to $5.2 million for the three months ended September 30, 2019. The increase of $2.3 million was primarily due to an increase in legal fees, compliance and pre-commercialization expenses and professional fees of $1.1 million and an increase in payroll and payroll-related expenses of $1.3 million offset by a decrease in general office expenses of $0.2 million.

Other (Expense) Income, net

Other expense was $0.02 million for the three months ended September 30, 2020. Other income was $0.1 million for the three months ended September 30, 2019.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table summarizes the results of our operations for the periods indicated:

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2020	2019	Change
	(in thousands)
Revenue:
License revenue	$6,914	$-	$6,914
Operating Expenses:
Research and development	$46,534	$30,052	16,482
General and administrative	20,220	14,090	6,130
Total operating expenses	66,754	44,142	22,612
Loss from operations	(59,840)	(44,142)	(15,698)
Other income, net	834	650	184
Net loss	$(59,006)	$(43,492)	$(15,514)

Revenue

Total revenue was $6.9 million for the nine months ended September 30, 2020. We did not generate any revenue during the nine months ended September 30, 2019. The increase in total revenue was due to $6.9 million of revenue related to the Angelini License Agreement.

Research and Development Expenses

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2020	2019	Change
	(in thousands)
Preclinical and development expense	$31,963	$18,619	$13,344
Payroll and payroll-related expenses	11,683	8,598	3,085
Other expenses	2,888	2,835	53
Total research and development	$46,534	$30,052	$16,482

Research and development expenses were $46.5 million for the nine months ended September 30, 2020 compared to $30.1 million for the nine months ended September 30, 2019. The increase of $16.5 million included an increase in preclinical and development expenses and payroll and payroll-related expenses for the clinical studies of OV101 and our Takeda collaboration expenses related to OV935. During the nine months ended September 30, 2020, total research and development expenses consisted of $32.0 million in preclinical and development expenses, including a credit of $1.3 million representing costs to be reimbursed to us from Takeda in respect of the Takeda collaboration, $11.7 million in payroll and payroll-related expenses, of which $2.2 million related to stock-based compensation, and $2.9 million in other expenses. During the nine months ended September 30, 2019, total research and development expenses consisted of $18.6 million in preclinical and development expenses, including a credit of $3.6 million representing costs to be reimbursed to us from Takeda in respect of the Takeda collaboration, $8.6 million in payroll and payroll-related expenses, of which $1.9 million related to stock-based compensation, and $2.8 million in other expenses.

General and Administrative Expenses

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2020	2019	Change
	(in thousands)
Payroll and payroll-related expenses	$9,305	$7,537	$1,768
Legal and professional fees	8,009	4,015	3,994
General office expenses	2,906	2,538	368
Total general and administrative	$20,220	$14,090	$6,130

General and administrative expenses were $20.2 million for the nine months ended September 30, 2020 compared to $14.1 million for the nine months ended September 30, 2019. The increase of $6.1 million was primarily due to an increase in legal fees, compliance and pre-commercialization expenses and professional fees of $4.0 million, an increase in general office expenses of $0.4 million, and an increase in payroll and payroll-related expenses of $1.8 million.

Other Income, net

Other income included interest income of $0.8 million for the nine months ended September 30, 2020 and $0.7 million for the nine months ended September 30, 2019.

Liquidity and Capital Resources

Overview

As of September 30, 2020, we had total cash and cash equivalents of $86.9 million as compared to $76.7 million of cash, cash equivalents and short-term investments as of December 31, 2019. The $10.2 million increase in total cash, cash equivalents and short-term investments was due primarily to proceeds of $46.7 million from the August 2020 Offering (as defined below) offset by the net loss of $59.0 million for the nine months ended September 30, 2020.

In August 2020, we sold 6,250,000 shares of our common stock at a public offering price of $8.00 per share, for net proceeds of $46.7 million, after deducting underwriting discounts and commissions and other offering expenses payable by us, or the August 2020 Offering.

On July 9, 2020, we entered into the Angelini License Agreement with Angelini, pursuant to which we granted to Angelini exclusive rights to develop and commercialize OV101 in the European Territory.  Under the Angelini License Agreement, Angelini made an upfront payment to the Company of $20.0 million during the three months ended September 30, 2020. In addition, Angelini will be required to make milestone payments to us upon the completion of the specified components of the technology transfer, and achievement of specified regulatory milestones for OV101 in Angelman syndrome of up to $60.0 million in the aggregate, as well as up to $162.5 million in sales milestone payments for achievement of specified levels of net sales in the European Territory.  Angelini also will be required to pay tiered royalties on net sales by Angelini, its affiliates or sublicensees at double-digit percentages above the teens, subject to certain standard reductions and offsets.

Similar to other development stage biotechnology companies, we have generated limited revenue, which has been through the Angelini License Agreement.  We have incurred losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the next several years. We incurred net losses of approximately $59.0 million and $43.5 million for the nine months ended September 30, 2020 and 2019, respectively. These losses are expected to continue for an extended period of time.  As of September 30, 2020, we had an accumulated deficit of approximately $272.2 million and working capital of $72.4 million.

Management has identified certain conditions or events, which, considered in the aggregate, could raise substantial doubt about our ability to continue as a going concern including the risk that we will be unable to raise adequate additional capital to fund its operations through at least the next 12 months from the date of filing of the this Quarterly Report on Form 10-Q. Management believes it can pursue implementing various cost cutting measures in order to generate additional liquidity. The Company’s management believes that these actions alleviate the substantial doubt referred to above and therefore have concluded that the Company remains a going concern.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$(37,075)	$(34,202)
Investing activities	34,739	4,968
Financing activities	47,305	30,653
Net increase in cash and cash equivalents	$44,969	$1,419

Net Cash Used in Operating Activities

Net cash used in operating activities was $37.1 million for the nine months ended September 30, 2020, which consisted of a net loss of $59.0 million offset by a net of $22.0 million of non-cash charges and indirect cash changes, primarily related to $5.5 million of stock-based compensation expense and $13.1 million of deferred revenue. Net cash used in operating activities was $34.2 million for the nine months ended September 30, 2019, which consisted of a net loss of $43.5 million offset by a net of $9.3 million of non-cash charges and indirect cash changes, primarily related to $4.1 million of stock-based compensation expense.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $34.7 million for the nine months ended September 30, 2020, compared to $5.0 million of net cash provided by investing activities for the nine months ended September 30, 2019. The change in net cash provided by investing activities was primarily due to the higher maturities of short-term investments during the nine months ended September 30, 2020 compared to maturities during the nine months ended September 30, 2019.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $47.3 million for the nine months ended September 30, 2020 was primarily due to proceeds from August 2020 Offering. Net cash provided by financing activities of $30.7 million for the nine months ended September 30, 2019 was primarily due to net proceeds from our public offering in February 2019.

Contractual Obligations and Commitments

As of September 30, 2020, we agreed to continue certain studies that were ongoing at the time of signing the Angelini License Agreement.  We had no other material contractual obligations or commitments. We had no long-term debt or capital leases and no material non-cancelable purchase commitments with service providers, as we have generally contracted on a cancelable, purchase order basis. We excluded any potential contingent payments upon the achievement by us of clinical, regulatory and commercial events, as applicable, or royalty payments that we may be required to make under license agreements we have entered into with various entities pursuant to which we have in-licensed certain intellectual property as contractual obligations or commitments, including agreements with H. Lundbeck A/S, Northwestern, and our Takeda license agreement. Pursuant to these license agreements, we have agreed to make milestone payments up to an aggregate of $279.3 million upon the achievement of certain development, regulatory and sales milestones. We excluded these contingent payments given that the timing, probability, and amount, if any, of such payments cannot be reasonably estimated at this time.

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

During the nine months ended September 30, 2020, we recognized license revenue resulting in a change to our critical accounting policies as reported for the year ended December 31, 2019 as part of our Annual Report on Form 10-K, which was filed with the SEC on March 11, 2020.  In addition, see Note 2 of our Condensed Consolidated Financial Statements under the heading “Recent Accounting Pronouncements” for new accounting pronouncements or changes to the accounting pronouncements during the nine months ended September 30, 2020.

We recognize license revenue under certain of our sublicense agreements that are within the scope of ASC 606. The terms of these agreements may contain multiple performance obligations, which may include licenses and research and development activities. We evaluate these agreements under ASC 606 to determine the distinct performance obligations. Non-refundable, up-front fees that are not contingent on any future performance and require no consequential continuing involvement by us, are recognized as revenue when the license term commences and the licensed data, technology or product is delivered. We defer recognition of non-refundable upfront license fees if the performance obligations are not satisfied.

Prior to recognizing revenue, we make estimates of the transaction price, including variable consideration that is subject to a constraint. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur and when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration may include upfront license fees, payments for research and development activities, reimbursement of certain third-party costs, payments based upon the achievement of specified milestones, and royalty payments based on product sales derived from collaboration.

If there are multiple distinct performance obligations, we allocate the transaction price to each distinct performance obligation based on its relative standalone selling price. The transaction price was allocated based on the standalone selling price of the license and ongoing trials. The portion of the upfront payment allocated to License Revenue was recognized in full as it was non-refundable and not contingent on any future performance and require no consequential continuing involvement by the Company. Revenue related to ongoing trials is recognized by measuring the progress toward complete satisfaction of the performance obligations over time based on the portion of estimated total trial costs to be incurred. Milestone payments are considered contingent variable consideration which are not accounted for until the contingency is met.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. As of September 30, 2020, we had cash and cash equivalents of $86.9 million that were held in an interest-bearing money market account. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and short-term investments and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in institutional market funds that are comprised of U.S. Treasury and U.S. Treasury-backed repurchase agreements as well as treasury notes and high quality short-term corporate bonds.

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

As of September 30, 2020, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2020, we recognized revenue under the Angelini License Agreement resulting in the adoption of new internal controls over financial reporting.

Except for the changes related to the revenue recognition, there have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

Since inception in April 2014, we have incurred significant operating losses. Our net loss was $59.0 million for the nine months ended September 30, 2020. As of September 30, 2020, we had an accumulated deficit of $272.2 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our drug candidates, as well as hiring employees and building our infrastructure. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

Management has identified certain conditions or events, which, considered in the aggregate, could raise substantial doubt about our ability to continue as a going concern, including the risk that we will be unable to raise adequate additional capital to fund our operations through at least the 12 months following the filing date of the this quarterly report on Form 10-Q. Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of our common stock. If we are unable to raise capital, we may be required to delay, reduce the scope of or eliminate research and development programs, or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain drug candidates that we might otherwise seek to develop or commercialize independently. In addition, if we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment. Further, the perception that we may be unable to continue as a going concern may impede our ability to pursue strategic opportunities or operate our business due to concerns regarding our ability to discharge our contractual obligations.

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

As of September 30, 2020, our cash and cash equivalents was $86.9 million we had an accumulated deficit of $272.2 million. Management has identified certain conditions or events, which, considered in the aggregate, could raise substantial doubt about our ability to continue as a going concern, including the risk that we will be unable to raise adequate additional capital to fund our operations through at least the 12 months following the filing date of this quarterly report on Form 10-Q. Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of our common stock. If we are unable to raise capital, we may be required to delay, reduce the scope of or eliminate research and development programs, or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain drug candidates that we might otherwise seek to develop or commercialize independently. In addition, if we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment. Further, the perception that we may be unable to continue as a going concern may impede our ability to pursue strategic opportunities or operate our business due to concerns regarding our ability to discharge our contractual obligations.

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

Success in preclinical testing and early clinical trials does not ensure that subsequent clinical trials will generate similar results or otherwise provide adequate data to demonstrate the efficacy and safety of a drug candidate. Frequently, drug candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. For instance, our STARS trial was the first clinical trial evaluating efficacy of OV101 in patients with Angelman syndrome and OV101 has not been evaluated in a clinical trial to treat Fragile X syndrome. We may be unable to demonstrate efficacy in any future trials, including any future clinical trials of OV101 to treat Angelman syndrome. Similarly, our Phase 1b/2a adult study in OV935 showed exploratory signals of efficacy in seizure frequency reduction, but we may be unable to demonstrate efficacy in future trials in patients with DEE, or the related indications of Dravet syndrome, Lennox-Gastaut syndrome, CDKL5 Deficiency Disorder or Duplication 15q (“Dup15q”) syndrome, and the FDA has not yet made any determination regarding safety and efficacy of OV935 in any of these indications. The results from preclinical studies of OV101 and OV935 in animal models and the results from our STARS clinical trial of OV101 in patients with Angelman syndrome and clinical trials of OV101 in patients with primary insomnia may not be predictive of the effects of these compounds in later stage clinical trials. Our approach of targeting the extrasynaptic GABAA receptor with OV101, and cholesterol 24-hydroxylase (CH24H) with OV935, are both novel and unproven, and as such, the cost and time needed to develop OV101 and OV935 is difficult to predict and our efforts may not be successful. If we do not observe favorable results in clinical trials of one of our drug candidates, we may decide to delay or abandon clinical development of that drug candidate. Any such delay or abandonment could harm our business, financial condition, results of operations and prospects.

Interim topline and preliminary results from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures, which could result in material changes in the final data.

From time to time, we have and may in the future publish or report preliminary or interim data from our clinical trials, such as the initial data we announced from the ENDYMION open label extension trial for OV935 in September 2019, which involved data from the first six patients enrolled in that extension trial which showed promising signs of efficacy over the treatment period, or the topline data from the ELEKTRA trial for OV935 in August 2020. Preliminary or interim data from our clinical trials and those of our partners may not be indicative of the final results of the trial and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and/or more patient data become available. Preliminary or topline results also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published or reported. As a result, preliminary or interim data should be considered carefully and with caution until final data are available. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

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

In addition, our clinical trials may be affected by the COVID-19 pandemic. For example, we have experienced delays in enrollment in our Phase 3 NEPTUNE trial in Angelman syndrome as a result of mandated closures of investigational sites in response to the COVID-19 pandemic. As a result, we now expect to report topline data from this trial in the fourth quarter of 2020.

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

Angelman syndrome has no treatments approved by the U.S. Food and Drug Administration, and the primary clinical endpoint, CGI-I-AS, has not previously been used as a sole primary endpoint in a pivotal clinical trial.

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

We may need to develop a new liquid formulation of OV101 for use in infant patients if our existing formulation in capsules that can be opened and sprinkled on semi-solid foods is not acceptable to the regulatory authorities, and we may be unable to successfully develop an appropriate liquid formulation.

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

Risks Related to Licensing and Collaboration Arrangements

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their implementing regulations, and as amended again by the final HIPAA omnibus rule, Modifications to the HIPAA Privacy, Security, Enforcement, and Breach Notification Rules Under HITECH and the Genetic Information Nondiscrimination Act; Other Modifications to HIPAA, published in January 2013, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers, known as covered entities, and their respective business associates, individuals or entities that perform certain services on behalf of a covered entity that involves the use or disclosure of individually identifiable health information and their subcontractors that use, disclose or otherwise process individually identifiable health information;

•

Physician Payments Sunshine Act, which is part of the PPACA, that require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services (“CMS”), information related to: (i) payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals; and (ii) ownership and investment interests held by physicians and their immediate family members, which will be expanded beginning in 2022, to require applicable manufacturers to report such information regarding its relationships with physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse midwives during the previous year;

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

There remain judicial, Congressional and executive branch challenges to certain aspects of the PPACA, and we expect there will be additional challenges and amendments to the PPACA in the future. Since January 2017, President Trump has signed Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA.  Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the PPACA such as removing penalties, starting January 1, 2019, for not complying with the PPACA’s individual mandate to carry health insurance, delaying the implementation of certain PPACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D.  Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, which are expected to occur in the fall of 2020. It is unclear how such litigation and other efforts to repeal and replace the PPACA will impact the PPACA and our business.

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

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products.  For example, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases.  Moreover, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. On July 24, 2020, President Trump announced four executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals, including a policy that would tie certain Medicare Part B drug prices to international drug prices, the details of which were released on September 13, 2020 and expanded the policy to cover certain Part D drugs; one that directs the U.S. Department of Health and Human Services (“HHS”) to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for plans, pharmacies, and pharmaceutical benefit managers; and one that reduces costs of insulin and EpiPen’s to patients of federally qualified health centers. The FDA also recently released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Although some of these and other measures may require additional authorization to become effective, Congress and the Trump administration have indicated that they will continue to seek new legislative and/or administrative measures to control drug costs.

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

It is possible that additional governmental action is taken to address the ongoing COVID-19 pandemic. For example, on April 18, 2020, CMS announced that Qualified Health Plan issuers under the ACA may suspend activities related to the collection and reporting of quality data that would have otherwise been reported between May and June 2020 given the challenges healthcare providers are facing responding to the COVID-19 virus.  Further, on August 6, 2020, President Trump issued an executive order that instructs the federal government to develop a list of “essential” medicines and then buy them and other medical supplies from U.S. manufacturers instead of companies around the world, including China. The order is meant to reduce regulatory barriers to domestic pharmaceutical manufacturing and catalyze manufacturing technologies needed to keep drug prices low and promote the production of drug products in the United States.

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

In addition, our clinical trials may be affected by the COVID-19 pandemic. For example, prior to reaching full enrollment of our Phase 3 NEPTUNE trial in Angelman syndrome, we had experienced delays in enrollment as a result of mandated closures of investigational sites in response to the COVID-19 pandemic. Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Some patients may not be willing or able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 and adversely impact our clinical trial operations. As a result of the COVID-19 pandemic, we have faced and may to continue face delays in meeting our anticipated timelines for our ongoing and planned clinical trials.

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

As of September 30, 2020, we had 65 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day operations and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational inefficiencies, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future drug candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance, our ability to commercialize drug candidates, develop a scalable infrastructure and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Risks Related to Being a Public Company

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

•

being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

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

Risks Related to the Ownership of Our Common Stock and Other General Matters

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

Until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance future cash needs through public or private equity or debt offerings. In June 2018, we filed a shelf registration statement on Form S-3 (Registration No. 333-225391) that allows us to sell up to an aggregate of $200 million of our common stock, preferred stock, debt securities and/or warrants (the “S-3 Registration Statement”), which includes a prospectus covering the issuance and sale of up to $50.0 million of common stock pursuant to an at-the-market (“ATM”) offering program. As of September 30, 2020, we had $107.0 million available under our S-3 Registration Statement, including $27.0 million available pursuant to our ATM program. Financing activities may have an adverse impact on our stockholders’ rights as well as on our operations, and such additional funding may not be available on reasonable terms, if at all. If we raise additional funds through the issuance of additional debt or equity securities, it may result in dilution to our existing stockholders and/or increased fixed payment obligations. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations and potentially impair our competitiveness, such as redeeming our shares, making investments, issuing additional equity, limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, if we seek funds through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us. Any of these events could significantly harm our business, financial condition and prospects.

You will be diluted by any conversions of outstanding Series A convertible preferred stock and exercises of outstanding options.

As of September 30, 2020, we had outstanding options to purchase an aggregate of 8,557,914 shares of our common stock at a weighted average exercise price of $5.70 per share and 5,506,000 shares of common stock issuable upon conversion of outstanding Series A convertible preferred stock for no additional consideration. Such Series A convertible preferred stock is convertible any time at the option of the holder thereof subject to the beneficial ownership limitations described in Note 6 to the financial statements contained in this Quarterly Report on Form 10-Q. The exercise of such options and conversion of the Series A convertible preferred stock for shares of our common stock will result in further dilution of your investment and could negatively affect the market price of our common stock. In addition, you may experience further dilution if we issue common stock, or securities convertible into common stock, in the future. As a result of this dilution, you may receive significantly less than the full purchase price you paid for the shares in the event of liquidation.

Concentration of ownership of our common stock among our executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Based upon our shares of our common stock outstanding as of November 5, 2020, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 33.5% of our outstanding common stock.

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

The market price of our common stock may be volatile.  For example, on August 25, 2020, we announced the topline results of our ELEKTRA clinical trial, and our stock experienced a material decline.  In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

10.1	Collaboration and License Agreement, by and between the Company and Angelini Pharma Rare Diseases AG, dated July 9, 2020.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

OVID THERAPEUTICS INC.

Date: November 12, 2020	By:	/s/ Jeremy M. Levin
Jeremy M. Levin
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2020	By:	/s/ Timothy Daly
Timothy Daly
Executive Vice President, Finance, Corporate Controller & Treasurer (Principal Financial and Accounting Officer)