Form 10-K
period 2020-12-31
Ovid Therapeutics Inc.
filed 2021-03-15
CIK 1636651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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

1460 Broadway, Suite 15021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes ☐    No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes ☐    No ☒

As of June 30, 2020, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $293.7 million based on the closing price of the registrant’s common stock on June 30, 2020.  The calculation excludes shares of the registrant’s common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant.  This determination of affiliate status is not a determination for other purposes.

As of March 8, 2021, there were 65,753,570 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Annual Report on Form 10-K. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” or the negative or plural of those terms, and similar expressions.

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

•	COVID-19 could adversely impact our business, including our clinical trials and access to capital.
•	We may need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.
•	We may be subject to numerous and varying privacy and security laws, and our failure to comply could result in penalties and reputational damage.

PART I

Item 1. BUSINESS

Overview

We are a biopharmaceutical company focused on developing impactful medicines for patients and families living with rare neurological disorders. We believe these disorders represent an attractive area for drug development as the understanding of the underlying biology has grown meaningfully over the last few years and today represent a substantial opportunity medically and commercially. Based on the rapid increase in scientific understanding of the role of genetics and key biological pathways relevant to diseases of the brain, we aim to identify, discover and develop novel compounds for the treatment of rare neurological disorders. We have built a deep knowledge of such diseases, how to treat them and how to develop the clinically meaningful endpoints required for development of a compound in these disorders. As a result of this knowledge, we have developed a pipeline of first-in-class compounds and programs and have demonstrated our model by progressing compounds through to late-stage development. We continue to execute on our strategy to build this pipeline by discovering, in-licensing and collaborating with leading biopharmaceutical companies and academic institutions.

Our Focus: Rare Neurological Disorders

Rare neurological disorders are among the most devastating in their impact on patients and their families. Patients suffering from these disorders typically require full-time care, and yet are among the most underserved. We believe that there are at least 100 neurodevelopmental disorders, epileptic encephalopathies and other related rare neurological disorders that we may be able to target. These disorders are characterized by impairments in the growth, development and functioning of the brain. Due to a historical overwhelming preference in the drug industry to develop drugs for broader neurological indications, many of these disorders have no approved therapies. As a result, recent scientific advancements have been overlooked, which we believe presents us with an opportunity to pursue these indications. These reasons include:

•

High penetrance linking genetic defect to disorder pathology. Some rare neurological disorders have a genetic origin and typically have a strong correlation, or penetrance, between the presence of a gene and the manifestation of the corresponding disease pathology. As a result, we believe in those cases we can develop drug candidates that will be efficacious in patients with a given genetic profile.

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

The Ovid Strategy

Our strategy is to pursue drug discovery and development for rare neurological disorders in a manner that is scientifically driven, patient focused and is coupled with an integrated and discipled approach to research, clinical development and business development. As we build on our understanding of these rare neurological conditions, we gain an appreciation of the way the different molecular mechanisms and pathways underlying these disorders help drive the symptoms patients suffer. This, in turn, benefits us with the knowledge gained about genetics, relevant molecular pathways, physiological impact and clinical endpoints from one disorder to another, which we believe will enable us to build a scalable scientific platform and efficient development capabilities. Ovid has set out to be a leader in this field, and by keeping our focus on neurology, it is our belief that this offers us the potential to produce multiple medicines in the future, and thereby succeed in our mission.

Scientifically Driven

We take a scientifically driven approach to identify promising drug candidates for our pipeline. We are building our portfolio based on the existence of clear biological rationales, including a focus on disorders that have, where possible, a direct genetic linkage. We use our deep understanding of the area to identify mechanisms of action, appropriate targets and initial drug candidates. As we advance our drug candidates into and through the clinical evaluation, we are building on the emerging body of scientific and clinical insights developed by us and others in the biopharmaceutical industry to target these important disease pathways of the brain. As we evaluate data from previous and ongoing preclinical studies and clinical trials, we intend to refine and improve our scientific approach and apply these insights to continue to build our pipeline and conduct our clinical trials.

In particular, our approach is driven by the following scientific principles:

•	identify the genetic origin of the disorder;
•	develop understanding of gene expression and link to pathophysiology;
•	target biological pathways or genes for which proof-of-concept has been established via in vitro or animal models;
•	focus on the pathways and mechanisms that cause the pathology of the disorder and that generate the symptoms that we can target;
•	target optimal mechanism of action for drug candidates; and
•	utilize biomarkers if present that can provide evidence of the activity of our drug candidates.

Patient Focused

We are focused on the patient communities affected by the rare neurological disorders we address. We believe this aspect of our approach is critical. Each of these disorders affect small populations of patients, but carry serious morbidities and require extensive and specialized involvement from the patients’ families, caregivers, physicians and patient advocacy groups.

Our strategy is enhanced by the following patient-focused principles:

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

Research and Development Coupled with Business Development

We have built a broad pipeline of potential drug candidates to treat rare neurological disorders.   Initially we in-licensed or partnered drug candidates. More recently our pipeline has been built through our internal research and development efforts in collaboration with external leaders in the field. The intended result is to develop a diversified pipeline to mitigate development risk and provide for scientific and medical opportunity. Central to the success of this process is coupling a highly focused and disciplined effort to link our research effort in key laboratories around the world aimed at discovering and securing relevant assets in selected rare neurological disorders.

As a result, we have built a specialized, scalable and robust infrastructure that we believe will make us a leader in rare neurological disorders and the partner of choice for leading biopharmaceutical companies or academic institutions that wish to maximize the value of their neurology drug candidates or research platforms in these areas. This infrastructure spans across critical domains which include but are not exclusive of target discovery, drug delivery and clinical development. If and when our drug candidates are approved, we also plan to establish over time a focused commercial and distribution network dedicated to rare neurological disorders in the United States and Europe, where we believe the patient populations and medical specialists are sufficiently concentrated to effectively market our drug candidates. We believe that we are particularly well positioned to execute on our business development strategy because of both the extensive network of our Chairman and Chief Executive Officer Dr. Jeremy Levin and other members of our management team, as well as our demonstrated success in collaboration with partners including Takeda.

Our Pipeline

Our efforts have already brought two drug candidates from proof of concept and either through pivotal trials or to the initiation of pivotal trials. The following table sets forth the status and mechanism of action of our drug candidates:

OV935 (soticlestat)

OV935 is being developed in a joint collaboration with Takeda for the treatment of rare epileptic encephalopathies. In January 2017, we entered into a license and collaboration agreement with Takeda, or the Takeda collaboration agreement, to develop and commercialize OV935 (soticlestat or TAK-935). Under the Takeda collaboration agreement, all costs and all profits are shared on a worldwide basis and Ovid leads development and in addition is responsible for commercialization in North America, Europe and Israel.

In March 2021, we entered into a royalty, license and termination agreement, or the Takeda License and Termination Agreement, with Takeda under which Takeda will secure global rights at closing from us to develop and commercialize the investigational medicine OV935 for the treatment of developmental and epileptic encephalopathies, including DS and LGS. Closing of the Takeda License and Termination Agreement is subject to the satisfaction of customary closing conditions. See “Business—License and Collaboration Agreements—Agreements with Takeda—2021 Royalty, License and Termination Agreement with Takeda” for a discussion of the terms of the Takeda License and Termination Agreement.

OV935 is a potent, highly selective inhibitor of the enzyme cholesterol 24-hydroxylase, or CH24H. We believe, if approved, OV935 has the potential to become a first-in-class and only-in-class compound targeting the metabolism of cholesterol in the brain. We believe that OV935 inhibits a key enzyme in cholesterol metabolism pathway in the brain and may modulate the excitatory signals involved in epilepsy, which may suppress seizures. CH24H is predominantly expressed in the brain, where it plays a central role in cholesterol homeostasis and neuronal physiology. Recent literature suggests that in addition to its impact on membrane cholesterol homeostasis in the central nervous system, modulation of CH24H may have an impact on over-activation of neurotransmitter pathways that have been implicated in a number of neurological disorders, such as epilepsy. Preclinical data suggest that inhibition of brain CH24H indirectly reduces glutamatergic signaling via NMDA receptors and modulates glial function and inflammation, which may impact disease pathology and epileptogenesis.

We believe that because OV935 is an inhibitor of CH24H it may modulate the excitatory signals involved in epilepsy, which may suppress seizures. In addition to these effects on seizures and excitability of the brain, we believe that OV935 may reduce inflammation in and neurotoxic damage to the brain, which may lead to long-term, disease modifying effect. As a result, OV935 is being developed in rare and difficult to treat epilepsies with the goal to develop OV935 not just as a potential medicine to treat the seizures but also one that may have long-term disease-modifying potential. We believe that OV935 if successful in these areas may have utility in other areas as well. OV935 is initially being studied in those suffering from severe and often intractable forms of DEE, including Dravet syndrome, or DS, Lennox-Gastaut syndrome, or LGS, CDKL5 Deficiency Disorder, or CDD, and Duplication 15q, or Dup15q syndrome. There are limited or no therapeutic options in each of these disorders.

We have completed multiple trials on OV935 and expect to initiate pivotal phase 3 trials in second quarter of 2021.  Previously we completed a Phase 1b/2a clinical trial of OV935 in a mixed group of adults with DEE and announced the results in December 2018. The trial achieved its primary endpoint of safety and tolerability, dose proportional reduction in a potential plasma biomarker called 24HC, and a robust reduction in seizure frequency (61% at day 92), with two patients becoming seizure-free at the end of the treatment period. Following this trial and as further discussed below, we reported the initial data from the Phase 2 open-label extension study (which we refer to as the ENDYMION trial) of OV935 in six patients who previously completed our 12-week Phase 1b/2a clinical trial of OV935 in adults with DEE.

On August 25, 2020, we, together with Takeda, announced positive topline results from the ELEKTRA trial which was a phase 2 trial in DS and LGS, along with updated findings from the ENDYMION trial. Based on the trial results of ELEKTRA and after presentation of the data and review of the phase 3 pivotal trial approach with regulatory authorities in the US (FDA), EU (CHMP), and Japan (PMDA), we expect to initiate two separate multinational Phase 3 pivotal registrational trials in Dravet syndrome and LGS with OV935 in the second quarter of 2021.

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

OV935 Clinical Data

Phase 1 Trials

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

The following table summarizes each Phase 1 trial:

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

ENDYMION

ENDYMION is a Phase 2 prospective, multi-center, open-label extension study of OV935 in patients with DEE who have participated in a previous OV935 clinical study. The primary objective is to assess the long-term safety and tolerability of OV935 over four years of treatment in patients with rare epilepsies. A secondary endpoint evaluates the effect of OV935 on seizure frequency over time. ENDYMION enrolled eligible patients from the ELEKTRA and ARCADE trials, each discussed below.

In September 2019, we announced initial data from the first six patients in ENDYMION who were previously enrolled in the Phase 1b/2a clinical trial of OV935 in adults with DEE and subsequently ceased taking OV935 for a period of between 6 weeks and 12 months. Therefore, in most cases the seizure frequency increased from the end of the adult DEE trial until they were enrolled in ENDYMION. As shown in Table 1, longer-term data from ENDYMION out to 48 weeks suggest increased seizure reduction with prolonged treatment of OV935 and is consistent with the believed mechanism of action of OV935. Median seizure frequency reductions were 84% following 25 to 36 weeks (n=6) and 90% following 37 to 48 weeks (n=4) of treatment.

Table 1: % Reduction from Baseline in Seizure Frequency

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

In addition to the six patients from the Phase 1b/2a adult DEE trial included in this data analysis, all patients who have completed the ARCADE and ELEKTRA trials to date have enrolled in ENDYMION. Data from patients who have completed ARCADE, our Phase 2, multi-center, open-label, pilot study evaluating the treatment of OV935 in patients with epileptic seizures associated with CDD or Dup15q syndrome, are not included the above analysis due to their limited treatment duration in ENDYMION. Data from patients previously treated in ELEKTRA are not included in the above analysis due to the ELEKTRA trial being double-blinded and placebo-controlled at the time of the analysis.

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

As discussed below, in August 2020 and September 2020, we announced updated findings from ENDYMION from patients who completed the ELEKTRA and ARCADE studies, respectively, and elected to enroll in ENDYMION.

ELEKTRA

ELEKTRA was an international, multi-center, randomized, double-blind, placebo-controlled study designed to evaluate treatment with soticlestat in pediatric patients, aged 2 to 17 years, with highly refractory epileptic seizures associated with convulsive seizures (DS) or drop seizures (LGS). The study consisted of a four- to six-week screening period to establish baseline seizure frequency, followed by a 20-week double-blind treatment period, including an 8-week dose optimization period and a 12-week maintenance period. During the 8-week dose optimization period, patients were titrated from 100mg twice daily (BID), to 200mg BID to 300mg BID (mg/kg dosing for <60 kg) of orally administered soticlestat.

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

On August 25, 2020, we, together with Takeda, announced positive topline results from ELEKTRA and updated findings from ENDYMION. The ELEKTRA study achieved its primary endpoint with high statistical significance, demonstrating a 27.8% median reduction from baseline in convulsive seizure (DS) and drop seizure (LGS) frequency compared to a 3.1% median increase in patients taking placebo during the 12-week maintenance period (median placebo-adjusted reduction=30.5%; p=0.0007, based on the efficacy analysis set of 120 patients with seizure data in the maintenance period). In addition, DS and LGS patients treated with soticlestat demonstrated a 29.8% median reduction in convulsive seizure (DS) and drop seizure (LGS) frequency compared to 0.0% change in median seizure frequency in patients taking placebo during the full 20-week treatment period (titration plus maintenance) of the ELEKTRA study (placebo-adjusted reduction=25.1%; p=0.0024). Soticlestat was generally well-tolerated in the ELEKTRA study and demonstrated a safety profile consistent with those of previous studies, with no new safety signals identified. All patients who completed the ELEKTRA study elected to enroll into the ENDYMION open-label extension study and findings from ENDYMION were also reported on August 25, 2020.  The ENDYMION study data of rolled-over ELEKTRA patients support results in the ELEKTRA study. The ENDYMION data indicated maintenance of effect over 6 months in those patients originally randomized to soticlestat, and similarly reduced seizure frequency as compared to baseline in those patients previously assigned to the placebo arm. No new safety signals were identified in ENDYMION.

ARCADE

ARCADE is a Phase 2 open-label, signal-finding pilot study designed to inform the potential for future development of soticlestat in CDD and Dup15q syndrome. The study enrolled 20 patients, ages 2 to 55 years, with refractory epileptic seizures associated with CDD (n=12) or Dup15q (n=8) and consisted of a four- to six-week screening period to establish baseline seizure frequency, followed by a 20-week treatment period, including an eight-week titration/dose optimization period and a 12-week maintenance period. Patients in the study were allowed to be on one to six concomitant AEDs, with the majority of patients concomitantly treated with at least four AEDs, representing a highly refractory patient population. The primary objective of the ARCADE study was to determine percent change from baseline in motor seizure frequency during the 12-week maintenance period.  Further, all patients who completed ARCADE enrolled in the ENDYMION open-label extension study.

On September 30, 2020, we announced results from ARCADE and updated findings from ENDYMION. Together, data from the ARCADE and ENDYMION studies showed seizure frequency reduction over time. In CDD patients (n=12), median motor seizure frequency reduction was 24% during the 12-week maintenance period in the ARCADE study, increasing to a 50% reduction in the ENDYMION long-term extension study in the five CDD patients who reached nine months of continuous treatment. In Dup15q patients (n=8), there was an increase in median motor seizure frequency in the ARCADE study during the 12-week maintenance period; however, longer-term data from the four Dup15q patients who reached nine months of continuous treatment showed a 74% reduction in median motor seizure frequency. Soticlestat was generally well tolerated in both studies and continues to demonstrate a favorable safety profile. We believe the results are encouraging and next steps are being evaluated with Takeda.

OV101 (gaboxadol)

To date, we have been developing OV101 for the treatment of Angelman syndrome and Fragile X syndrome, two neurodevelopmental disorders that are characterized by similar symptoms. In December 2020, we reported the primary endpoint of the Pivotal Phase 3 trial in pediatric individuals with Angelman syndrome (the NEPTUNE trial) was not achieved. Based on the results of the NEPTUNE trial, further development of OV101, other than the ongoing long-term extension study with Angelman syndrome patients who had previously been in a trial for OV101 (the ELARA trial), is currently on hold. The data from all trials is under review and further development of OV101, if any, will be the subject of full analysis of this data.

Angelman syndrome and Fragile X syndrome have overlapping symptoms, including sleep disorder, aberrant behavior, anxiety and cognitive or intellectual disabilities thought to be caused by decreased tonic inhibition, an important mechanism whereby it is believed that the brain distinguishes signal from noise. Both of these disorders are typically diagnosable in early childhood and require full-time care for the patients affected. In September 2016, the FDA granted orphan drug designation for OV101 for the treatment of Angelman syndrome; in October 2017 the FDA granted orphan drug designation for OV101 for the treatment of Fragile X syndrome; in December 2017 the FDA granted fast track designation for the treatment of Angelman syndrome; and in March 2018, the FDA granted fast track designation for the treatment of Fragile X syndrome.  In June 2019, the European Commission granted OV101 orphan drug designation for the treatment of Angelman syndrome based on the results of the STARS clinical trial.

OV101 and Tonic Inhibition

Tonic inhibition is a critical physiological regulatory mechanism that allows a healthy human brain to decipher excitatory and inhibitory neurological signals correctly without being overloaded. Defects of this system are thought to play a role in multiple disease states, including Angelman syndrome, Fragile X syndrome and insomnia. Because of its unique mode of action, OV101 represents a promising compound targeting this mechanism.

Decreased tonic inhibition results in an imbalance in the ratio of excitation to inhibition. If tonic inhibition is reduced, the brain becomes inundated with signals and loses the ability to separate background noise from critical information. This imbalance disrupts normal brain functioning, including sensory processing and integration. Disruption of tonic inhibition can lead to a multiplicity of symptoms including, but not limited to, sleep abnormalities, motor deficiencies, behavioral manifestations, delayed development, intellectual disability and severe speech impairment. By modulating tonic inhibition, OV101 may have the potential to alleviate important symptoms and provide a meaningful clinical benefit to patients across several disorders.

We believe that OV101 modulates tonic inhibition. Disruption of tonic inhibition can lead to a multiplicity of symptoms including, but not limited to, sleep abnormalities, motor deficiencies, behavioral manifestations, delayed development, intellectual disability and severe speech impairment. We believe modulating tonic inhibition may have a meaningful clinical impact in patients with Angelman syndrome and Fragile X syndrome.

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

According to the National Organization for Rare Disorders, the approximate prevalence of Angelman syndrome is between 1 in 12,000 and 1 in 20,000 people. There are currently no approved therapies in the United States or ex-US specifically for the treatment of Angelman syndrome. No standard of care exists for Angelman syndrome, and current therapeutic options are symptomatic, suggesting a high unmet clinical need. Given the likely high burden of Angelman syndrome, new treatments targeting the aetiology of the syndrome that result in even small improvements in features of the syndrome may be clinically meaningful for patients and their families.

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

We have conducted a number of clinical trials with OV101. In 2017, we completed a successful Phase 1 clinical trial in adolescent patients with Angelman and Fragile X syndrome. In 2018, we completed a Phase 2 trial of OV101 in adults and adolescents with Angelman syndrome, which we refer to as the STARS clinical trial. The STARS clinical trial achieved its primary endpoint of safety and tolerability and showed statistically significant improvement in the once-daily OV101 dosing group on the pre-specified physician-rated Clinical Global Impressions-Improvement, or CGI-I, exploratory endpoint as well as improvements in relevant symptoms such as sleep, motor function and behavior.

Based on the results of the NEPTUNE trial, further development of OV101, other than the ELARA trial, is currently on hold. The data is under review and further development, if any, will be the subject of full analysis of the data from this trial together with the data from ELARA.

Angelman Syndrome

STARS

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

NEPTUNE

Following the End of Phase 2 Meeting, we initiated the NEPTUNE trial and enrolled our first pediatric patient in September 2019. NEPTUNE was a randomized, double-blind, placebo-controlled, Phase 3 study that enrolled and treated 97 pediatric patients diagnosed with Angelman syndrome, four to 12 years of age, and seven patients diagnosed with Angelman syndrome ages two to three years for safety and pharmacokinetic evaluation only. The study was designed to assess the effects of treatment with OV101 (oral, once-daily dosing) versus placebo over 12 weeks. The sole primary endpoint was change in overall score on the Clinical Global Impression-Improvement-Angelman syndrome, or CGI-I-AS, scale. Secondary endpoints included sleep, communication, motor function, socialization, daily living skills and behaviour domains.

The primary endpoint of the NEPTUNE study was not achieved. Patients given OV101 showed a 0.7-point improvement in CGI-I-AS over baseline while placebo also showed a 0.8-point improvement in CGI-I-AS (p=NS). Secondary endpoints continue to be evaluated, although initial results show no difference between OV101 and placebo.

OV101 was well-tolerated, with no significant safety issues observed. We plan to complete a full analysis of the results of the NEPTUNE study and discuss these results with the FDA to determine next steps, if any, for the program. We will continue to offer study drug to patients enrolled in the open-label extension trial, ELARA, pending further analysis of the NEPTUNE study.

ELARA

Based on the STARS clinical trial data, we also initiated ELARA, an open-label extension trial which enrolled its first patient in February 2019, and enrollment is ongoing. We expect to report data from the ELARA study in the first half of 2021.

Based on the results of the NEPTUNE trial, further development of OV101, other than the ELARA trial, is currently on hold. The data is under review and further development, if any, will be the subject of full analysis of the data from this trial together with the data from ELARA.

Fragile X Syndrome

ROCKET

In May 2020, we completed a Phase 2 trial evaluating OV101 in adolescent and young male adults with Fragile X syndrome, which we refer to as the ROCKET clinical trial. The trial met its primary objective and OV101 appeared to be well tolerated over 12 weeks of treatment with no serious adverse events reported across all three dose cohorts. OV101 demonstrated a statistically significant effect on secondary behavioral endpoints in the three combined study groups as follows: 26.2% mean improvement in the Aberrant Behavior Checklist for Fragile X (ABC-CFXS) total score from baseline to week 12 (p=0.002); and a 21.6% mean improvement in the Anxiety, Depression and Mood Scale (ADAMS) total score from baseline to week 12 (p=0.004). Statistically significant improvements were also observed across various ABC-FXS and ADAMS subscales. In addition, OV101 demonstrated a statistically significant mean reduction of 0.4 in the Clinical Global Impressions Scale-Severity (CGI-S) total score (p=0.002) from baseline to week 12.

SKYROCKET

We also initiated the SKYROCKET study in the fourth quarter of 2018.  SKYROCKET was a 12-week, non-drug study to assess the suitability of several behavioral scales in individuals with Fragile X syndrome. The trial was an observational study designed to provide additional data on the key endpoints that are being explored in the ROCKET trial as well as provide contextual data on the benefit offered by the standard of care. The participating clinicians and caregivers were aware that the trial was non-interventional. The mean changes from baseline to week 12 were evaluated in the ABC total and subscale scores, the ADAMS subscale scores, and the CGI-S subscale scores as well as the mean change in CGI-I score at week 12. Other exploratory scales were also assessed. High variability was seen among caregiver-administered assessments (ABC-c, ADAMS) compared to clinician-assessed scales (CGI-I, CGI-S). The caregiver-administered assessments showed a placebo response as seen with previous Fragile X syndrome trials. In these other trials, placebo response rates were highly variable. Therefore, the SKYROCKET trial data will help inform future study design, including potential endpoints and measures to mitigate placebo response.

Based on the results of the NEPTUNE trial, development of OV101 in Fragile X syndrome is under review to enable us to fully understand the ramifications if any, for any potential future trial in Fragile X syndrome.

Previous Clinical Development of OV101 in Insomnia

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

Safety and Tolerability

Overall, OV101 was observed to be well-tolerated in adult patients aged 18-64 years in the Phase 2 and Phase 3 insomnia trials at doses of 5mg to 15mg given as evening doses. Success in these previous trials does not ensure that our clinical trials in OV101 will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of OV101. The most common reported adverse events were headache, nausea, vomiting, somnolence and dizziness. In general, the adverse events appeared to be dose-related. The majority of the serious adverse events observed were considered to not be related to treatment with OV101. One SAE, fatigue, was considered by Lundbeck and Merck as probably related to OV101 treatment. Among the nine SAEs considered by Lundbeck and Merck to be possibly related to OV101 treatment, there were three cases of fainting and one case each of: radius fracture, abnormal QRS axis, transient ischemic attack, non-cardiac chest pain, unresponsive to stimuli and atrial fibrillation. Across trials there were no apparent clinical trends regarding SAEs with respect to frequency, distribution across system organ classes or preferred terms. Also, there were no apparent clinical differences versus placebo. In the Phase 3 trials at the 15mg dose, at least one SAE was observed in 1.3% of subjects at two weeks and 3 months and 3.0% of subjects at 12 months versus 0.0% to 1.0% on placebo over the same time frame.

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

Early-stage Research Programs

OV329 (GABA aminotransferase inhibitor) is a preclinical compound being developed by us for the treatment of seizures associated with Tuberous Sclerosis Complex and Infantile Spasms. OV329 functions by substantially reducing the activity of GABA aminotransferase (GABA-AT), a key enzyme responsible for the degradation of the brain’s major inhibitory neurotransmitter, GABA. OV329 leads to increased concentrations of GABA by inhibiting its metabolism. Given that epilepsy is characterized by excessive neuronal excitation, the increased levels of GABA may suppress this excitatory signaling and may reduce seizures. If successful, we anticipate OV329 could be used to treat seizures associated with Tuberous Sclerosis Complex and Infantile Spasms and we are currently assessing this approach in the pre-clinical setting. In December 2016, we entered into a license agreement with Northwestern University, or Northwestern, pursuant to which Northwestern granted us an exclusive, worldwide license to patent rights in certain inventions, or the Northwestern Patent Rights, which relate to a specific compound and related methods of use for such compound, along with certain Know-How related to the practice of the inventions claimed in the Northwestern Patents.

OV882 is a short hairpin RNA (shRNA-551) we are evaluating as a potential disease-modifying gene therapy for Angelman syndrome. The most common cause of Angelman syndrome is the loss of functional UBE3A protein due to a defect in the maternal copy of the UBE3A gene. Our aim is to develop a disease-modifying noncoding RNA vector that reduces expression of UBE3A-antisense and restores UBE3A expression via the paternal gene copy. We are in early stages of our research. This research program is being conducted in collaboration with the University of Connecticut School of Medicine

In June 2020, we began a strategic research collaboration with Columbia University Irving Medical Center, or Columbia, to advance genetic based therapies for a range of rare neurological conditions, complementary of our pipeline. This collaboration provides us with the potential to expand our future drug development portfolio and impact individuals living with rare genetic neurological conditions by working closely with the Precision Medicine Resource in the Irving Institute at Columbia. Our first research program with Columbia is OV815 and focuses on the kinesin-family of proteins and KIF1A-associated neurological disorder (KAND), under this research and translational development alliance, Columbia will align its expertise in rare disease genetics and deep clinical understanding of rare neurological diseases with our discovery, translational, and clinical development expertise in neurodevelopmental disorders and rare epilepsies.

License and Collaboration Agreements

      Collaboration Agreement with Angelini Pharma

On July 9, 2020, we entered into the Angelini License Agreement with Angelini, pursuant to which we granted to Angelini exclusive rights to develop and commercialize OV101, a selective agonist of the GABAA receptor, for the treatment of Angelman syndrome in the European Economic Area as well as Switzerland, the United Kingdom, Russia and Turkey, or the European Territory.  The licenses granted to Angelini include sublicenses under the Lundbeck Agreement, as well as licenses under our patents and know-how covering OV101.  Angelini will be responsible for conducting any clinical trials necessary to obtain regulatory approval for OV101 for Angelman syndrome in the European Territory, and we will be responsible for bearing a portion of the costs for such trials.  We will also be responsible, at our expense, for the completion of certain ongoing clinical trials for OV101, to the extent applicable to obtaining regulatory approval for OV101 in the European Territory.  Angelini has the exclusive right, at its election, to develop and commercialize OV101 for the treatment of Fragile X Syndrome in the European Territory.  The parties may also mutually agree to pursue additional indications for OV101 in the European Territory, and in such case, Angelini would have the exclusive rights to commercialize in such additional indications. Angelini is required to use commercially reasonable efforts to conduct development activities for OV101, and following regulatory approval, to commercialize OV101 in each approved indication.

In conjunction with the entry into the Angelini License Agreement, the parties entered into a separate supply agreement, pursuant to which we will be responsible for supply of OV101 to Angelini for development and commercialization in the European Territory, through Angelini’s existing supply relationship with Lundbeck.  The Angelini License Agreement also provides for a transfer, at Angelini’s expense, of the relevant manufacturing technology from us and Lundbeck to Angelini, in order to enable Angelini to assume responsibility for its own manufacture and supply of OV101 in the future.

Under the Angelini License Agreement, Angelini made an upfront payment and a milestone payment related to the transfer of a specified amount of compound and related information to the Company of $25.0 million during the year ended December 31, 2020.  Angelini will be required to make additional milestone payments to us upon the completion of the specified components of the technology transfer and achievement of specified regulatory milestones for OV101 in Angelman syndrome of up to $55.0 million in the aggregate, as well as up to €162.5 million ($199.9 million) in sales milestone payments for achievement of specified levels of net sales in the European Territory.  In addition, Angelini will be required to pay tiered royalties on net sales by Angelini, its affiliates or sublicensees at double-digit percentages above the teens, subject to certain reductions and offsets.  Royalties will be payable on a product-by-product and country-by-country basis until the latest of the expiration of the licensed patents covering such product in such country, the expiration of market exclusivity for such product in such country, and fifteen years from first commercial sale of such product in such country.

Either party may terminate the Angelini License Agreement for an uncured material breach of the other party or in the case of insolvency.  We may terminate the Angelini License Agreement if Angelini challenges any of the licensed patents.  Angelini may terminate the Angelini License Agreement for convenience during specified notice periods, which are determined based upon whether the product has been commercially launched in the European Territory.

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

In connection with the Lundbeck agreement, we issued 489,756 shares of our common stock to Lundbeck. We also agreed to pay to Lundbeck milestone payments up to an aggregate of $189.0 million upon the achievement of certain global development, regulatory and sales milestone events. Pursuant to the Lundbeck agreement, the first milestone payment is $1.0 million, which is due upon the successful completion of the first Phase 3 trial for a product in which OV101 is an active ingredient.  In addition, if we successfully develop and commercialize OV101, we will be obligated to pay to Lundbeck tiered royalties based on single-digit and low-double digit percentage of net sales of OV101, subject to certain reductions for generic product sales and for royalties paid for licenses to third party intellectual property. If Lundbeck manufactures OV101 compound for us after the expiration of the royalty term, we will pay to Lundbeck, in addition to the fully burdened cost of such manufacture, a low, single-digit manufacturing royalty on the net sales of OV101 manufactured by Lundbeck.

The Lundbeck agreement will continue until the expiration of all relevant royalty terms and may be earlier terminated by either party for the other party’s uncured material breach or insolvency. In addition, we can terminate the Lundbeck agreement upon advance notice for convenience at any time prior to first regulatory approval of OV101. If the Lundbeck agreement is terminated by us for convenience or by Lundbeck for our breach or insolvency, the OV101 compound will revert to Lundbeck and we will grant Lundbeck an exclusive license to develop and commercialize OV101; such license will be royalty-bearing if we filed an application for regulatory approval prior to termination. If we terminate the Lundbeck agreement for Lundbeck’s breach or insolvency, our license will continue and our obligations to make royalty payments to Lundbeck and to share Asian Partner payments with Lundbeck will continue but we will not be obligated to make further milestone payments to Lundbeck or to purchase any additional quantities of OV101 compound from Lundbeck’s existing inventory.

Agreements with Takeda

2017 License and Collaboration Agreement with Takeda

In January 2017, we entered into the Takeda collaboration agreement with Takeda. All activities of the collaboration regarding OV935 will be guided by the Takeda/Ovid “One Team” concept, an integrated and interdisciplinary team from both companies devoted to the successful advancement of OV935 across rare epilepsy syndromes. Pursuant to the Takeda collaboration agreement, we will take the lead in nonclinical and clinical development activities and commercialization of the compound OV935 and products containing this compound (as well as certain other similar compounds, including any prodrug where TAK-935 is the primary pharmacologically active metabolite) for the treatment of certain rare neurological diseases in the United States, Canada, the European Union and Israel. Takeda will take the lead in commercialization of OV935 in Japan and has the option to lead in Asia and the rest of the world, or the Takeda Territory. While we and Takeda have agreed to initially focus on certain rare neurological disorders, the scope of the collaboration may in the future include other mutually agreed upon rare neurological disorders.

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

We and Takeda are collaborating in the development of OV935. Pursuant to the terms of the Takeda collaboration agreement, each party is required to use commercially reasonable efforts to develop OV935 for the treatment of certain rare neurological disorders in accordance with a mutually agreed upon development plan. We are primarily responsible for activities related to the development of OV935, and as such Takeda will transition certain development activities to us. Takeda is initially responsible for regulatory activities in all countries (excluding Israel). We are initially responsible for regulatory activities in Israel, and, upon regulatory approval in the United States, Canada, and the European Union, we will assume responsibility for further regulatory activities in such jurisdictions.

We and Takeda are collaborating in the commercialization of OV935. Pursuant to the terms of the Takeda collaboration agreement, each party is required to use commercially reasonable efforts to commercialize OV935 for the treatment of certain rare neurological disorders in its territory. We are responsible for commercialization of OV935 in the United States, Canada, the European Union and Israel, and Takeda is responsible for commercialization of OV935 in Japan and has the first right to elect to commercialize the products in the Takeda Territory. Additionally, Takeda has the right to jointly commercialize the products with us in the United States and/or the European Union for any additional mutually agreed upon rare neurological indication.

Under the Takeda collaboration agreement, we and Takeda initially share equally all development and commercialization costs and expenses prior to launch of a product and all revenues and commercialization costs and expenses after launch. In the event that we and Takeda agree to expand the scope of the collaboration to include additional rare neurological disorders, either party may elect not to fund all or a portion of the development of such indication, in which case such party’s overall share of revenues and commercialization costs and expenses after launch of a product may be reduced under certain circumstances.

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

2021 Royalty, License and Termination Agreement with Takeda

On March 2, 2021, we entered into a royalty, license and termination agreement, or the Takeda License and Termination Agreement, with Takeda, relating to the Takeda collaboration agreement described above. Under the terms of the Takeda License and Termination Agreement, upon closing of the transaction, the Takeda collaboration agreement will be terminated by mutual agreement, and Takeda will secure rights to our 50% global share in OV935 (soticlestat), and an exclusive license under our relevant intellectual property rights, in exchange for an upfront payment, development and commercial milestone payments, and royalties.  Takeda will assume all responsibility for, and costs of, both development and commercialization of soticlestat following closing. At closing, we will receive an upfront payment of $196.0 million and are eligible to receive up to an additional $660.0 million in development, regulatory and sales milestones.  In addition, if soticlestat achieves regulatory approval, we will receive tiered royalties on net sales of soticlestat at percentages ranging from the low double-digits up to 20%, subject to standard reductions in certain circumstances.  Royalties are payable on a country-by-country and product-by-product basis during the period beginning on the date of the first commercial sale of such product in such country and ending on the later to occur of the expiration of patent rights covering the product in such country and a specified anniversary of such first commercial sale. The Takeda collaboration agreement will remain in effect until Takeda’s cessation of commercialization of soticlestat.  We expect to close the Takeda License and Termination Agreement in the first half of 2021, subject to the satisfaction of customary closing conditions, including regulatory review by the appropriate regulatory agencies under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Takeda License and Termination Agreement may be terminated upon the mutual agreement of the parties, or by either Takeda or the Company, if the closing has not occurred on or before May 14, 2021.

Northwestern License

In December 2016, we entered into a license agreement with Northwestern, pursuant to which Northwestern granted us an exclusive, worldwide license to patent rights in certain inventions, or the Northwestern Patent Rights, which relate to a specific compound and related methods of use for such compound, along with certain Know-How related to the practice of the inventions claimed in the Northwestern Patents.

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

Upon entry into the Northwestern agreement, we paid an upfront non-creditable one-time license issuance fee of $75,000, and we are required to pay an annual license maintenance fee of $20,000, which will be creditable against any royalties payable to Northwestern following first commercial sale of licensed products under the agreement.  We are responsible for all ongoing costs of filing, prosecuting and maintaining the Northwestern Patents, but we also have the right to control such activities using our own patent counsel.  In consideration for the rights granted to us under the Northwestern agreement, we are required to pay to Northwestern up to an aggregate of $5.3 million upon the achievement of certain development and regulatory milestones for the first product covered by the Northwestern Patents, and, upon commercialization of any such products, will be required to pay to Northwestern a tiered royalty on net sales of such products by the Company, its affiliates or sublicensees, at percentages in the low to mid-single-digits, subject to standard reductions and offsets.  Our royalty obligations continue on a product-by-product and country-by-country basis until the later of the expiration of the last-to-expire valid claim in a licensed patent covering the applicable product in such country and 10 years following the first commercial sale of such product in such country.  If Ovid sublicenses a Northwestern Patent Right, it will be obligated to pay to Northwestern a specified percentage of sublicense revenue received by us, ranging from the high single digits to the low-teens.

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

Sales and Marketing

Given our stage of development, we have not yet established a commercial organization or distribution capabilities, however, in November 2019 we hired a Chief Commercial Officer to begin planning to establish a commercial organization. We plan to build focused capabilities in the United States and European Union to commercialize our development programs focused on rare disorders of the brain. In other markets for which commercialization may be less capital efficient for us, we may selectively pursue strategic collaborations with third parties in order to maximize the commercial potential of our drug candidates.

Manufacturing and Supply

We currently outsource all manufacturing, and we intend to use our collaborators and contract manufacturers for the foreseeable future. However, certain members of our management have broad experience in manufacturing, which we believe may provide a competitive advantage.

Competition

We believe Sage Therapeutics, Inc., Marinus Pharmaceuticals, Inc. and Zynerba Pharmaceuticals, Inc. are our most direct competitors with respect to OV101 in Angelman syndrome and Fragile X syndrome. Biogen Inc. in collaboration with Ionis Pharmaceuticals, Inc., Roche Holding AG, PTC Therapeutics, Inc. and Ultragenyx Pharmaceutical Inc. in collaboration with GeneTx Biotherapeutics LLC are working on genetic approaches to Angelman syndrome.

We believe Zogenix, Inc., GW Pharmaceuticals plc, Sage Therapeutics, Inc., Marinus Pharmaceuticals, Inc., Zynerba Pharmaceuticals, Inc., Stoke Therapeutics, Inc. and PTC Therapeutics, Inc. are our most direct competitors with respect to OV935.

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

We currently own issued U.S. patents directed to treatment of Angelman syndrome and Fragile X syndrome with OV101 that expire in 2035, excluding any regulatory extensions. We also have exclusively licensed a portfolio of issued U.S. and international patents from Lundbeck directed to polymorphic forms of OV101 and their preparation, and these patents expire on dates ranging from 2025 to 2028. In addition, we have exclusively licensed from Lundbeck an issued U.S. patent that will expire in 2036 and a pending application directed to an OV101 manufacturing processes that, if issued, would have a statutory expiration in 2036. We have also filed, and own, multiple patent families directed to methods of treatment and formulations with OV101. Additional issued patents and pending applications are directed to methods of treating neurodegenerative diseases and developmental disorders. We are seeking or will seek patent protection for these inventions in numerous countries and regions including, among others, Europe, Australia, Canada, Mexico, Israel, Japan, China, and Korea.

We licensed from Takeda a portfolio of U.S. and international patents and applications directed to the OV935 composition of matter, and these patents and applications expire in 2032, excluding any regulatory extensions.

Individual patents extend for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, utility patents issued for applications filed in the United States are granted a term of 20 years from the earliest effective filing date of a non-provisional patent application. In addition, in certain instances, a patent term can be extended to recapture a portion of the U.S. Patent and Trademark Office, or the USPTO, delay in issuing the patent as well as a portion of the term effectively lost as a result of the FDA regulatory review period. However, as to the FDA component, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. The actual protection afforded by a patent may vary on a product-by-product basis, from country to country and can depend upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

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

Government Regulation

The FDA and regulatory authorities in state and local jurisdictions and in other countries impose substantial and burdensome requirements upon companies involved in the clinical development, manufacture, marketing and distribution of drugs, such as those we are developing. These agencies and other federal, state and local entities regulate, among other things, the research and development, testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion, distribution, post-approval monitoring and reporting, sampling and export and import of drugs and drug candidates.

U.S. Government Regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending New Drug Applications (NDAs) or Biologics License Applications (BLAs), withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

The process required by the FDA before a drug product may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations.
•	submission to the FDA of an IND which must become effective before human clinical trials may begin.
•	approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated.

•

performance of adequate and well controlled human clinical trials in accordance with good clinical practice, or GCP, requirements to establish the safety and efficacy of the proposed drug product for each indication.

•	submission to the FDA of an NDA or BLA.
•	satisfactory completion of an FDA advisory committee review, if applicable.
•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practice, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

•	FDA review and approval of the NDA or BLA.

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

Marketing Approval

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA or BLA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA or BLA is subject to a substantial application user fee. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision.

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

In addition, under the Pediatric Research Equity Act of 2003, or PREA, as amended and reauthorized, certain must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements.

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

Before approving an NDA or BLA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA or BLA, the FDA may inspect one or more clinical trial sites to assure compliance with GCP requirements.

After evaluating the application and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a complete response letter. A complete response letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA or BLA and may require additional clinical or preclinical testing in order for FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

Even if the FDA approves a product, it may limit the approved indications for use of the product, require that particular contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Orphan Drug Act

Under the Orphan Drug Act of 1983, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for this type of disease or condition will be recovered from sales in the United States for that drug. Orphan drug designation must be requested before submitting an NDA or BLA. After the FDA grants orphan drug designation, the name of the sponsor, identity of the drug or biologic and its potential orphan use are disclosed publicly by the FDA. The orphan drug designation does not shorten the duration of the regulatory review or approval process, but does provide certain advantages, such as a waiver of PDUFA fees, enhanced access to FDA staff and potential waiver of pediatric research requirements.

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full NDA or BLA, or an abbreviated NDA (ANDA) or Biosimilar application, to market a drug or biologic with the same active moiety for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the application user fee. A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Fast Track Designation

The FDA is required to facilitate the development and expedite the review of pharmaceutical products that are intended for the treatment of a serious or life-threatening condition for which there is no effective treatment, and which demonstrate the potential to address unmet medical needs for the condition. Under the fast-track program, the sponsor of a new drug candidate may request the FDA to designate the product for a specific indication as a fast-track product concurrent with or after the filing of the IND for the product candidate. The FDA must determine if the product candidate qualifies for fast-track designation within 60 days after receipt of the sponsor’s request.

In addition to other benefits, such as the ability to have more frequent interactions with the FDA, the agency may initiate review of sections of a fast-track product’s NDA or BLA before the application is complete. This rolling review is available if the applicant provides and the FDA approves a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA’s PDUFA review period for a fast-track application does not begin until the last section of the application is submitted. In addition, the fast-track designation may be withdrawn by the FDA if the agency believes that the designation is no longer supported by data emerging in the clinical trial process.

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

The FDA may impose a number of post-approval requirements as a condition of approval of a marketing authorization. For example, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP requirements and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

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

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls.
•	fines, warning letters or holds on post-approval clinical trials;
•	refusal of the FDA to approve related pending applications or supplements to approved applications, or suspension or revocation of product approvals;
•	product seizure or detention, or refusal to permit the import or export of products; or
•	injunctions or the imposition of civil or criminal penalties.

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

Coverage and Reimbursement

Sales of our drug candidates, if approved, will depend, in part, on the extent to which such products will be covered by third-party payors, such as government health care programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly limiting coverage or reducing reimbursements for medical products and services. In addition, the U.S. government, state legislatures, and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Third-party payors decide which therapies they will pay for and establish reimbursement levels. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. Further, no uniform policy for coverage and reimbursement exists in the United States. Therefore, decisions regarding the extent of coverage and amount of reimbursement to be provided for any drug candidates that we develop will be made on a payor-by-payor basis. Each payor determines whether or not it will provide coverage for a therapy, what amount it will pay the manufacturer for the therapy, and on what tier of its formulary it will be placed. The position on a payor’s list of covered drugs, or formulary, generally determines the co-payment that a patient will need to make to obtain the therapy and can strongly influence the adoption of such therapy by patients and physicians. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party reimbursement for our drug candidates or a decision by a third-party payor to not cover our drug candidates could reduce physician usage of our drug candidates, once approved, and have a material adverse effect on our sales, results of operations and financial condition. Coverage policies and third-party payor reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

The U.S. laws that may affect our ability to operate, among others, include: the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information; certain state laws governing the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; the federal Anti-Kickback Statute, which prohibits, among other things, individuals or entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs; federal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent; federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters; the Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics, and medical supplies to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding their payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year.

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

For example, implementation of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively the Affordable Care Act, or the PPACA, has substantially changed healthcare financing and delivery by both governmental and private insurers, and significantly impacted the pharmaceutical industry. The PPACA, among other things, established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents, revised the methodology by which rebates owed by manufacturers to the state and federal government for covered outpatient drugs under the Medicaid Drug Rebate Program are calculated, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, provided incentives to programs that increase the federal government’s comparative effectiveness research and created a licensure frame work for follow-on biologic products. Since its enactment there have been executive, judicial and Congressional challenges to certain aspects of the PPACA. For example, President Trump has signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the PPACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Moreover, on December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the Supreme Court has not yet ruled on the constitutionality of the PPACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the PPACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create barriers to obtaining access to health insurance coverage through Medicaid or the PPACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the PPACA.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, then President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, including the BBA, will remain in effect through 2030 unless additional Congressional action is taken. However, COVID-19 relief support legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2021. Additionally, in January 2013, then President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. For example, there have been presidential executive orders and several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products.  It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives.

We expect that additional federal and state, as well as foreign, healthcare reform measures will be adopted in the future, particularly in light of the new presidential administration, any of which could result in reduced demand for our products or additional pricing pressure. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

Employees and Human Capital Resources

As of December 31, 2020, we had 67 full-time employees, 40 of whom were primarily engaged in research and development activities and 16 of whom had an MD or PhD degree.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of equity-based compensation awards and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Facilities

We lease the space for our principal executive offices, which are located at 1460 Broadway, New York, New York, on a monthly basis. We believe that our facilities are adequate to meet our current needs.

Corporate and Other Information

We were incorporated in Delaware in April 2014. Our principal executive offices are located at 1460 Broadway, Suite 15021 New York, New York 10036 and our telephone number is (646) 661-7661. Our corporate website address is www.ovidrx.com. Information contained on or accessible through our website is not a part of this Annual Report, and the inclusion of our website address in this Annual Report is an inactive textual reference only.

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

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Annual Report on Form 10-K, including our audited condensed financial statements and related notes hereto, before deciding to invest in our common stock. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In these circumstances, the market price of our common stock could decline and you may lose all or part of your investment. We cannot assure you that any of the events discussed below will not occur. In addition, such risks may be amplified by the COVID-19 pandemic and its potential impact on Ovid’s business and the global economy.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant operating losses since inception and expect to continue to incur substantial operating losses for the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern if we are unsuccessful raising additional capital.

Since inception in April 2014, we have incurred significant operating losses. Our net loss was $81.0 million for the year ended December 31, 2020. As of December 31, 2020, we had an accumulated deficit of $294.2 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our drug candidates, as well as hiring employees and building our infrastructure. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

Management has identified certain conditions or events, which, considered in the aggregate, raise substantial doubt about our ability to continue as a going concern, including the risk that we will be unable to raise adequate additional capital to fund our operations through at least the 12 months following the filing date of the this annual report on Form 10-K. Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of our common stock. If we are unable to raise capital, we may be required to delay, reduce the scope of or eliminate research and development programs, or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain drug candidates that we might otherwise seek to develop or commercialize independently. In addition, if we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment. Further, the perception that we may be unable to continue as a going concern may impede our ability to pursue strategic opportunities or operate our business due to concerns regarding our ability to discharge our contractual obligations.

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

Our ability to generate revenue from drug sales and achieve profitability depends on our ability, alone or with any current or future collaborative partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our current and future drug candidates. We do not anticipate generating revenue from drug sales for the next several years, if ever. Our ability to generate revenue from drug sales depends heavily on our, or any current or future collaborators’, success in the following areas, including but not limited to:

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

As of December 31, 2020, our cash and cash equivalents were $72.0 million and we had an accumulated deficit of $294.2 million. Management has identified certain conditions or events, which, considered in the aggregate, raise substantial doubt about our ability to continue as a going concern, including the risk that we will be unable to raise adequate additional capital to fund our operations through at least the 12 months following the filing date of this annual report on Form 10-K. Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of our common stock. If we are unable to raise capital, we may be required to delay, reduce the scope of or eliminate research and development programs, or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain drug candidates that we might otherwise seek to develop or commercialize independently. In addition, if we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment. Further, the perception that we may be unable to continue as a going concern may impede our ability to pursue strategic opportunities or operate our business due to concerns regarding our ability to discharge our contractual obligations.

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

Until such time as we can generate substantial revenue from drug sales, if ever, we expect to finance our cash needs through a combination of equity and debt financings, strategic alliances, and license and development agreements in connection with any collaborations. We do not have any committed external source of funds. To the extent that we issue additional equity securities, our stockholders may experience substantial dilution, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. In addition, we may issue equity or debt securities as consideration for obtaining rights to additional compounds. For example, in our arrangement with Takeda, upon the achievement of a certain development milestone, we will be obligated to issue to Takeda additional securities equal to up to 8% of our outstanding capital stock in certain situations which will dilute our stockholders. In addition, further dilution may occur if we elect to issue shares of common stock to Takeda as payment for the remaining potential global commercial and regulatory milestone payments, which aggregate to approximately $35.0 million. In March 2021, we entered into a royalty, license and termination agreement (“Takeda License and Termination Agreement”) with Takeda under which Takeda will secure global rights at closing from us to develop and commercialize the investigational medicine OV935 for the treatment of developmental and epileptic encephalopathies, including DS and LGS. Closing of the Takeda License and Termination Agreement is subject to satisfaction of customary closing conditions. See “Business—License and Collaboration Agreements—Agreements with Takeda—2021 Royalty, License and Termination Agreement with Takeda” for a discussion of the terms of the Takeda License and Termination Agreement.

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

Our NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. Our federal NOLs generated in tax years beginning on or before December 31, 2017 are permitted to be carried forward for only 20 years under applicable U.S. tax law.  Under the Tax Cuts and Jobs Act, or the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the utilization of such federal NOLs incurred in the taxable year beginning after December 31, 2020 is limited. It is uncertain how various states will respond to the Tax Act and CARES Act.

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

Success in preclinical testing and early clinical trials does not ensure that subsequent clinical trials will generate similar results or otherwise provide adequate data to demonstrate the efficacy and safety of a drug candidate. Frequently, drug candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. For instance, our STARS trial was the first clinical trial evaluating efficacy of OV101 in patients with Angelman syndrome and OV101 has not been evaluated in a clinical trial to treat Fragile X syndrome. We may be unable to demonstrate efficacy in any future trials, including any future clinical trials of OV101 to treat Angelman syndrome. For instance, in December 2020, we reported the primary endpoint of the NEPTUNE study was not achieved. Based on the results of the NEPTUNE trial, further development of OV101, other than the ELARA trial, is currently on hold. Similarly, our Phase 1b/2a adult study in OV935 showed exploratory signals of efficacy in seizure frequency reduction, but we may be unable to demonstrate efficacy in future trials in patients with DEE, or the related indications of Dravet syndrome, Lennox-Gastaut syndrome, CDKL5 Deficiency Disorder or Duplication 15q (“Dup15q”) syndrome, and the FDA has not yet made any determination regarding safety and efficacy of OV935 in any of these indications. The results from preclinical studies of OV101 and OV935 in animal models and the results from our STARS clinical trial of OV101 in patients with Angelman syndrome and clinical trials of OV101 in patients with primary insomnia may not be predictive of the effects of these compounds in later stage clinical trials. Our approach of targeting the extrasynaptic GABAA receptor with OV101, and cholesterol 24-hydroxylase (CH24H) with OV935, are both novel and unproven, and as such, the cost and time needed to develop OV101 and OV935 is difficult to predict and our efforts may not be successful. If we do not observe favorable results in clinical trials of one of our drug candidates, we may decide to delay or abandon clinical development of that drug candidate. Any such delay or abandonment could harm our business, financial condition, results of operations and prospects.

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

•	delays in having patients complete participation in a trial or return for post-treatment follow-up;
•	occurrence of serious adverse events associated with the drug candidate that are viewed to outweigh its potential benefits;
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; or
•	business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters and public health epidemics.

In addition, our clinical trials may be affected by the COVID-19 pandemic.

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

Angelman syndrome is characterized by a variety of signs and symptoms, such as delayed development, intellectual disability, severe speech impairment, problems with movement and balance, seizures, sleep disorders and anxiety. In order to obtain a broad indication for treatment of Angelman syndrome from the FDA, we may need to demonstrate efficacy on several of the key symptoms of Angelman syndrome. If we fail to do so, our clinical development may be delayed and/or our label may be limited. In December 2020, we reported the primary endpoint of the NEPTUNE study was not achieved. Based on the results of the NEPTUNE trial, further development of OV101, other than the ELARA trial, is currently on hold.

We may need to develop a new liquid formulation of OV101 for use in infant patients if our existing formulation in capsules that can be opened and sprinkled on semi-solid foods is not acceptable to the regulatory authorities, and we may be unable to successfully develop an appropriate liquid formulation

Our existing formulation of OV101 is an oral capsule. We have recently developed lower strength capsules that can be opened and sprinkled on applesauce or similar semi-solid foods. However, we may need to develop an oral liquid formulation of OV101 for use in very young pediatric patients. While we have begun developing this formulation, we do not know if our efforts will be successful or if the FDA will agree that the new formulation is comparable to our current formulation. We may experience manufacturing problems that may affect solubility or stability, or we may discover that the new formulation is less effective than an oral capsule. In addition, we will need to conduct bridging studies to demonstrate that the new formulation is equivalent to our oral capsule, which could result in delays in development and additional costs.

If we are not successful in discovering, developing and commercializing additional drug candidates, our ability to expand our business and achieve our strategic objectives would be impaired.

A key element of our strategy is to develop and potentially commercialize a portfolio of drug candidates to treat rare neurological disorders. We intend to do so by in-licensing and entering into collaborations with leading biopharmaceutical companies or academic institutions for new drug candidates. Identifying new drug candidates requires substantial technical, financial and human resources, whether or not any drug candidates are ultimately identified. Our approach to business development, including our efforts to map the biological pathways related to orphan disorders of the brain and our relationships among the pharmaceutical industry, may not result in viable drug candidates for clinical development. The COVID-19 pandemic could also impact our ability to do in person due diligence, negotiations and other interactions to identify new opportunities. Even if we identify drug candidates that initially show promise, we may fail to in-license or acquire these assets and may also fail to successfully develop and commercialize such drug candidates for many reasons, including the following:

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

If we seek approval of our current or future drug candidates outside of the United States, we expect that we will be subject to additional risks in commercialization including:

•	different regulatory requirements for approval of therapies in foreign countries;
•	reduced protection for intellectual property rights;
•	the potential requirement of additional clinical studies in international jurisdictions;
•	unexpected changes in tariffs, trade barriers and regulatory requirements;
•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•	foreign reimbursement, pricing and insurance regimes;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•	business interruptions resulting from geopolitical actions, including war and terrorism or natural disasters and public health pandemics, such as COVID-19;

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

We are jointly developing OV935 with Takeda pursuant to the Takeda collaboration, which also granted us intellectual property rights to OV935. The development and commercialization of OV935 is highly dependent upon our relationship with Takeda, including Takeda’s submission of the IND to the FDA. If for any reason the Takeda collaboration is terminated, or we otherwise lose the intellectual property rights to OV935, our business would be adversely affected. The Takeda collaboration imposes on us rights and obligations, including but not limited to exclusivity, territorial rights, development, commercialization, funding, payment, diligence, sublicensing, insurance and intellectual property protection. After a negotiated time period, each party has the right to terminate the license for convenience upon six to twelve months’ notice to the other party, which would result in us being unable to co-develop and sell OV935. Further, if we breach any material obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages to Takeda, and Takeda may have the right to terminate the license. Takeda could also breach its obligations under the agreement or may not commit a sufficient amount of resources to satisfy its obligations, which would result in the development of OV935 being materially delayed or terminated. In March 2021, we entered into the Takeda License and Termination Agreement under which Takeda will secure global rights at closing from us to develop and commercialize the investigational medicine OV935 for the treatment of developmental and epileptic encephalopathies, including DS and LGS. Closing of the Takeda License and Termination Agreement is subject to satisfaction of customary closing conditions. See “Business—License and Collaboration Agreements—Agreements with Takeda—2021 Royalty, License and Termination Agreement with Takeda” for a discussion of the terms of the Takeda License and Termination Agreement.

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

We also acquired rights to OV935 pursuant to a license and collaboration agreement with Takeda (the “Takeda collaboration”) in January 2017. Under the Takeda collaboration, we are obligated to pay Takeda future payments upon achievement of specified milestones. Upon the first patient enrollment in the first Phase 3 trial for the first of the initial indications we and Takeda are focusing on pursuant to the Takeda collaboration, we are obligated to issue to Takeda the number of unregistered shares of our common stock equal to the lesser of (i) 8% of our outstanding capital stock on the issuance date or (ii) $50.0 million divided by the applicable share price, unless certain events occur. The remaining potential global commercial and regulatory milestone payments equal approximately $35.0 million and can be satisfied in cash or unregistered shares of our common stock at our election, unless certain events occur in which Takeda can require us to pay such payments in cash. In the event a payment settled in shares of our common stock would cause Takeda to own over 19.99% of our outstanding capital stock or other events occur, such payment must be paid in cash. If these payments become due under the terms of the Takeda collaboration and we can only pay, or choose to pay, these payments in cash, we may not have sufficient funds available to meet our obligations and our development efforts may be harmed. In March 2021, we entered into the Takeda License and Termination Agreement under which Takeda will secure global rights at closing from us to develop and commercialize the investigational medicine OV935 for the treatment of developmental and epileptic encephalopathies, including DS and LGS. Closing of the Takeda License and Termination Agreement is subject to satisfaction of customary closing conditions. See “Business—License and Collaboration Agreements—Agreements with Takeda—2021 Royalty, License and Termination Agreement with Takeda” for a discussion of the terms of the Takeda License and Termination Agreement.

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

Similarly, we acquired rights to OV935 from Takeda in January 2017. Because we were not involved in the development of OV935 prior to January 2017, we may experience difficulties in the transition of certain development activities from Takeda and its affiliates to us, which may result in delays in clinical trials, as well as problems in our development efforts. In March 2021, we entered into the Takeda License and Termination Agreement under which Takeda will secure global rights at closing from us to develop and commercialize the investigational medicine OV935 for the treatment of developmental and epileptic encephalopathies, including DS and LGS. Closing of the Takeda License and Termination Agreement is subject to satisfaction of customary closing conditions. See “Business—License and Collaboration Agreements—Agreements with Takeda—2021 Royalty, License and Termination Agreement with Takeda” for a discussion of the terms of the Takeda License and Termination Agreement.

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

Healthcare providers and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors may subject us to various federal and state fraud and abuse laws and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal false claims laws and the law commonly referred to as the Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our clinical research, proposed sales, marketing and educational programs. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct or may conduct our business. The laws that will affect our operations include, but are not limited to:

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

•

Physician Payments Sunshine Act, which is part of the PPACA, that require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services (“CMS”), information related to: (i) payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals; and (ii) ownership and investment interests held by physicians and their immediate family members which will be expanded beginning in 2022, to require applicable manufacturers to report information regarding payments and other transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year;

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

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. We cannot be sure that coverage and reimbursement will be available for any drug that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Inadequate coverage and reimbursement may impact the demand for, or the price of, any drug for which we obtain marketing approval. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our current and any future drug candidates that we develop. Further, coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

There have been executive, judicial, Congressional and executive branch challenges to certain aspects of the PPACA. For example, President Trump signed Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA.  Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the PPACA such as removing penalties, starting January 1, 2019, for not complying with the PPACA’s individual mandate to carry health insurance, delaying the implementation of certain PPACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D.  Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. The United States Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the Supreme Court has not yet ruled on the constitutionality of the PPACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the PPACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create barriers to obtaining access to health insurance coverage through Medicaid or the PPACA. It is unclear how the Supreme Court ruling, other such litigation and the healthcare reform measures of the Biden administration will impact the PPACA and our business.

Other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2030 unless additional Congressional action is taken. However, COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2021. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), which ended the use of the statutory formula and established a quality payment program, also referred to as the Quality Payment Program. In November 2019, CMS issued a final rule finalizing the changes to the Quality Payment Program. At this time, the full impact to overall physician reimbursement as a result of the introduction of the Quality Payment Program remains unclear.

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed and implemented regulations designed to control pharmaceutical and biological product pricing, including pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs.

It is possible that additional governmental action is taken in response to the ongoing COVID-19 pandemic.

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

For OV101, the FDA granted orphan drug designation for OV101 for the treatment of Angelman syndrome and for the treatment of Fragile X syndrome in September 2016 and October 2017, respectively. The EMA granted orphan designation for OV101 for the treatment of Angelman syndrome in June 2019. The FDA granted orphan drug designation for OV935 for the treatment of Dravet syndrome and Lennox-Gastaut syndrome both in December 2017. We intend to pursue orphan drug designation for OV101 in additional indications, pending our further analysis of the NEPTUNE trial data and analysis of data from ELARA, for OV935 in additional indications, pending closing of the Takeda License and Termination Agreement, and for potential other future drug candidates. Obtaining orphan drug designations is important to our business strategy; however, obtaining an orphan drug designation can be difficult and we may not be successful in doing so. Even if we were to obtain orphan drug designation for a drug candidate, we may not obtain orphan exclusivity and that exclusivity may not effectively protect the drug from the competition of different drugs for the same condition, which could be approved during the exclusivity period. Additionally, after an orphan drug is approved, the FDA could subsequently approve another application for the same drug for the same indication if the FDA concludes that the later drug is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusive marketing rights in the United States also may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. The failure to obtain an orphan drug designation for any drug candidates we may develop, the inability to maintain that designation for the duration of the applicable period, or the inability to obtain or maintain orphan drug exclusivity could reduce our ability to make sufficient sales of the applicable drug candidate to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition.

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

Rare Pediatric Disease Designation has been granted for OV101 for the treatment of Angelman Syndrome. In 2012, Congress authorized the FDA to award priority review vouchers to sponsors of certain rare pediatric disease product applications. This provision is designed to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases. Specifically, under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease drug product receiving a priority review voucher may transfer (including by sale) the voucher to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application. The FDA may also revoke any priority review voucher if the rare pediatric disease drug for which the voucher was awarded is not marketed in the U.S. within one year following the date of approval. For the purposes of this program, a “rare pediatric disease” is a (a) serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years, including age groups often called neonates, infants, children, and adolescents; and (b) rare disease or conditions within the meaning of the Orphan Drug Act. Congress has only authorized the Rare Pediatric Disease Priority Review Voucher program until September 30, 2024. However, if a drug candidate receives Rare Pediatric Disease Designation before September 30, 2024, it is eligible to receive a voucher if it is approved before September 30, 2026.

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

We do not own or operate, and we do not expect to own or operate, facilities for drug manufacturing, storage and distribution, or testing. We will be dependent on third parties to manufacture the clinical supplies of our drug candidates. The drug substance for OV101 was manufactured by Lundbeck. We believe that the drug substance transferred from Lundbeck under the Lundbeck Agreement will be sufficient for us to complete our ongoing and future clinical trials. Until the closing of the Takeda License and Termination Agreement, we will also continue to rely on Takeda to provide the drug product supply for our planned clinical trials of OV935.

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

If our contemplated royalty, license and repurchase agreement with Takeda is not successfully closed or if we fail to realize the benefits we anticipate from such strategic alliance, it may harm our business.

In March 2021, we entered into the Takeda License and Termination Agreement under which Takeda will secure global rights at closing from us to develop and commercialize the investigational medicine OV935 for the treatment of developmental and epileptic encephalopathies, including DS and LGS.

Under the Takeda collaboration, Takeda received equity in us and was eligible to receive up to $85.0 million in payments for regulatory milestones, including the initiation of Phase 3 clinical trials. Since signing the agreement, we led global development of OV935.

Should we close the Takeda License and Termination Agreement, all rights in OV935 will be owned by Takeda, or exclusively licensed to Takeda by us.  Takeda will assume sole responsibility for further worldwide development and commercialization, and we will no longer have any financial obligation to Takeda under the original collaboration agreement, including for milestone payments or any future development and commercialization costs.  Under the Takeda License and Termination Agreement we will be eligible to receive an upfront payment of $196.0 million at closing and eligible to receive up to an additional $660.0 million upon Takeda achieving development, regulatory and sales milestones. In addition, we would be entitled to receive tiered royalties beginning in the low double-digits, and up to 20% on sales of OV935, if approved and commercialized.

We expect to close the Takeda License and Termination Agreement in the first half of 2021, subject to the satisfaction of customary closing conditions, including regulatory review by the appropriate regulatory agencies under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Act”). We cannot assure you that such closing conditions will be satisfied or that the post-closing filing will be approved by the appropriate regulatory agencies under the HSR Act. If the regulatory agencies do not approve our filing, such agencies may request us to rescind the transactions related to the Takeda License and Termination Agreement. If we fail to close the Takeda License and Termination Agreement, then we will not be entitled to any of the payments described above, and the current terms of collaboration and related risks will remain in effect and our business and financial condition may be harmed.

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

We may need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.

As of December 31, 2020, we had 67 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day operations and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational inefficiencies, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future drug candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance, our ability to commercialize drug candidates, develop a scalable infrastructure and compete effectively will depend, in part, on our ability to effectively manage any future growth.

Our employees, principal investigators, consultants and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

We are exposed to the risk that our employees, consultants, distributors, and collaborators may engage in fraudulent or illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or disclosure of unauthorized activities to us that violates the regulations of the FDA and non-U.S. regulators, including those laws requiring the reporting of true, complete and accurate information to such regulators, manufacturing standards, healthcare fraud and abuse laws and regulations in the United States and abroad or laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and business arrangements in the healthcare industry, including the sale of pharmaceuticals, are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. It is not always possible to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Further, because of the work from home policies we implemented due to COVID-19, information that is normally protected, including company confidential information, may be less secure. If actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of significant fines or other sanctions, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings and curtailment of operations, any of which could adversely affect our ability to operate our business and our results of operations. Whether or not we are successful in defending against such actions or investigations, we could incur substantial costs, including legal fees, and divert the attention of management in defending ourselves against any of these claims or investigations.

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

Until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance future cash needs through public or private equity or debt offerings. In November 2020, we filed a shelf registration statement on Form S-3 (Registration No. 333-250054) that allows us to sell up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities and/or warrants (the “S-3 Registration Statement”), which includes a prospectus covering the issuance and sale of up to $75.0 million of common stock pursuant to an at-the-market (“ATM”) offering program. As of December 31, 2020, we had $250.0 million available under our S-3 Registration Statement, including $75.0 million available pursuant to our ATM program. Financing activities may have an adverse impact on our stockholders’ rights as well as on our operations, and such additional funding may not be available on reasonable terms, if at all. If we raise additional funds through the issuance of additional debt or equity securities, it may result in dilution to our existing stockholders and/or increased fixed payment obligations. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations and potentially impair our competitiveness, such as redeeming our shares, making investments, issuing additional equity, limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, if we seek funds through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us. Any of these events could significantly harm our business, financial condition and prospects.

You will be diluted by any conversions of outstanding Series A convertible preferred stock and exercises of outstanding options.

As of December 31, 2020, we had outstanding options to purchase an aggregate of 10,403,420 shares of our common stock at a weighted average exercise price of $5.26 per share and 3,250,000 shares of common stock issuable upon conversion of outstanding Series A convertible preferred stock for no additional consideration. Such Series A convertible preferred stock is convertible any time at the option of the holder thereof subject to the beneficial ownership limitations described in Note 6 to the financial statements contained in this Annual Report on Form 10-K. The exercise of such options and conversion of the Series A convertible preferred stock for shares of our common stock will result in further dilution of your investment and could negatively affect the market price of our common stock. In addition, you may experience further dilution if we issue common stock, or securities convertible into common stock, in the future. As a result of this dilution, you may receive significantly less than the full purchase price you paid for the shares in the event of liquidation.

Concentration of ownership of our common stock among our executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Based upon our shares of our common stock outstanding as of March 8, 2021, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 35.54% of our outstanding common stock.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on The Nasdaq Global Select Market on May 5, 2017, under the symbol “OVID.”

Comparative Stock Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act. The following graph shows a comparison from May 5, 2017 (the date our common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2020, of the cumulative total return for our common stock, the Nasdaq Composite Index, and the Nasdaq Biotechnology.

The graph assumes an initial investment of $100 on May 5, 2017. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

Holders of Record

As of March 8, 2021, we had approximately 11 holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

None.

Item 6.  Selected Financial Data

This item is no longer required as we have elected to early adopt the changes to Item 301 of Regulation S-K contained in SEC Release No. 33-10890.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis and other parts of this Annual Report on Form 10-K contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-K. You should carefully read the “Risk Factors” section of this Annual Report on Form 10-K to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”

Overview

We are a biopharmaceutical company focused on developing impactful medicines for patients and families living with rare neurological disorders. We believe these disorders represent an attractive area for drug development as the understanding of the underlying biology has grown meaningfully over the last few years and today represent a substantial opportunity medically and commercially. Based on the rapid increase in scientific understanding of the role of genetics and key biological pathways relevant to diseases of the brain, we aim to identify, discover and develop novel compounds for the treatment of rare neurological disorders. We have built a deep knowledge of such diseases, how to treat them and how to develop the clinically meaningful endpoints required for development of a compound in these disorders. As a result of this knowledge, we have developed a pipeline of first-in-class compounds and programs and have demonstrated our model by progressing compounds through to late-stage development. We continue to execute on our strategy to build this pipeline by discovering in-licensing and collaborating with leading biopharmaceutical companies and academic institutions.

Our latest pipeline includes two late-stage programs and several earlier stage programs.

Since our inception in April 2014, we have devoted substantially all of our efforts to organizing and planning our business, building our management and technical team, acquiring operating assets and raising capital.

During the year ended December 31, 2020, we generated $12.6 million of license and other revenue through our Collaboration and License Agreement, or the Angelini License Agreement, with Angelini Pharma Rare Diseases AG, or Angelini, and have otherwise funded our business primarily through the sale of our capital stock. Through December 31, 2020, we have raised net proceeds of $275.4 million from the sale of our convertible preferred stock and our common stock. As of December 31, 2020, we had $72.0 million in cash and cash equivalents. We recorded net losses of $81.0 million and $60.5 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $294.2 million.

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

Recent Developments

Royalty, License and Termination Agreement with Takeda

On March 2, 2021, we entered into a royalty, license and termination agreement, or the Takeda License and Termination Agreement, with Takeda, relating to the Takeda collaboration agreement described above in Item 1. Business section. Under the terms of the Takeda License and Termination Agreement, upon closing of the transaction, the Takeda collaboration agreement will be terminated by mutual agreement, and Takeda will secure rights to our 50% global share in soticlestat, and an exclusive license under our relevant intellectual property rights, in exchange for an upfront payment, development and commercial milestone payments, and royalties.  Takeda will assume all responsibility for, and costs of, both development and commercialization of soticlestat following closing. At closing, we will receive an upfront payment of $196.0 million and are eligible to receive up to an additional $660.0 million in development, regulatory and sales milestones.  In addition, if soticlestat achieves regulatory approval, we will receive tiered royalties on net sales of soticlestat at percentages ranging from the low double-digits up to 20%, subject to standard reductions in certain circumstances.  Royalties are payable on a country-by-country and product-by-product basis during the period beginning on the date of the first commercial sale of such product in such country and ending on the later to occur of the expiration of patent rights covering the product in such country and a specified anniversary of such first commercial sale. The Takeda License and Termination Agreement will remain in effect until Takeda’s cessation of commercialization of soticlestat.  We expect to close the Takeda License and Termination Agreement in the first half of 2021, subject to the satisfaction of customary closing conditions, including regulatory review by the appropriate regulatory agencies under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Takeda License and Termination Agreement may be terminated upon the mutual agreement of the parties, or by either Takeda or the Company, if the closing has not occurred on or before May 14, 2021.

COVID-19 Update

We have implemented business continuity plans designed to address and mitigate the impact of the ongoing COVID-19 pandemic on our employees and our business. We continue to operate normally with the exception of enabling all of our employees to work productively at home and abiding by travel restrictions issued by federal, state and local governments. Our current plans to return to the office remain fluid as federal, state and local guidelines, rules and regulations continue to evolve.

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

Other Income, Net

Other income consists of interest income earned on our cash and cash equivalents maintained in money market funds and prior short-term investments that were maintained in U.S. treasury notes.

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following table summarizes the results of our operations for the periods indicated:

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019	Change $
	(in thousands)
Revenue:
License and other revenue	$12,617	$-	$12,617
Operating expenses:
Research and development	63,417	42,157	21,260
General and administrative	30,631	19,252	11,379
Total operating expenses	94,048	61,409	32,639
Loss from operations	(81,431)	(61,409)	(20,022)
Other income, net	395	948	(553)
Net loss	$(81,036)	$(60,461)	$(20,575)

Revenue

Total revenue was $12.6 million for the year ended December 31, 2020 as a result of revenue recorded in connection with the Angelini License Agreement. We did not generate any revenue during the year ended December 31, 2019.

Research and Development Expenses

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019	Change $
	(in thousands)
Preclinical and development expenses	$43,612	$27,034	$16,578
Payroll and payroll-related expenses	15,439	11,496	3,943
Other expenses	4,366	3,627	739
Total research and development	$63,417	$42,157	$21,261

Research and development expenses were $63.4 million for the year ended December 31, 2020 compared to $42.2 million for the year ended December 31, 2019. The increase of $21.3 million was primarily due to an increase in development activities related to our ongoing development programs. During the year ended December 31, 2020, total research and development expenses consisted of $43.6 million in preclinical and development expenses, including a credit of $0.7 million representing costs reimbursable to the Company from Takeda in respect of the Takeda collaboration, $15.4 million in payroll and payroll-related expenses, of which $2.8 million related to stock-based compensation, and $4.4 million in other expenses.  During the year ended December 31, 2019, total research and development expenses consisted of $27.0 million in preclinical and development expenses, including a credit of $4.7 million representing costs reimbursed to us from Takeda in respect of the Takeda collaboration, $11.5 million in payroll and payroll-related expenses, of which $2.4 million related to stock-based compensation, and $3.6 million in other expenses.

General and Administrative Expenses

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019	Change $
	(in thousands)
Payroll and payroll-related expenses	$13,390	$9,888	$3,502
Legal and professional fees	13,824	5,623	8,201
General office expenses	3,417	3,741	(324)
Total general and administrative	$30,631	$19,252	$11,379

General and administrative expenses were $30.6 million for the year ended December 31, 2020 compared to $19.3 million for the year ended December 31, 2019. The increase of $11.4 million primarily consisted of increases in legal fees, compliance and pre-commercialization expenses and professional fees of $8.2 million and payroll-related expenses of $3.5 million.

Other Income, Net

Other income includes interest income of $0.4 million for the year ended December 31, 2020 and $0.9 million for the year ended December 31, 2019.

Income Taxes

There was no provision for income taxes for the years ended December 31, 2020 and 2019 because we have historically incurred operating losses and we maintain a full valuation allowance against our net deferred tax assets.  The valuation allowance was approximately $89.8 million and $76.5 million at December 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

Overview

As of December 31, 2020, we had total cash, cash equivalents and short-term investments of $72.0 million as compared to $76.7 million as of December 31, 2019.

On July 9, 2020, we entered into the Angelini License Agreement with Angelini, pursuant to which we granted to Angelini exclusive rights to develop and commercialize OV101 in the European Territory.  Under the Angelini License Agreement, Angelini made an upfront payment and a milestone payment related to the transfer of a specified amount of compound and related information to the Company of $25.0 million during the year ended December 31, 2020. In addition, Angelini will be required to make additional milestone payments to us upon the completion of the specified components of the technology transfer, and achievement of specified regulatory milestones for OV101 in Angelman syndrome of up to $55.0 million in the aggregate, as well as up to €162.5 million ($199.9 million) in sales milestone payments for achievement of specified levels of net sales in the European Territory.  Angelini also will be required to pay tiered royalties on net sales by Angelini, its affiliates or sublicensees at double-digit percentages above the teens, subject to certain standard reductions and offsets.

In November 2020, we filed a new shelf registration statement on Form S-3 (Registration No. 333-250054) that allows us to sell up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities and/or warrants (the “S-3 Registration Statement”), which includes a prospectus covering the issuance and sale of up to $75.0 million of common stock pursuant to an at-the-market (“ATM”) offering program. As of December 31, 2020, we had $250.0 million available under our S-3 Registration Statement, including $75.0 million available pursuant to our ATM program.

In August 2020, we sold 6,250,000 shares of our common stock at a public offering price of $8.00 per share, for net proceeds of $46.7 million, after deducting underwriting discounts and commissions and other offering expenses payable by us, or the August 2020 Offering.

In February 2019, we sold 13,993,778 shares of our common stock and 2,500 shares of Series A Convertible Preferred Stock at a public offering price of $2.00 and $2,000 per share, respectively, for net proceeds of $30.5 million, after deducting underwriting discounts and commissions and other offering expenses payable by us, or the February 2019 Offering. In October and November 2019, we sold 10,350,000 shares of our common stock, which included the full exercise of the underwriters’ option to purchase additional shares, and 4,000 shares of Series A Convertible Preferred Stock at a public offering price of $2.50 and $2,500 per share, respectively, for net proceeds of $33.5 million after deducting underwriting discounts and commissions and other offering expenses payable by us, or the October 2019 Offering.

During the year ended December 31, 2019, we sold 6,893,888 shares of our common stock under our previous ATM program for net proceeds of $22.3 million after deducting sales agent commissions and other offering expenses payable by us, or the ATM Offering.

Similar to other development-stage biotechnology companies, we have generated limited revenue, which has been through the Angelini License Agreement.  We have incurred losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the next several years. We incurred net losses of approximately $81.0 million and $60.5 million for the year ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $294.2 million and working capital of $52.8 million.

Management has identified these conditions or events, which, considered in the aggregate, raise substantial doubt about our ability to continue as a going concern, including the risk that we will be unable to raise adequate additional capital to fund operations through at least the next 12 months from the date of filing of this Annual Report on Form 10-K.  Management’s response to these conditions and events is that the successful closing of the Takeda License and Termination Agreement with Takeda (see note 12 of our Consolidated Financial Statements) will provide the liquidity needed to alleviate the substantial doubt referred to above.  As described in note 12 of our Consolidated Financial Statements, there are certain conditions to close the Takeda License and Termination Agreement, however, management has determined that the likelihood of not closing in the first half of 2021 is remote. In the event that we are unable to close the Takeda License and Termination Agreement, we will need to raise additional capital in order to alleviate substantial doubt about our ability to continue as a going concern. The failure to raise capital as and when needed could have a negative impact on our financial condition and ability to pursue our business strategy.  If we are unable to raise capital, we may be required to delay, reduce the scope of or eliminate research and development programs, or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain drug candidates that we might otherwise seek to develop or commercialize independently.

In addition to the proceeds we expect to receive upon closing of the Takeda License and Termination Agreement, we plan to finance our cash needs through either equity offerings, debt financings, collaborations, strategic alliances, or licensing agreements or a combination of any such transactions. To the extent that we raise additional capital through future equity offerings or debt financings, ownership interests may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt and equity financings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. There can be no assurance that such financings will be obtained on terms acceptable to us, if at all. The ongoing COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets.  If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations. If we raise additional funds through collaborations, strategic alliances or licensing agreements with third parties for one or more of our current or future drug candidates, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates or to grant licenses on terms that may not be favorable to us. Our failure to raise capital as and when needed would have a material adverse effect on our financial condition and our ability to pursue our business strategy.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$(51,584)	$(51,091)
Investing activities	34,648	(30,041)
Financing activities	47,072	86,539
Net increase in cash and cash equivalents	$30,136	$5,407

Net Cash Used in Operating Activities

Net cash used in operating activities was $51.6 million for the year ended December 31, 2020, which consisted of a net loss of $81.0 million offset by a net of $29.5 million of non-cash charges and indirect cash changes, primarily related to $7.5 million of stock-based compensation expense and $12.4 million of deferred revenue. Net cash used in operating activities was $51.1 million for the year ended December 31, 2019, which consisted of a net loss of $60.5 million offset by a net of $9.4 million of non-cash charges and indirect cash changes, primarily related to $5.2 million of stock-based compensation expense.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $34.6 million for the year ended December 31, 2020, compared to $30.0 million used in investing activities for the year ended December 31, 2019. The change in net cash provided by investing activities was primarily due to the higher maturities of short-term investments during the year ended December 31, 2020 compared to net purchases during the year ended December 31, 2019.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $47.0 million for the year ended December 31, 2020 was primarily due to the net proceeds from the August 2020 Offering. Net cash provided by financing activities of $86.5 million for the year ended December 31, 2019 was primarily due to the net proceeds from the February 2019 Offering, October 2019 Offering and ATM Offering.

Contractual Obligations and Commitments

As of December 31, 2020, we agreed to continue certain studies that were ongoing at the time of signing the Angelini License Agreement.  In March 2021, we entered into the Takeda License and Termination Agreement under which Takeda will secure global rights at closing from us to develop and commercialize the investigational medicine OV935 for the treatment of developmental and epileptic encephalopathies, including DS and LGS. Closing of the Takeda License and Termination Agreement is subject to satisfaction of customary closing conditions, including regulatory review by the appropriate regulatory agencies under the HSR Act. We had no other material contractual obligations or commitments. We had no long-term debt or leases and no material non-cancelable purchase commitments with service providers, as we have generally contracted on a cancelable, purchase order basis. We excluded any potential contingent payments upon the achievement by us of clinical, regulatory and commercial events, as applicable, or royalty payments that we may be required to make under license agreements we have entered into with various entities pursuant to which we have in-licensed certain intellectual property as contractual obligations or commitments, including agreements with H. Lundbeck A/S, Northwestern, and our Takeda license agreement. Pursuant to these license agreements, we have agreed to make milestone payments up to an aggregate of $279.3 million upon the achievement of certain development, regulatory and sales milestones. We excluded these contingent payments given that the timing, probability, and amount, if any, of such payments cannot be reasonably estimated at this time.

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

During the year ended December 31, 2020, we recognized revenue.  In addition, see Note 2 of our Consolidated Financial Statements under the heading “Recent Accounting Pronouncements” for new accounting pronouncements or changes to the accounting pronouncements during the year ended December 31, 2020.

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

Stock-Based Compensation

We account for stock-based compensation awards in accordance with the Financial Accounting Standards Board Accounting Standards Codification, or ASC, Topic 718, Compensation—Stock Compensation, or ASC 718 (see Note 2 of our Consolidated Financial Statements). ASC 718 requires all stock-based compensation awards to be recognized as expense based on their grant date fair values. We recognized expenses over the requisite service period, which is generally the vesting period of the award under the straight-line method.  We account for forfeitures as they occur. We record the expense for stock-based compensation awards subject to performance-based milestone vesting over the remaining service period when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions at each reporting date.

We measure the grant-date fair value based on the Black-Scholes option-pricing model, which uses subjective assumptions and other inputs.  These assumptions and inputs include:

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

Revenue Recognition

We recognize revenue under sublicense agreements in accordance with the ASC 606. We currently have one such agreement, the Angelini License Agreement. The terms of the agreement within this scope may contain multiple performance obligations, including but not limited to licenses and research and development activities. ASC 606 requires that we evaluate these agreements to determine the distinct performance obligations. Non-refundable, up-front fees that are not contingent on any future performance and require no consequential continuing involvement by us, are recognized as revenue when the license term commences and the licensed data, technology or product is delivered. We defer recognition of non-refundable upfront fees if the performance obligations are not satisfied.

Prior to recognizing revenue, we make estimates of the transaction price, including variable consideration that is subject to a constraint. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration may include all or portions of upfront license fees, payments for research and development activities, reimbursement of certain third-party costs, payments based upon the achievement of specified milestones, royalty payments based on product sales derived from collaboration and other payments.

If there are multiple distinct performance obligations, we allocate the transaction price to each distinct performance obligation based on its relative standalone selling price. For the Angelini License Agreement, the transaction price was allocated based on the standalone selling prices of the license and ongoing trials. The portion of the upfront payment allocated to the license was recognized in full as it was non-refundable and not contingent on any future performance and requires no consequential continuing involvement by the Company. Revenue related to ongoing trials is recognized by measuring the progress toward complete satisfaction of the performance obligations over time based on the portion of estimated total trial costs to be incurred. Milestone payments are considered contingent variable consideration which are not accounted for until the contingencies are met.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. As of December 31, 2020, we had cash and cash equivalents of $72.0 million that were held in an interest-bearing money market account. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents in institutional market funds that are comprised of U.S. Treasury and U.S. Treasury-backed repurchase agreements.

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

As of December 31, 2020, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2020 our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, under the supervision and with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item is incorporated by reference to the information set forth in the sections titled “Proposal 1 – Election of Directors,” “Executive Officers,” and “Information Regarding the Board and Corporate Governance” and “Delinquent Section 16(a) Reports,” if any, in our 2021 Proxy Statement.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information set forth in the section titled “Executive Officer and Director Compensation” in our 2021 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management and “Equity Compensation Plan Information” in our 2021 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to the information set forth in the section titled “Transactions with Related Persons” and “Information Regarding the Board and Corporate Governance – Board Independence” in our 2021 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information set forth in the section titled “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policies and Procedures” contained in our 2021 Proxy Statement.

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

4.3

Description of the Securities of Ovid Therapeutics Inc. (incorporated herein by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K (File No. 001-38085), filed with the Commission on March 12, 2020).

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

10.13+

Non-Employee Director Compensation Plan (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K (File No. 001-38085), filed with the Commission on March 12, 2020).

10.14+

Executive Employment Agreement between the Registrant and Jeremy M. Levin, dated June 5, 2015 (incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-217245), filed with the Commission on April 10, 2017).

10.15+

Second Amended and Restated Executive Employment Agreement between the Company and Amit Rakhit, effective November 1, 2019 (incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K (File No. 001-38085), filed with the Commission on March 12, 2020.

10.16+

Third Amended and Restated Executive Employment Agreement between the Company and Tim Daly, effective December 18, 2019 (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K (File No. 001-38085), filed with the Commission on March 12, 2020.

10.17+	Executive Employment Agreement between the Company and Jeff Rona, effective September 30, 2020

10.18+	Executive Employment Agreement between the Company and Jason Tardio, effective October 21, 2019

10.19+	Amended and Restated Executive Employment Agreement between the Company and Thomas Perone, effective January 1, 2020

10.20†

License Agreement by and between H. Lundbeck A/S and the Company, dated March 25, 2015 (incorporated herein by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-217245), filed with the Commission on May 2, 2017).

10.21†

Collaboration and License Agreement, by and between the Company and Takeda Pharmaceutical Company Limited, effective January 6, 2017 (incorporated herein by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-217245), filed with the Commission on April 10, 2017).

10.22†

Series B-1 Preferred Stock Purchase Agreement, by and between the Company and Takeda Pharmaceutical Company Limited, dated January 6, 2017 (incorporated herein by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-217245), filed with the Commission on April 10, 2017).

10.23†

License Agreement by and between Northwestern University and the Company, dated December 15, 2016.  (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K (File No. 001-38085), filed with the Commission on April 10, 2017).

10.24^

First Amendment to License Agreement, by and between H. Lundbeck A/S and the Company, dated May 10, 2019 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (File No. 001-38085), filed with the Commission on June 17, 2019).

10.25†	Collaboration and License Agreement, by and between the Company and Angelini Pharma Rare Diseases AG, dated July 9, 2020.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the signature page to this report).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

OVID THERAPEUTICS INC.

Date: March 15, 2021	By:	/s/ Jeremy M. Levin
Jeremy M. Levin
Chief Executive Officer (Principal Executive Officer)

Date: March 15, 2021	By:	/s/ Timothy Daly
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

Signature	Title	Date

/s/ Jeremy M. Levin, DPhil, MB BChir Jeremy M. Levin, DPhil, MB BChir	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2021

/s/ Timothy Daly Timothy Daly	Executive Vice President, Finance and Corporate Controller (Principal Financial and Accounting Officer)	March 15, 2021

/s/ Karen Bernstein, PhD Karen Bernstein, PhD	Director	March 15, 2021

/s/ Barbara Duncan	Director	March 15, 2021
Barbara Duncan

/s/ Bart Friedman Bart Friedman	Director	March 15, 2021

/s/ Douglas Williams, PhD Douglas Williams, PhD	Director	March 15, 2021

OVID THERAPEUTICS INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Ovid Therapeutics Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ovid Therapeutics Inc. and subsidiary (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

New York, New York

March 15, 2021

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

OVID THERAPEUTICS INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$72,033,930	$41,897,144
Short-term investments	-	34,841,969
Related party receivable	141,763	1,131,146
Prepaid expenses and other current assets	2,667,508	1,942,933
Total current assets	74,843,201	79,813,192

Long-term prepaid expenses	477,171	359,539
Security deposit	150,626	135,390
Property and equipment, net	135,620	68,363
Other assets	318,900	467,247
Total assets	$75,925,518	$80,843,731

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,446,206	$3,256,098
Accrued expenses	12,032,685	7,266,706
Related party payable	2,370,992	10,804
Deferred revenue - current	2,212,892	-
Total current liabilities	22,062,775	10,533,608
Related party payable - noncurrent	61,200	286,562
Deferred revenue, net of current portion	10,169,887	-
Total liabilities	32,293,862	10,820,170

Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; Series A convertible preferred stock, 10,000 shares designated, 3,250 and 7,762 shares issued and outstanding at December 31, 2020 and 2019, respectively	3	8
Common stock, $0.001 par value; 125,000,000 shares authorized; 65,743,170 and 54,710,322 shares issued and outstanding at December 31, 2020 and 2019, respectively	65,743	54,711
Additional paid-in-capital	337,758,007	283,122,894
Accumulated other comprehensive income	-	2,469
Accumulated deficit	(294,192,097)	(213,156,521)
Total stockholders' equity	43,631,656	70,023,561
Total liabilities and stockholders' equity	$75,925,518	$80,843,731

See accompanying notes to these consolidated financial statements

OVID THERAPEUTICS INC.

Consolidated Statements of Operations

	For the Year Ended December 31,	For the Year Ended December 31,
	2020	2019
Revenue:
License and other revenue	$12,617,221	$-
Operating expenses:
Research and development	63,417,394	42,157,641
General and administrative	30,630,804	19,251,826
Total operating expenses	94,048,198	61,409,467
Loss from operations	(81,430,977)	(61,409,467)
Other income, net	395,401	948,224
Net loss	$(81,035,576)	$(60,461,243)
Net loss attributable to common stockholders	$(81,035,576)	$(60,461,243)
Net loss per share attributable to common stockholders, basic and diluted	$(1.39)	$(1.54)
Weighted-average common shares outstanding basic and diluted	58,451,293	39,217,223

See accompanying notes to these consolidated financial statements

OVID THERAPEUTICS INC.

Consolidated Statements of Comprehensive Loss

	For the Year Ended December 31,	For the Year Ended December 31,
	2020	2019
Net loss	$(81,035,576)	$(60,461,243)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	(2,469)	4,298
Comprehensive loss	$(81,038,045)	$(60,456,945)

See accompanying notes to these consolidated financial statements

OVID THERAPEUTICS INC.

Consolidated Statement of Changes in Stockholders’ Equity

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Deficit	Total
Balance, December 31, 2019	7,762	$8	54,710,322	$54,711	$283,122,894	$2,469	$(213,156,521)	$70,023,561
ATM costs	-	-	-	-	(114,936)	-	-	(114,936)
Issuance of common stock from employee stock purchase plan	-	-	105,464	105	203,361	-	-	203,466
Issuance of common stock from exercise of stock options	-	-	165,384	165	300,656			300,821
Conversion of series A convertible preferred stock to common stock	(4,512)	(5)	4,512,000	4,512	(4,507)	-	-	-
Proceeds from August 2020 Offering, net of underwriting costs and commissions	-	-	6,250,000	6,250	46,725,185	-	-	46,731,435
Stock-based compensation expense	-	-	-	-	7,525,354	-	-	7,525,354
Other comprehensive loss	-	-	-	-	-	(2,469)	-	(2,469)
Net loss	-	-	-	-	-	-	(81,035,576)	(81,035,576)
Balance, December 31, 2020	3,250	$3	65,743,170	$65,743	$337,758,007	$-	$(294,192,097)	$43,631,656

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Deficit	Total
Balance, December 31, 2018	-	$-	24,654,114	$24,654	$191,477,598	$(1,829)	$(152,695,278)	$38,805,145
Proceeds from February Offering, net of underwriting costs and commissions	2,500	3	13,993,778	13,994	30,506,838	-	-	30,520,835
Issuance of common stock from employee stock purchase plan	-	-	80,542	81	131,814	-	-	131,895
Conversion of common stock to series A convertible preferred stock	1,262	1	(1,262,000)	(1,262)	1,261	-	-	-
Proceeds from October Offering, net of underwriting costs and commissions	4,000	4	10,350,000	10,350	33,519,919	-	-	33,530,273
Proceeds from ATM Offerings, net of underwriting costs and commissions	-	-	6,893,888	6,894	22,279,672	-	-	22,286,566
Stock-based compensation expense	-	-	-	-	5,205,792	-	-	5,205,792
Other comprehensive income	-	-	-	-	-	4,298	-	4,298
Net loss	-	-	-	-	-	-	(60,461,243)	(60,461,243)
Balance, December 31, 2019	7,762	$8	54,710,322	$54,711	$283,122,894	$2,469	$(213,156,521)	$70,023,561

See accompanying notes to these consolidated financial statements

OVID THERAPEUTICS INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(81,035,576)	$(60,461,243)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	7,525,354	5,205,792
Depreciation and amortization expense	306,848	255,002
Change in accrued interest and accretion of discount on short-term investments	(199,408)	(29,633)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(724,575)	224,458
Security deposit	(15,236)	(13,235)
Related party receivable	989,383	(531,042)
Long-term prepaid expenses	(117,632)	2,438,022
Accounts payable	2,333,716	(653,953)
Accrued expenses	4,835,607	2,177,844
Deferred revenue	12,382,779	-
Related party payable	2,134,826	297,366
Net cash used in operating activities	(51,583,914)	(51,090,622)

Cash flows from investing activities:
Purchases of short-term investments	(9,961,092)	(34,797,004)
Proceeds from maturities of short-term investments	45,000,000	5,000,000
Purchase of property and equipment	(127,240)	(57,156)
Software development and other assets	(263,440)	(186,889)
Net cash provided by (used in) investing activities	34,648,228	(30,041,049)

Cash flows from financing activities:
Proceeds from August 2020 Offering, net of offering expenses	46,731,435	-
Proceeds from February and October 2019 Offerings, net of offering expenses	-	64,120,736
Proceeds from ATM Offerings, net of offering expenses	-	22,286,566
ATM costs	(163,250)	-
Proceeds from employee stock purchase plan	203,466	131,895
Proceeds from exercise of options	300,821	-
Net cash provided by financing activities	47,072,472	86,539,197

Net increase in cash and cash equivalents	30,136,786	5,407,526
Cash and cash equivalents, at beginning of period	41,897,144	36,489,618
Cash and cash equivalents, at end of period	$72,033,930	$41,897,144

Non-cash investing and financing activities:
Software development and other costs in accrued expenses and accounts payable	$—	$164,922
Offering costs in accrued expenses and accounts payable	$21,314	$69,628

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

Historically, the Company’s major sources of cash have been comprised of proceeds from various public and private offerings of its capital stock and interest income. As of December 31, 2020, the Company had approximately $72.0 million in cash and cash equivalents. Since inception, the Company has generated $12.6 million in revenue as part of the Company’s license and collaboration agreement (the “Angelini License Agreement”) with Angelini Pharma Rare Diseases AG (“Angelini”). The Company has incurred recurring losses, has experienced recurring negative operating cash flows and requires significant cash resources to execute its business plans. The Company has an accumulated deficit of $294.2 million as of December 31, 2020, working capital of $52.8 million and had cash outflows from operating activities of $51.6 million for the year ended December 31, 2020.

The Company has incurred operating losses since inception and expects to continue to incur net losses for at least the next several years and ongoing operations are highly dependent on the Company’s ability to obtain additional sources of funding. Management has identified these conditions or events, which, considered in the aggregate, raise substantial doubt about our ability to continue as a going concern, including the risk that the Company will be unable to raise adequate additional capital to fund operations through at least the next 12 months from the date of filing of this Annual Report on Form 10-K.  Management’s response to these conditions and events is that the successful closing of the Takeda License and Termination Agreement with Takeda (see note 12) will provide the liquidity needed to alleviate the substantial doubt referred to above.  As described in note 12, there are certain conditions to close the Takeda License and Termination Agreement, however management has determined that the likelihood of not closing in the first half of 2021 is remote.

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

(F) Collaboration Arrangement

License and Collaboration Agreement with Takeda Pharmaceutical Company Limited

Under the terms of the current license and collaboration agreement with Takeda Ovid and Takeda are sharing 50/50 in the drug development, the Company records 50% of the development costs in research and development.  When Ovid incurs the majority of the costs and Takeda transfers a payment to Ovid to equalize the costs, Ovid records the participation by Takeda as a reduction of its research and development expenses, as the parties under the collaboration are sharing in the costs and the payment represents reimbursement of costs by Takeda. When Takeda incurs the majority of the costs and Ovid transfers a payment to Takeda (to equalize the costs), Ovid records the participation in Takeda’s expenses as research and development costs in its statement of operations, as Ovid and Takeda are sharing in the research and development activities and this participation represents Ovid’s share of the research and development costs in the specific period.

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

The Company accounts for options awards granted to nonemployee consultants and directors in accordance with ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The fair value of the option issued or committed to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock award at the earlier of the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.

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

The three levels of the fair value hierarchy are as follows:

•

Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities. The Company’s Level 1 assets consisted of money market funds and short-term investments totaling $70.1 million and $76.2 million as of December 31, 2020 and 2019, respectively.

•

Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted prices of similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active). Level 2 includes financial instruments that are valued using models or other valuation methodologies. The Company had no Level 2 assets or liabilities as of December 31, 2020 and 2019.

•

Level 3—Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when their fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. The Company had no Level 3 assets or liabilities as of December 31, 2020 and 2019.

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

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	For the Year Ended December 31,
	2020	2019
Stock options to purchase common stock	10,403,420	7,405,295
Series A convertible preferred stock	3,250	7,762

(O) Segment Data

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions.

(P) Retirement Plan

The Company maintains a 401(k)-retirement plan for its employees that is intended to qualify under Sections 401(a) and 501(a) of the U.S. Internal Revenue Code of 1986, as amended (“Code”). The Company provides all active employees with a 100% matching contribution equal to 3% of an employee’s eligible compensation deferred and 50% matching contributions on employee contributions that are between 3% and 5% of an employee’s eligible compensation deferred. These safe harbor contributions vest immediately.  For the years ended December 31, 2020 and 2019 the Company contributed $321,000 and $285,000, respectively.

(Q) Revenue Recognition

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

If there are multiple distinct performance obligations, the Company allocates the transaction price to each distinct performance obligation based on its relative standalone selling price. The standalone selling price is generally determined using expected cost and comparable transactions. Revenue for performance obligations recognized over time is recognized by measuring the progress toward complete satisfaction of the performance obligations using an input measure.

Non-refundable upfront fees allocated to licenses that are not contingent on any future performance and require no consequential continuing involvement by the Company, are recognized as revenue when the license term commences and the licensed data, technology or product is delivered. The Company defers recognition of upfront license fees if the performance obligations are not satisfied.

(R) Recent Accounting Pronouncements

Recent accounting standards which have been adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This new standard requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including loans and trade and other receivables. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The standard also amends the impairment model for available-for-sale debt securities and requires entities to determine whether all or a portion of the unrealized loss on an available-for-sale debt security is a credit loss. Under the new guidance, an entity recognizes an allowance for credit losses on available-for-sale debt securities as a contra-account to the amortized cost basis rather than as a direct reduction of the amortized cost basis of the investment, as was previously required. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019. As of December 31, 2020, the Company did not hold any debt securities with credit losses, nor does it have any trade receivables. The adoption of this standard effective January 1, 2020 did not have a material impact on the Company’s consolidated financial statements.

On August 29, 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other - Internal-Use Software (Subtopic 350-40) - which amends ASC 350-40 to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement (“CCA”) that is a service contract. ASU No. 2018-15 aligns the accounting for costs incurred to implement a CCA that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, the ASU amends ASC 350 to include in its scope implementation costs of a CCA that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in a CCA that is considered a service contract. According to the standard the balance sheet line item for the presentation of capitalized implementation costs should be the same as that for the prepayment of fees related to the hosting arrangement and the manner in which an entity classifies the cash flows related to capitalized implementation costs should be the same as that in which it classifies the cash flows for the fees related to the hosting arrangement. ASU 2018-15 is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods therein. Entities are permitted to apply either a retrospective or prospective transition approach to adopt the guidance. The adoption of this standard effective January 1, 2020 did not have a material impact on the Company’s consolidated financial statements and was adopted prospectively.

On November 5, 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808), - which amends ASC 808 to clarify when transactions between participants in a collaborative arrangement under ASC 808 are within the scope of the FASB’s new revenue standard, ASU 2014-09 (codified in ASC 606). The amendments require the application of ASC 606 existing guidance to determine the units of account that are distinct in a collaborative arrangement for purposes of identifying transactions with customers. If a unit of account within the collaborative arrangement is distinct and is with a customer, an entity shall apply the guidance in Topic 606 to that unit of account. In a transaction between collaborative participants, an entity is precluded by ASU 2018-18 from presenting a transaction together with “revenue from contracts with customers” unless the unit of account is within the scope of ASC 606 and the entity applies the guidance in ASC 606 to such unit of account. The amended guidance is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The retrospective adoption of this standard effective January 1, 2020 did not have a material impact on the Company’s consolidated financial statements.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which updates various codification topics by clarifying or improving disclosure requirements. ASU 2020-10 is effective for annual and interim periods beginning after December 15, 2020. The Company early adopted ASU 2020-10 for the reporting period ending December 31, 2020. The adoption of this update did not have a material effect on the Company s consolidated financial statements.

NOTE 3 – CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

All short-term investments are classified as available-for-sale. The following tables summarize the fair value of cash, cash equivalents, and short-term investments, as well as gross unrealized holding gains and losses as of December 31, 2020 and December 31, 2019:

	December 31, 2020
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	holding gains	holding losses	value
Cash	$1,977,320	$-	$-	$1,977,320
Money market funds	70,056,610	-	-	70,056,610
Total cash and cash equivalents	$72,033,930	$-	$-	$72,033,930

U.S. treasury notes	$-	$-	$-	-
Total short-term investments	$-	$-	$-	$-

	December 31, 2019
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	holding gains	holding losses	value
Cash	$501,537	$-	$-	$501,537
Money market funds	41,395,607	-	-	41,395,607
Total cash and cash equivalents	$41,897,144	$-	$-	$41,897,144

U.S. treasury notes	$34,839,500	$2,469	$-	34,841,969
Total short-term investments	$34,839,500	$2,469	$-	$34,841,969

The Company did not hold any securities that were in an unrealized loss position for more than 12 months as of December 31, 2020 and 2019.

There were no material realized gains or losses on available-for-sale securities during the years ended December 31, 2020 and 2019.

NOTE 4 – PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

Property and equipment is summarized as follows:

	December 31,	December 31,
	2020	2019
Furniture and equipment	$320,957	$193,717
Less accumulated depreciation	(185,337)	(125,354)
Total property, plant and equipment, net	$135,620	$68,363

Depreciation expense was $60,000 and $39,000 for the years ended December 31, 2020 and 2019 respectively.

Intangible assets, net of accumulated amortization, were $319,000 and $467,000 as of December 31, 2020 and December 31, 2019, respectively, and are included in other assets. Amortization expense was $247,000 and $216,000 for the years ended December 31, 2020 and 2019, respectively.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,	December 31,
	2020	2019
Clinical trials accrual	$4,175,497	$3,235,527
Payroll and bonus accrual	3,845,441	2,728,495
Professional fees accrual	3,846,211	1,070,589
Other	165,536	232,095
Total	$12,032,685	$7,266,706

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

In June 2018, the Company entered into a sales agreement (the “2018 ATM agreement”) with Cowen and Company, LLC (“Cowen”) under which the Company offered and sold in “at the market offerings,” from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $50.0 million through Cowen acting as sales agent. During the year ended December 31, 2019, the Company sold 6,893,888 shares of its common stock under the 2018 ATM agreement for net proceeds of $22.3 million after deducting sales agent commissions and other offering expenses payable by the Company, (the “ATM Offerings”).

In November 2020, the Company entered into a new sales agreement (the “2020 ATM agreement”) with Cowen and under which the Company may offer and sell in “at the market offerings,” from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $75.0 million through Cowen acting as sales agent.

There were 3,250 and 7,762 shares of Series A Preferred Stock outstanding as of December 31, 2020 and December 31, 2019, respectively. Each share of Series A Preferred Stock is convertible into 1,000 shares of common stock at any time at the holder’s option. However, the holder will be prohibited, subject to certain exceptions, from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than, at the written election of the holder, either 9.99% or 14.99% of the total number of shares of common stock then issued and outstanding, which percentage may be changed at the holder’s election to any other number less than or equal to 19.99% upon 61 days’ notice to the Company; provided, however, that effective 61 days after delivery of such notice, such beneficial ownership limitations shall not be applicable to any holder that beneficially owns either 10.0% or 15.0%, as applicable based on the holder’s initial written election noted above, of the total number of shares of common stock issued and outstanding immediately prior to delivery of such notice. In the event of a liquidation, dissolution, or winding up of the Company, holders of Series A Preferred Stock will receive a payment equal to $0.001 per share of Series A Preferred Stock before any proceeds are distributed to the holders of common stock.

In December 2020, entities affiliated with Biotechnology Value Fund, L.P. elected to convert an aggregate of 2,256 shares of Series A Preferred Stock owned by such holders into an aggregate of 2,256,000 shares of the Company’s common stock.

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

In October and November 2019, the Company sold 10,350,000 shares of its common stock, which included the full exercise of the underwriters’ option to purchase additional shares, and 4,000 shares of Series A Preferred Stock at a public offering price of $2.50 and $2,500 per share, respectively, for net proceeds of $33.5 million after deducting underwriting discounts and commissions and other offering expenses payable by the Company, (the “October 2019 Offering”).

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

Dividends

No dividends on the common stock shall be declared and paid unless dividends on the Preferred Stock have been declared and paid. Through December 31, 2020, the Company has not declared any dividends.

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

The Company's Board of Directors adopted, and the Company's stockholders approved the 2017 equity incentive plan (“2017 Plan”), which became effective immediately prior to the execution of the underwriting agreement related to the IPO on May 4, 2017. The initial reserve of shares of common stock that may be issued under the 2017 Plan was 3,052,059 shares. The 2017 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards, and other forms of stock-based awards.  Additionally, the 2017 Plan provides for the grant of performance cash awards. The Company's employees, officers, directors and consultants and advisors are eligible to receive awards under the 2017 Plan.  Upon the adoption of the 2017 Plan, no further awards will be granted under the 2014 Plan. Pursuant to the terms of the 2017 Plan, on each January 1st, the plan limit shall be increased by the lesser of (x) 5% of the number of shares of common stock outstanding as of the immediately preceding December 31 and (y) such lesser number as the Board of Directors may determine in its discretion. On January 1, 2019, an additional 1,232,705 shares were reserved for issuance under the 2017 Plan. As of December 31, 2019, there were 2,199,765 shares of the Company’s common stock reserved for issuance under the 2017 Plan. On January 1, 2020, an additional 2,735,516 shares were reserved for issuance under the 2017 Plan. As of December 31, 2020, there were 1,771,772 shares of the Company’s common stock reserved for issuance under the 2017 Plan.

The Company's Board of Directors adopted, and the Company's stockholders approved the 2017 employee stock purchase plan (the “2017 ESPP”), which became effective immediately prior to the execution of the underwriting agreement related to the IPO on May 4, 2017. The initial reserve of shares of common stock that may be issued under the 2017 ESPP was 279,069 shares. On September 20, 2017, the Company’s Compensation Committee approved an offering period under the 2017 ESPP, which began on October 20, 2017. The ESPP allows employees to purchase common stock of the Company at a 15% discount to the market price on designated purchase dates. During the years ended December 31, 2020 and 2019, 105,464 and 80,542 shares were purchased under the ESPP and the Company recorded expense of $152,973 and $109,319, respectively. The number of shares of common stock reserved for issuance under the 2017 ESPP will automatically increase on January 1 of each year, beginning on January 1, 2018 and continuing through and including January 1, 2027, by the lesser of (i) 1% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, (ii) 550,000 shares or (iii) such lesser number of shares determined by our Board. On January 1, 2019, an additional 246,541 shares were reserved for issuance under the 2017 ESPP. No shares were reserved for issuance under the 2017 ESPP during the year ended December 31, 2020. As of December 31, 2020, there were 553,552 shares of the Company’s common stock reserved for issuance under the 2017 ESPP.

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

Performance-based option awards generally have similar vesting terms, with vesting occurring on the date the performance condition is achieved and expire in accordance to the specific terms of the agreement. At December 31, 2020, there were 125,000 performance-based options outstanding and unvested that include options to vest upon the achievement of certain research and development milestones.

The fair value of options granted during the years ended December 31, 2020 and 2019 was estimated using the Black-Scholes option valuation model. The inputs for the Black-Scholes option valuation model require management’s significant assumptions and are detailed in the table below. The risk-free interest rates were based on the rate for U.S. Treasury securities at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected life was based on the simplified method in accordance with the SEC Staff Accounting Bulletin No. Topic 14D. The expected volatility was estimated based on historical volatility information of peer companies that is publicly available.

All assumptions used to calculate the grant date fair value of nonemployee options are generally consistent with the assumptions used for options granted to employees. In the event the Company terminates any of its consulting agreements, the unvested options underlying the agreements would also be cancelled.

The Company granted 10,000 and 175,000 stock options to nonemployee consultants for services rendered during the years ended December 31, 2020 and 2019, respectively. There were 32,500 and 145,204 unvested nonemployee options outstanding as of December 31, 2020 and 2019, respectively. Total expense recognized related to the nonemployee stock options for the years ended December 31, 2020 and 2019 was $257,431 and $51,666, respectively. During the year ended December 31, 2019, the Company recognized a credit of $17,000 related to the nonemployee stock options including the modification of certain options in connection with the separation and consulting agreement with Dr. During (see Note 11). Total unrecognized compensation expenses related to the nonemployee stock options was $186,823 as of December 31, 2020. During the years ended December 31, 2020, and 2019, the Company recognized $115,240 and zero, respectively, in expenses for nonemployee performance-based option awards.

The Company granted 3,573,160 and 3,372,513 stock options to employees during the years ended December 31, 2020 and 2019, respectively. There were 4,975,262 and 3,963,544 unvested employee options outstanding as of December 31, 2020 and 2019, respectively. Total expense recognized related to the employee stock options for the years ended December 31, 2020 and 2019 was $7.1 million and $5.0 million, respectively. Total unrecognized compensation expense related to employee stock options was $12.2 million as of December 31, 2020. During the years ended December 31, 2020 and 2019, the Company recognized $2,340,808 and $9,391 in expenses for employee performance-based option awards.

The Company’s stock-based compensation expense was recognized in operating expenses as follows:

	For the Year Ended December 31,
	2020	2019
Research and development	$2,779,758	$2,391,909
General and administrative	4,745,596	2,813,883
Total	$7,525,354	$5,205,792

	For the Year Ended December 31,
	2020	2019
Stock options	$7,372,381	$5,096,473
Employee Stock Purchase Plan	152,973	109,319
Total	$7,525,354	$5,205,792

The fair value of employee options granted during the years ended December 31, 2020 and 2019, respectively, was estimated by utilizing the following assumptions:

	For the Year Ended December 31,
	2020	2019
	Weighted Average	Weighted Average
Volatility	81.48%	81.87%
Expected term in years	5.88	6.07
Dividend rate	0.00%	0.00%
Risk-free interest rate	0.58%	2.04%
Fair value of option on grant date	$2.62	$2.26

The fair value of nonemployee options granted and remeasured during the years ended December 31, 2020 and 2019, respectively, was estimated by utilizing the following assumptions:

	For the Year Ended December 31,
	2020	2019
	Weighted Average	Weighted Average
Volatility	74.37%	74.56%
Expected term in years	5.64	5.30
Dividend rate	0.00%	0.00%
Risk-free interest rate	2.32%	2.37%
Fair value of option on grant date	$1.18	$1.07

The following table summarizes the number of options outstanding and the weighted average exercise price:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life in Years	Value
Options Outstanding at December 31, 2018	4,714,383	$8.10	7.89	$153,485
Vested and exercisable at December 31, 2018	2,337,931	$7.88	7.20	$153,485
Granted	3,547,513	2.93	9.56
Exercised	-	-
Forfeited	(856,601)	6.43
Options Outstanding December 31, 2019	7,405,295	$5.82	8.01	$4,488,930
Vested and exercisable at December 31, 2019	3,296,547	$7.93	6.53	$356,443
Granted	3,583,160	3.93	9.68
Exercised	(165,384)	1.82	-
Forfeited	(415,526)	5.00
Options Outstanding December 31, 2020	10,403,420	$5.26	7.59	$652,438
Vested and exercisable at December 31, 2020	5,395,658	$6.45	6.13	$445,599

At December 31, 2020, there was $12.3 million of unamortized share–based compensation expense, which is expected to be recognized over a remaining average vesting period of 3.04 years.

NOTE 8 – INCOME TAXES

At December 31, 2020, the Company has available approximately $238.6 million and $186.7 million of unused NOL carryforwards for federal and state tax purposes, respectively, that may be applied against future taxable income. The Company also has approximately $165.4 million of unused NOL carryforwards for New York City purposes. The NOL carryforwards will begin to expire in the year 2035 if not utilized prior to that date. There is no provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. The valuation allowance increased by approximately $13.3 million and $22.5 million during the years 2020 and 2019, respectively.

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

The Company’s reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies related to the tax benefit. For the years ended December 31, 2020 and 2019, the Company had no unrecognized tax benefits or related interest and penalties accrued. The Company has not yet conducted a study of research and development credit carryforwards. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed, and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheet or statement of operations if an adjustment were required. The Company would recognize both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company’s uncertain tax positions yet to be determined would be related to years that remain subject to examination by relevant tax authorities. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities were as follows:

	December 31,
	2020	2019
Deferred tax assets/liabilities:
Net operating loss carryovers	$74,064,673	$57,288,334
Research and development tax credits	5,458,004	3,351,315
Share-based compensation	4,978,370	6,606,889
Accrued compensation	514,316	898,067
Depreciation	(29,760)	(22,026)
Charitable contributions	87,120	132,072
Intangible assets	4,742,031	8,208,519
Total gross deferred tax assets/liabilities	89,814,754	76,463,170
Valuation allowance	(89,814,754)	(76,463,170)
Net deferred tax assets (liabilities)	$-	$-

A reconciliation of the statutory U.S. Federal rate to the Company’s effective tax rate is as follows:

	December 31,
	2020	2019
Federal income tax benefit at statutory rate	(21.00)	(21.00)
State income tax, net of federal benefit (1)	6.15	(13.80)
Permanent items	0.75	0.50
Change in valuation allowance	16.72	37.14
Research and development tax credits	(2.64)	(2.67)
Other	0.02	(0.17)
Effective income tax (benefit) expense rate	0%	0%

(1) Inclusive of $5.8 million deferred tax benefit due to change in apportionment

NOTE 9 – COMMITMENTS AND CONTINGENCIES

License Agreements

On March 26, 2015, the Company entered into an exclusive agreement with H. Lundbeck A/S (“Lundbeck”) for a worldwide perpetual licensing right related the research, development and commercialization of OV101. On May 10, 2019, the parties amended the license agreement.

Pursuant to the Lundbeck license agreement, as amended, the Company agreed to make milestone payments totaling up to $189.0 million upon the achievement of certain development, regulatory and sales milestones. The first payment of $1.0 million is due upon the successful completion of the first Phase 3 trial for a product in which OV101 is an active ingredient. In addition, the agreement calls for the Company to pay royalties for an initial term based on a low double-digit percentage of sales and provides for the reduction of royalties in certain limited circumstances.  As of December 31, 2020, none of these contingent payments were considered probable.

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

As of December 31, 2020, none of these contingent payments were considered probable.

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

Under the Angelini License Agreement, Angelini made an upfront payment and a milestone payment related to the transfer of a specified amount of compound and related information to the Company of $25.0 million during the year ended December 31, 2020.  Angelini will be required to make additional milestone payments to the Company upon the completion of the specified components of the technology transfer and achievement of specified regulatory milestones for OV101 in Angelman syndrome of up to $55.0 million in the aggregate, as well as up to €162.5 million ($199.9 million) in sales milestone payments for achievement of specified levels of net sales in the European Territory.  In addition, Angelini will be required to pay tiered royalties on net sales by Angelini, its affiliates or sublicensees at double-digit percentages above the teens, subject to certain standard reductions and offsets.  Royalties will be payable on a product-by-product and country-by-country basis until the latest of the expiration of the licensed patents covering such product in such country, the expiration of market exclusivity for such product in such country, and fifteen years from first commercial sale of such product in such country.

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

The Company identified the following material promises under the Angelini License Agreement: (1) licensing of intellectual property with respect to OV101 (2) completion of certain ongoing trials (3) transfer of a specified amount of compound and related information (4) potential for funding 35% of the cost for Angelini future trials limited to $7.0 million and (5) completion of the manufacturing process technology transfer.

The Company determined that the $7.0 million represents a potential payment to a customer and should be deferred. The transfer of compound and related information is considered a contingent milestone payment that will be recognized upon acceptance by Angelini of the milestone which was achieved and recognized in December 2020. The Company further determined that the license and the completion of ongoing trials are distinct from each other, as each has value without the other.

The Company determined the transaction price is equal to the up-front fee of $20.0 million. The transaction price was allocated based on the standalone selling price of the license, the ongoing trials and $7.0 million for potential future trials.

Upon the transfer of the specified amount of compound and related information and acceptance by Angelini, Angelini was required to and made a $5.0 million payment. This performance obligation was determined to be variable consideration which was constrained and not considered part of the upfront transaction price allocation.

Angelini will be required to make a separate $5.0 million tech transfer payment towards the $55.0 million aggregate tech transfer and regulatory milestone payments upon the successful completion of the manufacturing process technology transfer. The Company earning this is fully dependent on performance and cooperation of Angelini and Lundbeck in implementing the Technology Transfer. At this time, the Company cannot estimate if or when this milestone-related performance obligation might be achieved.

During the year ended December 31, 2020, the Company recognized $6.1 million of license revenue and $1.5 million relating to the progress of the ongoing trials as well as $5.0 million for the transfer of the specified amount of compound and related information. The portion of the upfront payment allocated to License Revenue was recognized in full as it was non-refundable and not contingent on any future performance and requires no consequential continuing involvement by the Company. The Company did not have any such revenue during the year ended December 31, 2019. In addition, the Company recorded deferred revenue in the amount of approximately $12.4 million as of December 31, 2020 which will be recognized over the term of the ongoing trials based on the portion of total estimated expenses incurred. The Company has classified deferred revenue as current or noncurrent based on the expected timing of such expenses.

Takeda Collaboration

On January 6, 2017, the Company entered into a license and collaboration agreement with Takeda, pursuant to which Takeda granted the Company an exclusive license to commercialize the compound TAK-935, which the Company refers to as OV935, in certain territories, and a co-exclusive worldwide license, together with Takeda, to develop OV935. In consideration of certain license rights granted to the Company pursuant to the Takeda collaboration, the Company issued 1,781,996 shares of its Series B-1 Preferred Stock, pursuant to a Series B-1 preferred stock purchase agreement entered into on January 6, 2017, at an ascribed price per share of $14.513 on January 6, 2017 for an aggregate fair value of $25.9 million, which was recorded as research and development expense at the date of the transaction. The 1,781,996 shares of Series B-1 Preferred Stock held by Takeda automatically converted into 1,781,996 shares of the Company’s common stock upon the completion of its IPO in 2017. Under the Takeda collaboration, the Company is obligated to pay Takeda future payments if and when certain milestones are achieved. Upon the first patient enrollment in the first Phase 3 trial for the first of the initial indications the Company and Takeda are focusing on in the Takeda collaboration, the Company is obligated to issue to Takeda the number of unregistered shares of the Company’s common stock equal to the lesser of (a) 8% of the Company outstanding capital stock on the issuance date or (b) $50.0 million divided by the applicable share price, unless certain events occur. In the event such payment would cause Takeda to own over 19.99% of our outstanding capital stock or other events occur, such payment must be paid in cash.  The remaining potential global commercial and regulatory milestone payments equal approximately $35.0 million and can be satisfied in cash or unregistered shares of the Company’s common stock at its election, unless certain events occur. As of December 31, 2020, none of these contingent payments have been triggered.  During the year ended December 31, 2020, the Company recognized $0.7 million in research and development expenses representing research and development expenses reimbursable to the Company from Takeda, of which $0.1 million was included in related party receivable as of December 31, 2020 and $2.1 million was included in related party payable as of December 31, 2020.  During the year ended December 31, 2019, the Company recognized a credit in research and development expenses of $4.7 million representing costs reimbursable to the Company from Takeda, of which $1.1 million was included in related party receivable as of December 31, 2019.

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

In March 2021, the Company entered into a royalty, license and termination agreement with Takeda (see note 12).

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

In February 2019, the Company issued and sold an aggregate of 6,325,000 shares of common stock and 2,500 shares of Series A Preferred Stock to entities affiliated with Takeda, a collaboration partner and an existing stockholder, entities affiliated with Biotechnology Value Fund, L.P., an existing stockholder, and Dr. Jeremy M. Levin, its Chief Executive Officer and Chairman, for aggregate gross proceeds of $17.7 million.

In October and November 2019, the Company issued and sold an aggregate of 4,058,000 shares of common stock and 2,000 shares of Series A Preferred Stock to entities affiliated with Takeda, a collaboration partner and an existing stockholder, entities affiliated with Biotechnology Value Fund, L.P., an existing stockholder, and Dr. Jeremy M. Levin, its Chief Executive Officer and Chairman, for aggregate gross proceeds of $10.2 million.

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

In December 2020, entities affiliated with Biotechnology Value Fund, L.P. elected to convert an aggregate of 2,256 shares of Series A Preferred Stock owned by such holders into an aggregate of 2,256,000 shares of the Company’s common stock.

NOTE 12 – SUBSEQUENT EVENTS

Equity Awards

From January 1, 2021 through the date of the filing of this Form 10-K, the Company has granted option awards for an aggregate of 643,600 shares of common stock to employees with a weighted average exercise price of $3.18.

Royalty, License and Termination Agreement with Takeda

In March 2021, the Company entered into a royalty, license and termination agreement (the “Takeda License and Termination Agreement”) with Takeda under which Takeda will secure rights to the Company’s 50% global share in soticlestat, and an exclusive license under our relevant intellectual property rights and global rights at closing from the Company to develop and commercialize the investigational medicine OV935 for the treatment of developmental and epileptic encephalopathies, including Dravet syndrome and Lennox-Gastaut syndrome.

Under the Takeda License and Termination Agreement, all rights in OV935 will be owned by Takeda, or exclusively licensed to Takeda by the Company.  Takeda will assume sole responsibility for further worldwide development and commercialization, and the Company will no longer have any financial obligation to Takeda under the original collaboration agreement, including for milestone payments or any future development and commercialization costs. Should the Company close the Takeda License and Termination Agreement, the Company will receive an upfront payment of $196.0 million at closing and will be eligible to receive up to an additional $660.0 million upon achieving development, regulatory and sales milestones. In addition, the Company would be entitled receive tiered royalties beginning in the low double-digits, and up to 20% on sales of OV935, if approved and commercialized.

The Company expects to close the Takeda License and Termination Agreement in the first half of 2021, subject to the satisfaction of closing conditions, including regulatory review by the appropriate regulatory agencies under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Either party may terminate the agreement if it does not close by May 14, 2021.