Form 10-Q
period 2021-03-31
Ovid Therapeutics Inc.
filed 2021-05-13
CIK 1636651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 6, 2021, the registrant had 67,807,266 shares of common stock, $0.001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” or the negative or plural of those terms, and similar expressions.

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

Factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part I, Item 1A, “Risk Factors,” herein and for the reasons described elsewhere in this Quarterly Report on Form 10-Q. Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current view with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, industry and future growth. Given these uncertainties, you should not rely on these forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our business and the markets for certain drugs and consumer products, including data regarding the estimated size of those markets, their projected growth rates and the incidence of certain medical conditions. Information that is based on estimates, forecasts, projections or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained these industry, business, market and other data from reports, research surveys, studies and similar data prepared by third parties, industry, medical and general publications, government data and similar sources and we have not independently verified the data from third party sources. In some cases, we do not expressly refer to the sources from which these data are derived.

In this Quarterly Report on Form 10-Q, unless otherwise stated or as the context otherwise requires, references to “Ovid,” “the Company,” “we,” “us,” “our” and similar references refer to Ovid Therapeutics Inc. and its wholly owned subsidiaries. This Quarterly Report on Form 10-Q also contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

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

•	We may be required to make significant payments in connection with our license of OV101 from H. Lundbeck A/S.
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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

OVID THERAPEUTICS INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2021	2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$233,051,160	$72,033,930
Related party receivable	1,023,791	141,763
Prepaid expenses and other current assets	2,587,099	2,667,508
Total current assets	236,662,050	74,843,201

Long-term prepaid expenses	252,055	477,171
Security deposit	150,626	150,626
Property and equipment, net	128,491	135,620
Other assets	262,808	318,900
Total assets	$237,456,030	$75,925,518

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,147,558	$5,446,206
Accrued expenses	13,198,532	12,032,685
Deferred revenue, current	-	2,212,892
Related party payable	-	2,370,992
Total current liabilities	16,346,090	22,062,775
Deferred revenue, net of current portion	-	10,169,887
Related party payable - noncurrent	-	61,200
Total liabilities	16,346,090	32,293,862

Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; Series A convertible preferred stock, 10,000 shares designated, 1,250 and 3,250 shares issued and outstanding at March 31, 2021 and December 31, 2020 respectively	$1	$3
Common stock, $0.001 par value; 125,000,000 shares authorized; 67,787,826 and 65,743,170 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	67,788	65,743
Additional paid-in-capital	339,226,941	337,758,007
Accumulated other comprehensive income	-	-
Accumulated deficit	(118,184,790)	(294,192,097)
Total stockholders' equity	221,109,940	43,631,656
Total liabilities and stockholders' equity	$237,456,030	$75,925,518

See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.

Condensed Consolidated Statements of Operations

(unaudited)

	For The Three Months Ended March 31,	For The Three Months Ended March 31,
	2021	2020
Revenue:
License and other revenue	$12,382,779	$-
License revenue - related party	196,000,000	-
Total revenue	208,382,779	-
Operating expenses:
Research and development	$16,248,909	$14,625,367
General and administrative	15,576,554	5,669,019
Total operating expenses	31,825,463	20,294,386
Income (loss) from operations	176,557,316	(20,294,386)
Other (expenses) income, net	(49,732)	264,296
Income (loss) before provision for income taxes	176,507,584	(20,030,090)
Provision for income taxes	500,277	-
Net income (loss)	$176,007,307	$(20,030,090)
Net income (loss) per share, basic	$2.55	$(0.37)
Net income (loss) per share, diluted	$2.53	$(0.37)
Weighted-average common shares outstanding, basic	66,088,592	54,715,610
Weighted-average common shares outstanding, diluted	66,578,377	54,715,610

See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	For The Three Months Ended March 31,	For The Three Months Ended March 31,
	2021	2020
Net income (loss)	$176,007,307	$(20,030,090)
Other comprehensive income:
Unrealized gain on available-for-sale securities	-	63,235
Comprehensive income (loss)	$176,007,307	$(19,966,855)

See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2020	3,250	$3	65,743,170	$65,743	$337,758,007	$-	$(294,192,097)	$43,631,656
Stock-based compensation expense	-	-	-	-	1,320,002	-	-	1,320,002
Issuance of common stock from employee stock purchase plan	-	-	34,256	34	130,139	-	-	130,173
Issuance of common stock from exercise of stock options	-	-	10,400	11	20,791	-	-	20,802
Conversion of series A convertible preferred stock to common stock	(2,000)	(2)	2,000,000	2,000	(1,998)	-	-	-
Net income	-	-	-	-	-	-	176,007,307	176,007,307
Balance, March 31, 2021	1,250	$1	67,787,826	$67,788	$339,226,941	$-	$(118,184,790)	$221,109,940

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total

Balance, December 31, 2019	7,762	$8	54,710,322	$54,711	$283,122,894	$2,469	$(213,156,521)	$70,023,561
ATM offering costs	-	-	-	-	2,053	-	-	2,053
Stock-based compensation expense	-	-	-	-	1,302,931	-	-	1,302,931
Issuance of common stock from employee stock purchase plan	-	-	43,743	43	83,067	-	-	83,110
Other comprehensive income	-	-	-	-	-	63,235	-	63,235
Net loss	-	-	-	-	-	-	(20,030,090)	(20,030,090)
Balance, March 31, 2020	7,762	$8	54,754,065	$54,754	$284,510,945	$65,704	$(233,186,611)	$51,444,800

See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$176,007,307	$(20,030,090)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Stock-based compensation expense	1,320,002	1,302,931
Depreciation and amortization expense	74,735	66,879
Change in accrued interest and accretion of discount on short-term investments	-	(130,328)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	80,409	(86,809)
Security deposit	-	(18,446)
Related party receivable	(882,028)	756,894
Long-term prepaid expenses	225,116	72,969
Accounts payable	(2,277,334)	932,005
Accrued expenses	1,165,847	(1,277,734)
Deferred revenue	(12,382,779)	-
Related party payable	(2,432,192)	-
Net cash provided by (used in) operating activities	160,899,083	(18,411,729)

Cash flows from investing activities:
Purchases of short-term investments	-	(9,961,092)
Proceeds from maturities of short-term investments	-	14,000,000
Purchase of property and equipment	(11,514)	(14,139)
Software development and other assets	-	(188,842)
Net cash (used in) provided by investing activities	(11,514)	3,835,927

Cash flows from financing activities:
ATM offering costs	(21,314)	(67,575)
Proceeds from employee stock purchase plan	130,173	83,110
Proceeds from exercise of options	20,802	-
Net cash provided by financing activities	129,661	15,535

Net increase (decrease) in cash and cash equivalents	161,017,230	(14,560,267)
Cash and cash equivalents, at beginning of period	72,033,930	41,897,144
Cash and cash equivalents, at end of period	$233,051,160	$27,336,877

Non-cash investing and financing activities:
Purchase of property and equipment in accounts payable	$—	$38,534

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

Historically, the Company’s major sources of cash have been composed of proceeds from various public and private offerings of its capital stock and interest income. As of March 31, 2021, the Company had approximately $233.1 million in cash and cash equivalents. Since inception, the Company has generated $221.0 million in revenue, which comprises $25.0 million received pursuant to the Company’s license and collaboration agreement (the “Angelini License Agreement”) with Angelini Pharma Rare Diseases AG (“Angelini”) and a one-time, upfront payment of $196.0 million received pursuant to the Company’s royalty, license and termination agreement (the “Takeda License and Termination Agreement”) with Takeda Pharmaceutical Company Limited (“Takeda”). The Company has incurred recurring losses, has experienced negative operating cash flows and requires significant cash resources to execute its business plans. The Company has an accumulated deficit of $118.2 million as of March 31, 2021, working capital of $220.3 million and had cash provided by operating activities of $160.9 million for the three months ended March 31, 2021.

Although the Company recorded net income of $176.0 million during the three months ended March 31, 2021, the Company expects to incur losses in subsequent periods for at least the next several years and is highly dependent on its ability to find additional sources of funding through either equity offerings, debt financings, collaborations, strategic alliances, licensing agreements or a combination of any such transactions. Management believes that the Company’s existing cash and cash equivalents as of March 31, 2021 will be sufficient to fund its current operating plans through at least the next 12 months from the date of filing of the Company’s Quarterly Report on Form 10-Q. Adequate additional funding may not be available to the Company on acceptable terms or at all. The failure to raise capital as and when needed could have a negative impact on the Company’s financial condition and ability to pursue its business strategy. The Company may be required to delay, reduce the scope of or eliminate research and development programs, or obtain funds through arrangements with collaborators or others that may require the Company to relinquish rights to certain drug candidates that the Company might otherwise seek to develop or commercialize independently.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 15, 2021. There have been no material changes to the significant accounting policies during the period ended March 31, 2021, except for items mentioned below.

(A) Unaudited Interim Condensed Consolidated Financial Statements

The interim condensed consolidated balance sheet at March 31, 2021, the condensed consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders’ equity for the three months ended March 31, 2021 and 2020 are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP are condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of its financial information. The results of operations for the three months ended March 31, 2021 and 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim period. The balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K.

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

The three levels of the fair value hierarchy are as follows:

•

Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities. The Company’s Level 1 assets consisted of money market funds and short-term investments totaling $231.2 million and $70.1 million as of March 31, 2021 and December 31, 2020, respectively.

•

Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted prices of similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active). Level 2 includes financial instruments that are valued using models or other valuation methodologies. The Company had no Level 2 assets or liabilities as of March 31, 2021 and December 31, 2020.

•

Level 3—Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when their fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. The Company had no Level 3 assets or liabilities as of March 31, 2021 and December 31, 2020.

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

(F) Net Income (Loss) Per Share

Net income (loss), basic per share is calculated by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding. The Company applies the two-class method to allocate earnings between common stock and participating securities.

Net income (loss), diluted per share attributable to common stockholders adjusts the basic earnings per share attributable to common stockholders and the weighted-average number of shares of common stock outstanding for the potential dilutive impact of stock options, using the treasury-stock method.

(G) Recent Accounting Pronouncements

Recent accounting standards which have been adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This new standard requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including loans and trade and other receivables. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The standard also amends the impairment model for available-for-sale debt securities and requires entities to determine whether all or a portion of the unrealized loss on an available-for-sale debt security is a credit loss. Under the new guidance, an entity recognizes an allowance for credit losses on available-for-sale debt securities as a contra-account to the amortized cost basis rather than as a direct reduction of the amortized cost basis of the investment, as was previously required. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019. As of March 31, 2021, the Company did not hold any debt securities with credit losses, nor does it have any trade receivables. The adoption of this standard effective January 1, 2020 did not have a material impact on the Company’s consolidated financial statements.

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

On November 5, 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808) - which amends ASC 808 to clarify when transactions between participants in a collaborative arrangement under ASC 808 are within the scope of the FASB’s new revenue standard, ASU 2014-09 (codified in ASC 606). The amendments require the application of ASC 606 existing guidance to determine the units of account that are distinct in a collaborative arrangement for purposes of identifying transactions with customers. If a unit of account within the collaborative arrangement is distinct and is with a customer, an entity shall apply the guidance in Topic 606 to that unit of account. In a transaction between collaborative participants, an entity is precluded by ASU 2018-18 from presenting a transaction together with “revenue from contracts with customers” unless the unit of account is within the scope of ASC 606 and the entity applies the guidance in ASC 606 to such unit of account. The amended guidance is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The retrospective adoption of this standard effective January 1, 2020 did not have a material impact on the Company’s consolidated financial statements.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which updates various codification topics by clarifying or improving disclosure requirements. ASU 2020-10 is effective for annual and interim periods beginning after December 15, 2020. The Company early adopted ASU 2020-10 for the reporting period ending December 31, 2020. The adoption of this update did not have a material effect on the Company’s consolidated financial statements.

NOTE 3 – CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

All short-term investments are classified as available-for-sale. The following tables summarize the fair value of cash, cash equivalents and short-term investments, as well as gross unrealized holding gains and losses as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	holding gains	holding losses	value
Cash	$1,857,457	$-	$-	$1,857,457
Money market funds	231,193,703	-	-	231,193,703
Total cash and cash equivalents	$233,051,160	$-	$-	$233,051,160

	December 31, 2020
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	holding gains	holding losses	value
Cash	$1,977,320	$-	$-	$1,977,320
Money market funds	70,056,610	-	-	70,056,610
Total cash and cash equivalents	$72,033,930	$-	$-	$72,033,930

The Company did not hold any securities that were in an unrealized loss position for more than 12 months as of March 31, 2021 and December 31, 2020.

There were no material realized gains or losses on available-for-sale securities during the three months ended March 31, 2021 and 2020.

NOTE 4 – PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

Property and equipment is summarized as follows:

	March 31,	December 31,
	2021	2020
Furniture and equipment	$332,471	$320,957
Less accumulated depreciation	(203,980)	(185,337)
Total property and equipment, net	$128,491	$135,620

Depreciation expense was $19,000 and $12,000 for the three months ended March 31, 2021 and 2020, respectively.

Intangible assets, net of accumulated amortization was $263,000 and $319,000 as of March 31, 2021 and December 31,2020, respectively, and are included in other assets.  Amortization expense was $56,000 and $55,000 for the three months ended March 31, 2021 and 2020, respectively.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	December 31,
	2021	2020
Clinical trials accrual	$2,211,228	$4,175,497
Payroll and bonus accrual	1,194,988	3,845,441
Professional fees accrual	9,119,031	3,846,211
Other	673,285	165,536
Total	$13,198,532	$12,032,685

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

In November 2020, the Company entered into a sales agreement (the “2020 ATM agreement”) with Cowen and Company, LLC (“Cowen”), under which the Company may offer and sell in “at the market offerings,” from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $75.0 million through Cowen acting as sales agent. As of March 31, 2021, the Company has not sold any shares of its common stock under the 2020 ATM agreement.

There were 1,250 and 3,250 shares of Series A Preferred Stock outstanding as of March 31, 2021 and December 31, 2020, respectively. Each share of Series A Preferred Stock is convertible into 1,000 shares of common stock at any time at the holder’s option. However, the holder will be prohibited, subject to certain exceptions, from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than, at the written election of the holder, either 9.99% or 14.99% of the total number of shares of common stock then issued and outstanding, which percentage may be changed at the holder’s election to any other number less than or equal to 19.99% upon 61 days’ notice to the Company; provided, however, that effective 61 days after delivery of such notice, such beneficial ownership limitations shall not be applicable to any holder that beneficially owns either 10.0% or 15.0%, as applicable based on the holder’s initial written election noted above, of the total number of shares of common stock issued and outstanding immediately prior to delivery of such notice. In the event of a liquidation, dissolution, or winding up of the Company, holders of Series A Preferred Stock will receive a payment equal to $0.001 per share of Series A Preferred Stock before any proceeds are distributed to the holders of common stock.

In March 2021, certain of the Company’s stockholders elected to convert an aggregate of 2,000 shares of Series A Preferred Stock owned by such holders into an aggregate of 2,000,000 shares of the Company’s common stock.

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

Dividends

Holders of Series A preferred stock are entitled to receive dividends at a rate equal to (on an as-if-converted-to-common stock basis), and in the same form and manner as, dividends (other than dividends in the form of the issuance of common stock) actually paid on shares of common stock. Through March 31, 2021, the Company has not declared any dividends.

NOTE 7 – STOCK-BASED COMPENSATION

The Company's Board of Directors adopted and the Company's stockholders approved the 2017 equity incentive plan (“2017 Plan”), which became effective immediately on May 4, 2017. The initial reserve of shares of common stock under the 2017 Plan was 3,052,059 shares.  The 2017 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards, and other forms of stock-based awards.  Additionally, the 2017 Plan provides for the grant of performance cash awards. The Company's employees, officers, directors and consultants and advisors are eligible to receive awards under the 2017 Plan.  Upon the adoption of the 2017 Plan, no further awards will be granted under the Company’s prior plan. Pursuant to the terms of the 2017 Plan, on each January 1st, the plan limit shall be increased by the lesser of (x) 5% of the number of shares of common stock outstanding as of the immediately preceding December 31 and (y) such lesser number as the Board of Directors may determine in its discretion. On January 1, 2021 and January 1, 2020, respectively, an additional 3,287,158 and 2,735,516 shares were reserved for issuance under the 2017 Plan. As of March 31, 2021, there were 4,443,769 shares of the Company’s common stock reserved and available for issuance under the 2017 Plan.

The Company's Board of Directors adopted, and the Company's stockholders approved the 2017 employee stock purchase plan (the “2017 ESPP”), which became effective immediately prior to the execution of the underwriting agreement related to the Company’s initial public offering on May 4, 2017. The initial reserve of shares of common stock that may be issued under the 2017 ESPP was 279,069 shares. On March 20, 2017, the Company’s Compensation Committee approved an offering period under the 2017 ESPP, which began on October 20, 2017. The ESPP allows employees to purchase common stock of the Company at a 15% discount to the market price on designated purchase dates. During the three months ended March 31, 2021 and 2020, 34,256 and 43,743 shares were purchased under the ESPP and the Company recorded expense of $19,000 and $20,000, respectively. The number of shares of common stock reserved for issuance under the 2017 ESPP will automatically increase on January 1 of each year, beginning on January 1, 2018 and continuing through and including January 1, 2027, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (ii) 550,000 shares or (iii) such lesser number of shares determined by our Board. The Board acted prior to each of January 1, 2020 and January 1, 2021 to provide that there be no increase in the number of shares reserved for issuance under the 2017 ESPP on either such date. As of March 31, 2021, there were 519,296 shares of the Company’s common stock reserved for issuance under the 2017 ESPP.

Unless specified otherwise in an individual option agreement, stock options granted under the prior plan and the 2017 Plan generally have a ten-year term and a four-year graded vesting period. The vesting requirement is generally conditioned upon the grantee’s continued service with the Company during the vesting period. Once vested, all awards are exercisable from the date of grant until they expire. The option grants are non-transferable. Vested options generally remain exercisable for 90 days subsequent to the termination of the option holder’s service with the Company. In the event of option holder’s death or disability while employed by or providing service to the Company, the exercisable period extends to 12 months.

Performance-based option awards generally have similar terms, with vesting commencing on the date the performance condition is achieved and expire in accordance with the specific terms of the agreement. At March 31, 2021, there were 50,000 performance-based options outstanding and unvested that include options to be granted upon the achievement of certain research and development milestones.

The fair value of options granted during the three months ended March 31, 2021 and 2020 was estimated using the Black-Scholes option valuation model. The inputs for the Black-Scholes option valuation model require management’s significant assumptions and are detailed in the table below. The risk-free interest rates were based on the rate for U.S. Treasury securities at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected life was based on the simplified method in accordance with the SEC Staff Accounting Bulletin No. Topic 14D. The expected volatility was estimated based on historical volatility information of peer companies that are publicly available.

All assumptions used to calculate the grant date fair value of nonemployee options are generally consistent with the assumptions used for options granted to employees. In the event the Company terminates any of its consulting agreements, the unvested options underlying the agreements would also be cancelled.

The Company granted zero and 10,000 stock options to nonemployee consultants for services rendered during the three months ended March 31, 2021 and 2020, respectively. There were 27,188 and 133,946 unvested nonemployee options outstanding as of March 31, 2021 and 2020, respectively. Total expense recognized related to the nonemployee stock options for the three months ended March 31, 2021 and 2020, was $35,000 and $36,000, respectively. Total unrecognized compensation expenses related to the nonemployee stock options was $152,000 as of March 31, 2021. The Company did not recognize any expense for nonemployee performance-based option awards during the three months ended March 31, 2021 and 2020.

The Company granted 643,600 and 520,300 stock options to employees during the three months ended March 31, 2021 and 2020 respectively. There were 5,156,000 and 4,112,758 unvested employee options outstanding as of March 31, 2021, and 2020, respectively. Total expense recognized related to the employee stock options for the three months ended March 31, 2021 and 2020 was $1.3 million and $1.2 million, respectively. Total unrecognized compensation expense related to employee stock options was $12.2 million as of March 31, 2021. During the three months ended March 31, 2021 and 2020, the Company recognized zero and $38,000, respectively, in expenses for employee performance-based option awards.

The Company’s stock-based compensation expense was recognized in operating expense as follows:

	Three Months Ended March 31,
	2021	2020
Research and development	$458,035	$564,136
General and administrative	861,967	738,795
Total	$1,320,002	$1,302,931

	Three Months Ended March 31,
	2021	2020
Stock options	$1,301,214	$1,283,171
Employee Stock Purchase Plan	18,788	19,760
Total	$1,320,002	$1,302,931

The fair value of employee options granted during the three months ended March 31, 2021 and 2020 was estimated by utilizing the following assumptions:

	Three Months Ended March 31,
	2021	2020
	Weighted Average	Weighted Average
Volatility	80.40%	77.43%
Expected term in years	6.08	6.08
Dividend rate	0.00%	0.00%
Risk-free interest rate	0.65%	1.42%
Fair value of option on grant date	$2.18	$2.49

The fair value of nonemployee options granted during the three months ended March 31, 2021 and 2020 was estimated by utilizing the following assumptions:

	Three Months Ended March 31,
	2021	2020
	Weighted Average	Weighted Average
Volatility	73.90%	77.40%
Expected term in years	5.88	6.08
Dividend rate	0.00%	0.00%
Risk-free interest rate	2.36%	1.40%
Fair value of option on measurement date	$1.15	$2.45

The following table summarizes the number of options outstanding and the weighted average exercise price:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life in Years	Value
Options outstanding December 31, 2020	10,403,420	$5.26	7.59	$652,438
Granted	643,600	3.18	9.47
Exercised	(10,400)	2.00		$6,836
Forfeited or expired	(28,439)	3.52
Options outstanding March 31, 2021	11,008,181	$5.15	7.39	$6,453,789
Vested and exercisable at March 31, 2021	5,824,393	$6.35	5.96	$2,522,609

At March 31, 2021 there was approximately $12.4 million of unamortized share–based compensation expense related to employee and nonemployee grants, which is expected to be recognized over a remaining average vesting period of 2.99 years.

NOTE 8 – INCOME TAXES

The Company’s interim income tax provision consists of U.S. federal and state income taxes based on the estimated annual effective tax rate that the Company expects for the full year together with the tax effect of discrete items. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of March 31, 2021, the estimated annual effective tax rate for 2021, exclusive of discrete items, is approximately 0.28% of projected pre-tax income. The estimated annual tax expense consists of a provision for state and local income taxes.

For the three months ended March 31, 2021, the Company recorded a state income tax expense of $500,000 on a pre-tax income of $176.5 million. The Company did not record a U.S. federal income tax provision due to available net operating losses and research and development credit carryforwards.

For the three months ended March 31, 2020, the Company did not record a U.S. federal or state income tax provision due to current and historical net operating losses.

In assessing the realizability of deferred tax assets, the Company’s management evaluates whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. Management assesses all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, prior earnings history, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Significant weight is given to positive and negative evidence that is objectively verifiable. Based on these factors, including cumulative losses in recent years, the Company continues to maintain a full valuation allowance against its net deferred tax assets as of March 31, 2021.

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

Upon entry into the Northwestern agreement, the Company paid an upfront non-creditable one-time license issuance fee of $75,000, and is required to pay an annual license maintenance fee of $20,000, which will be creditable against any royalties payable to Northwestern following first commercial sale of licensed products under the agreement.  The Company is responsible for all ongoing costs of filing, prosecuting and maintaining the Northwestern Patents, but also has the right to control such activities using its own patent counsel.  In consideration for the rights granted to the Company under the Northwestern agreement, the Company is required to pay to Northwestern up to an aggregate of $5.3 million upon the achievement of certain development and regulatory milestones for the first product covered by the Northwestern Patents, and, upon commercialization of any such products, will be required to pay to Northwestern a tiered royalty on net sales of such products by the Company, its affiliates or sublicensees, at percentages in the low to mid-single-digits, subject to standard reductions and offsets.  The Company’s royalty obligations continue on a product-by-product and country-by-country basis until the later of the expiration of the last-to-expire valid claim in a licensed patent covering the applicable product in such country and 10 years following the first commercial sale of such product in such country.  If the Company sublicenses a Northwestern Patent Right, it will be obligated to pay to Northwestern a specified percentage of sublicense revenue received by the Company, ranging from the high single digits to the low teens.

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

As of March 31, 2021, none of these contingent payments were considered probable.

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

NOTE 10 – COLLABORATION AGREEMENTS

Angelini Collaboration

On July 9, 2020, the Company entered into the Angelini License Agreement with Angelini, pursuant to which the Company granted to Angelini exclusive rights to develop and commercialize OV101, a selective agonist of the GABAA receptor, for the treatment of Angelman syndrome in the European Economic Area as well as Switzerland, the United Kingdom, Russia and Turkey (the “European Territory”). On March 29, 2021, the Company received a notice of termination of the Angelini License Agreement.  Subsequently, Angelini and the Company mutually agreed to waive the six month termination notice provisions and the Angelini License Agreement terminated effective March 31, 2021. The Company has been released from its performance obligations and will not be entitled to any future milestone payments under the Angelini License Agreement.

The Company evaluated the Angelini License Agreement to determine whether it is a collaborative arrangement for purposes of ASC 808. The Company concluded that because Angelini is not the ultimate decision maker or the legal owner of the license, Angelini is not considered an active participant and therefore the Angelini License Agreement is outside of the scope of ASC 808. The Company concluded that Angelini is a customer with regard to the combined license and research and development activities and as such the Angelini License Agreement should be evaluated under ASC 606.

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

The Company determined that the $7.0 million represented a potential payment to a customer and was deferred. The transfer of compound and related information is considered a contingent milestone payment that will be recognized upon acceptance by Angelini of the milestone. The Company further determined that the license and the completion of ongoing trials are distinct from each other, as each has value without the other. As such, for the purposes of ASC 606, the Company determined that these two material promises, represent distinct performance obligations.

The Company determined the transaction price is equal to the upfront fee of $20.0 million. The transaction price was allocated based on the standalone selling price of the license and the ongoing trials.

Pursuant to the Angelini License Agreement and during the year ended December 31, 2020, Angelini made an upfront payment to the Company of $20.0 million. Upon the transfer of the specified amount of compound and related information and acceptance by Angelini, Angelini paid the Company an additional $5.0 million. This performance obligation was determined to be variable consideration which was constrained and not considered part of the upfront transaction price allocation.

During the three months ended March 31, 2021 and effective upon termination of the Angelini License Agreement, the Company recognized $12.4 million of revenue consisting of $5.4 million of license revenue related to ongoing trials and the $7.0 million related to the potential 35% funding of the cost for Angelini future trials.

Takeda Collaboration

On January 6, 2017, the Company entered into a license and collaboration with Takeda, to jointly develop and commercialize the compound TAK-935, under which the Company licensed from Takeda certain exclusive rights to develop and commercialize OV935 (soticlestat), in certain territories.

In March 2021, the Company entered into the Takeda License and Termination Agreement with Takeda, pursuant to which Takeda secured rights to the Company’s 50% global share in soticlestat, which the Company had originally licensed from Takeda, and the Company granted to Takeda an exclusive worldwide license under the Company’s relevant intellectual property rights to develop and commercialize the investigational medicine OV935 for the treatment of developmental and epileptic encephalopathies, including Dravet syndrome and Lennox-Gastaut syndrome.

Under the Takeda License and Termination Agreement, all rights in OV935 are owned by Takeda or exclusively licensed to Takeda by the Company.  Takeda assumed all responsibility for, and costs of, both development and commercialization of soticlestat, and the Company will no longer have any financial obligation to Takeda under the original collaboration agreement, including for milestone payments or any future development and commercialization costs. On March 29, 2021 upon the closing of the Takeda License and Termination Agreement, the Company received an upfront payment of $196.0 million and will be eligible to receive up to an additional $660.0 million upon achieving development, regulatory and sales milestones. In addition, the Company will be entitled to receive tiered royalties beginning in the low double-digits, and up to 20% on sales of soticlestat if it achieves regulatory approval. Royalties are payable on a country-by-country and product-by-product basis during the period beginning on the date of the first commercial sale of such product in such country and ending on the later to occur of the expiration of patent rights covering the product in such country and a specified anniversary of such first commercial sale.

The Company identified the following material promises under the Takeda License and Termination Agreement: (1) no later than the second business day prior to the closing of the Takeda License and Termination Agreement (the “Closing Date”), the Company and Takeda were required to agree on an estimate of the development expenses that accrued, or would accrue, under the original collaboration agreement as of March 31, 2021; (2) on the Closing Date, the Company was required to (i) provide and transfer to Takeda the materials, information and data relating to the OV935 program, including clinical trial data and results, as further set forth in the Takeda License and Termination Agreement, (ii) assign to Takeda certain agreements applicable to the OV935 program, and (iii) assign to Takeda all of its right, title and interest in, to and under all intellectual property rights developed or created pursuant to the original collaboration agreement and owned jointly by the Company and Takeda as of the Closing Date; (3) within 45 days after March 31, 2021, the Company and Takeda are required to provide a written report to the finance officer designated by the other party setting forth a final total of the development expenses that accrued as of March 31, 2021 and, within 10 business days after receipt of such report, the finance officers shall agree on whether a net settlement payment is due from Takeda to the Company or from the Company to Takeda; and (4) within 75 days after the Closing Date, to the extent not provided on the Closing Date, Ovid shall provide to Takeda (i) any materials, information and data relating to the OV935 program, including clinical trial data and results, as further set forth in the Takeda License and Termination Agreement, (ii) other documents (including all expired agreements and related data developed thereunder) to the extent relating to the OV935 program that are necessary for the exploitation, development, commercialization and manufacture of OV935, as further set forth in the Takeda License and Termination Agreement and (iii) any tangible embodiments of the intellectual property rights controlled by Ovid that are reasonably necessary for, used in or held for use in Takeda’s exploitation of the OV935 program.

The Company determined the transaction price is equal to the upfront fee of $196.0 million and is associated with all four performance obligations identified above. It is noted that the incremental effort associated with performance obligations three and four is negligible and not material in the context of the Takeda License and Termination Agreement since all of the information is related to the collaboration period for which the Company already has the information readily available. Therefore, since they are not material in the context of the Takeda License and Termination Agreement, the full upfront fee will be allocated to the two performance obligations satisfied at closing.

During the three months ended March 31, 2021, the Company recognized a credit in research and development expenses of $2.6 million and expenses of $0.1 million in general and administrative representing costs to be reimbursed to the Company from Takeda. During the three months ended March 31, 2020, the Company recognized a credit in research and development expenses of $0.4 representing costs to be reimbursed to the Company from Takeda.

NOTE 11 – RELATED PARTY TRANSACTIONS

In March 2021, the Company entered into the Takeda License and Termination Agreement with Takeda. For a description of the Takeda License and Termination Agreement, see Note 10.

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

NOTE 12 – NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated based upon the weighted-average number of common shares outstanding during the period, excluding outstanding stock options that have been issued but are not yet vested. Diluted net income (loss) per share is calculated based upon the weighted-average number of common shares outstanding during the period plus the dilutive impact of weighted-average common equivalent shares outstanding during the period. The potentially dilutive shares of common stock resulting from the assumed exercise of outstanding stock options were determined under the treasury stock method.

The Basic and diluted net income (loss) per common share is presented in conformity with the two-class method required for participating securities and multiple classes of shares. The Company considers the preferred shares to be participating securities.

For any period in which the Company records net income, undistributed earnings allocated to the participating securities are subtracted from net income in determining net income attributable to common stockholders. The undistributed earnings have been allocated based on the participation rights of preferred shares and common shares as if the earnings for the year have been distributed. For periods in which the Company recognizes a net loss, undistributed losses are allocated only to common shares as the participating securities do not contractually participate in the Company’s losses. Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Participating securities are excluded from basic weighted-average common shares outstanding.

The following table summarizes the calculation of basic and diluted net income (loss) per share:

	March 31,
	2021	2020
Net income (loss)	$176,007,307	$(20,030,090)
Net income attributable to participating securities	(7,439,355)	-
Net income (loss) attributable to common stockholders	$168,567,952	$(20,030,090)

	March 31,
	2021	2020
Net income (loss) attributable to common stockholders	$168,567,952	$(20,030,090)
Weighted-average common shares outstanding, basic	66,088,592	54,715,610
Dilutive effect of outstanding stock options	489,784	-
Weighted-average common shares outstanding, diluted	66,578,377	54,715,610
Net income (loss) per share, basic	$2.55	$(0.37)
Net income (loss) per share, diluted	$2.53	$(0.37)

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	March 31,
	2021	2020
Stock options to purchase common stock	10,518,397	7,879,568
Series A convertible preferred stock	-	7,762

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission (“SEC”) on March 15, 2021. In addition to historical financial information, the following discussion contains forward-looking statements based upon our current plans, expectations and beliefs that involve risks, uncertainties and assumptions. Our actual results may differ materially from those described in or implied by these forward-looking statements because of many factors, including those set forth under the section titled “Risk Factors” in Part II, Item 1A. Such factors may be amplified by the ongoing COVID-19 pandemic and its potential impact on our business and the global economy.

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

During the three months ended March 31, 2021, we generated $208.4 million of license and other revenue through our Collaboration and License Agreement (“the Angelini License Agreement”) with Angelini Pharma Rare Diseases AG (“Angelini”) and our Royalty, License and Termination agreement (the “Takeda License and Termination Agreement”) with Takeda Pharmaceutical Company Limited (“Takeda”) and have otherwise funded our business primarily through the sale of our capital stock. Through March 31, 2021, we have raised net proceeds of $275.4 million from the sale of our convertible preferred stock and our common stock. As of March 31, 2021, we had $233.1 million in cash and cash equivalents. We recorded net income of $176.0 million for the three months ended March 31, 2021 and net losses $20.0 million for the three months ended March 31, 2020. As of March 31, 2021, we had an accumulated deficit of $118.2 million.

Although we recorded net income of $176.0 million during the three months ended March 31, 2021, we expect to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from period to period, depending on the timing of our planned preclinical studies and clinical trials and expenditures on our other research and development and commercial development activities. We expect our expenses will increase substantially over time as we:

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

Recent Developments

Takeda License and Termination Agreement

In March 2021, we entered into the Takeda License and Termination Agreement with Takeda, pursuant to which Takeda secured rights to our 50% global share in soticlestat, which we had originally licensed from Takeda, and we granted to Takeda an exclusive, worldwide license under our relevant intellectual property rights to develop and commercialize the investigational medicine OV935 for the treatment of developmental and epileptic encephalopathies, including Dravet syndrome and Lennox-Gastaut syndrome.

Notice of Termination of the Angelini License Agreement

We received Notice of Termination dated March 29, 2021 from Angelini, and we and Angelini subsequently agreed that the Angelini License Agreement terminated effective March 31, 2021. Following termination of the Angelini License Agreement, the Company was released from its performance obligations and will not be entitled to any future milestone payments under the Agreement.

Discontinuation of Development of OV101

In April 2021, we announced that we will discontinue development of OV101 (gaboxadol), a delta (δ)-selective GABAA receptor agonist, in Angelman syndrome, and that we do not plan to initiate further clinical studies of OV101 in Fragile X syndrome. As a result, we intend to reprioritize our resources to focus on the development of our robust early-stage pipeline, including OV882, a short hairpin RNA therapy targeting UBE3A gene expression in neurons, as a potential treatment for Angelman syndrome.

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

Financial Operations Overview

Revenue

Since inception, we recognized $25.0 million of revenue under the Angelini License Agreement and $196.0 million in connection with the Takeda License and Termination Agreement. We have not generated any revenue from commercial drug sales and do not expect to generate any revenue from commercial drug sales unless or until we obtain regulatory approval of and commercialize one or more of our current or future drug candidates. In the future, we may generate revenue from a combination of research and development payments, license fees and other upfront or milestone payments.

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

Research and development activities are and will continue to be central to our business model. We expect our research and development expenses to increase over the next several years as we advance our current and future drug candidates through preclinical studies and clinical trials. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time-consuming. It is difficult to determine with certainty the duration and costs of any preclinical study or clinical trial that we may conduct. The duration, costs and timing of clinical trial programs and development of our current and future drug candidates will depend on a variety of factors that include, but are not limited to, the following:

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

Other (Expenses) Income, Net

Other (expense) income consists of interest income earned on our cash and cash equivalents maintained in money market funds and prior short-term investments that were maintained in U.S. treasury notes.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes the results of our operations for the periods indicated:

	Three Months Ended March 31,	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Revenue:
License and other revenue	$12,383	$-	$12,383
License revenue - related party	196,000	-	196,000
Total revenue	208,383	-	208,383
Operating expenses:
Research and development	$16,249	$14,625	$1,624
General and administrative	15,577	5,669	9,908
Total operating expenses	31,825	20,294	11,531
Income (loss) from operations	176,557	(20,294)	196,851
Other (expense) income, net	(50)	264	(314)
Income (loss) before provision for income taxes	176,508	(20,030)	196,538
Provision for income taxes	500	-	500
Net income (loss)	$176,007	$(20,030)	$196,037

Revenue

Total revenue was $208.4 million for the three months ended March 31, 2021. We did not generate any revenue during the three months ended March 31, 2020. The increase in total revenue was due to $12.4 million of revenue recorded in connection with the Angelini License Agreement and $196.0 million of revenue recorded in connection with the Takeda License and Termination Agreement.

Research and Development Expenses

	Three Months Ended March 31,	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Preclinical and development expenses	$11,136	$9,752	$1,384
Payroll and payroll-related expenses	3,917	3,922	(5)
Other expenses	1,196	951	245
Total research and development	$16,249	$14,625	$1,624

Research and development expenses were $16.2 million for the three months ended March 31, 2021 compared to $14.6 million for the three months ended March 31, 2020. The increase of $1.6 million included a decrease in preclinical and development expenses for the clinical studies of OV101 and an increase in Takeda collaboration expenses related to OV935. During the three months ended March 31, 2021 total research and development expenses consisted of $11.1 million in preclinical and development expenses, including a credit of $2.6 million representing costs to be reimbursed to us from Takeda in respect of the Takeda collaboration, $3.9 million in payroll and payroll-related expenses, of which $0.5 million related to stock-based compensation, and $1.2 million in other expenses. During the three months ended March 31, 2020, total research and development expenses consisted of $9.8 million in preclinical and development expenses, including a credit of $0.4 million representing costs to be reimbursed to us from Takeda in respect of the Takeda collaboration, $3.9 million in payroll and payroll-related expenses, of which $0.6 million related to stock-based compensation, and $1.0 million in other expenses.

General and Administrative Expenses

	Three Months Ended March 31,	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Payroll and payroll-related expenses	$3,785	$2,780	$1,005
Legal and professional fees	10,753	1,932	8,821
General office expenses	1,039	958	81
Total general and administrative	$15,577	$5,669	$9,907

General and administrative expenses were $15.6 million for the three months ended March 31, 2021 compared to $5.7 million for the three months ended March 31, 2020. The increase of $9.9 million was primarily due to an increase in legal fees and professional fees of $8.8 million, which includes $8.2 million of one-time fees related to the Takeda License and Termination Agreement, an increase in payroll and payroll-related expenses of $1.0 million and an increase in general office expenses of $0.1 million.

Other (Expense) Income, net

Other expense was $0.1 million for the three months ended March 31, 2021. Other income was $0.3 million for the three months ended March 31, 2020.

Liquidity and Capital Resources

Overview

As of March 31, 2021, we had total cash and cash equivalents of $233.1 million as compared to $72.0 million of cash and cash equivalents as of December 31, 2020. The $161.1 million increase in total cash and cash equivalents was due primarily to the one-time upfront payment of $196.0 million received as part of the Takeda License and Termination Agreement offset by operating expenses of $31.8 million for the three months ended March 31, 2021.

In November 2020, we filed a new shelf registration statement on Form S-3 (Registration No. 333-250054) that allows us to sell up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities and/or warrants (the “S-3 Registration Statement”), which includes a prospectus covering the issuance and sale of up to $75.0 million of common stock pursuant to an at-the-market (“ATM”) offering program. As of March 31, 2021, we had $250.0 million available under our S-3 Registration Statement, including $75.0 million available pursuant to our ATM program.

Similar to other development stage biotechnology companies, we have generated limited revenue, which has been through the Angelini License Agreement.  With the exception of the three months ended March 31, 2021, when we received the one-time upfront payment of $196.0 million as part of the Takeda License and Termination Agreement, we have incurred losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the next several years. We recorded net income of approximately $176.0 million and net losses of $20.0 million for the three months ended March 31, 2021 and 2020, respectively. We expect to incur net losses in subsequent periods. As of March 31, 2021, we had an accumulated deficit of $118.2 million and working capital of $220.3 million.

We believe that our existing cash and cash equivalents as of March 31, 2021 will be sufficient to fund our current operating plans through at least the next 12 months from the date of the filing of this Quarterly Report on Form 10-Q.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$160,899	$(18,412)
Investing activities	(12)	3,836
Financing activities	130	16
Net increase (decrease) in cash and cash equivalents	$161,017	$(14,560)

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $160.9 million for the three months ended March 31, 2021, which consisted of net income of $176.0 million offset by a net of $15.1 million of non-cash charges and indirect cash changes, primarily related to $1.3 million of stock-based compensation expense and $12.4 million of deferred revenue. Net cash used in operating activities was $18.4 million for the three months ended March 31, 2020, which consisted of a net loss of $20.0 million offset by a net of $1.6 million of non-cash charges and indirect cash changes, primarily related to $1.3 million of stock-based compensation expense.

Net Cash (Used In) Provided by Investing Activities

Net cash used in investing activities was $12,000 for the three months ended March 31, 2021, compared to $3.8 million of net cash provided by investing activities for the three months ended March 31, 2020. The change in net cash provided by investing activities was primarily due to the maturities of short-term investments during the three months ended March 31, 2020 compared to no investment activity during the three months ended March 31, 2021.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $0.1 million for the three months ended March 31, 2021 primarily due to proceeds purchases of shares under the 2017 employee stock purchase plan and the exercise of options. Net cash provided by financing activities of $16,000 for the three months ended March 31, 2020 was primarily due to purchases of shares under the 2017 employee stock purchase plan, offset by expenses related to our ATM program.

Contractual Obligations and Commitments

As of March 31, 2021, we had no material contractual obligations or commitments. We had no long-term debt or capital leases and no material non-cancelable purchase commitments with service providers, as we have generally contracted on a cancelable, purchase order basis. We excluded any potential contingent payments upon the achievement by us of clinical, regulatory and commercial events, as applicable, or royalty payments that we may be required to make under license agreements we have entered into with various entities pursuant to which we have in-licensed certain intellectual property as contractual obligations or commitments, including agreements with H. Lundbeck A/S and Northwestern. Pursuant to these license agreements, we have agreed to make milestone payments up to an aggregate of $194.3 million upon the achievement of certain development, regulatory and sales milestones. We excluded these contingent payments given that the timing, probability, and amount, if any, of such payments cannot be reasonably estimated at this time.

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

During the three months ended March 31, 2021, there were no material changes to our critical accounting policies as reported for the year ended December 31, 2020 as part of our Annual Report on Form 10-K, which was filed with the SEC on March 15, 2021.  In addition, see Note 2 of our Condensed Financial Statements under the heading “Recent Accounting Pronouncements” for new accounting pronouncements or changes to the accounting pronouncements during the three months ended March 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. As of March 31, 2021, we had cash and cash equivalents of $233.1 million that were held in an interest-bearing money market account. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and short-term investments and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in institutional market funds that are comprised of U.S. Treasury and U.S. Treasury-backed repurchase agreements as well as treasury notes and high quality short-term corporate bonds.

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

As of March 31, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Position and Need for Additional Capital

Historically, we have incurred significant operating losses and expect to continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.

We have historically incurred significant operating losses. Due to a one-time, upfront payment of $196.0 million pursuant to the Takeda License and Termination Agreement, our net income was $176.0 million for the three months ended March 31, 2021. As of March 31, 2021, we had an accumulated deficit of $118.2 million. We expect to incur increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our drug candidates, as well as hiring employees and building our infrastructure. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

In addition, because of the numerous risks and uncertainties associated with pharmaceutical products and development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Our expenses could increase, and profitability could be further delayed if we decide to or are required by the FDA, or other regulatory authorities such as the European Medicines Agency (“EMA”), to perform studies or trials in addition to those currently expected, or if there are any delays in the development, or in the completion of any planned or future preclinical studies or clinical trials of our current and future drug candidates. Even if we complete the development and regulatory processes described above, we anticipate incurring significant costs associated with launching and commercializing our current and future drug candidates.

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

Our operations have consumed substantial amounts of cash since our inception in April 2014, primarily due to organizing and staffing our company, business planning, raising capital, acquiring assets and undertaking the development of our drug candidates. We have not yet demonstrated the ability to, obtain marketing approvals, manufacture a commercial-scale drug or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had more experience developing drug candidates.

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

Our operations have consumed substantial amounts of cash since our inception. We expect our expenses to increase as we advance our current and future drug candidates through preclinical studies and clinical trials, commercialize our drug candidates, and pursue the acquisition or in-licensing of any additional drug candidates. Our expenses could increase beyond expectations if the FDA or other regulatory authorities require us to perform clinical and other studies in addition to those that we currently anticipate. In addition, if we obtain marketing approval for our drug candidates, we expect to incur significant expenses related to manufacturing, marketing, sales and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company.

As of March 31, 2021, our cash and cash equivalents were $233.1 million, and we had an accumulated deficit of $118.2 million.  We believe that our existing cash and cash equivalents will fund our current operating plans through at least 12 months from the filing of this Quarterly Report on Form 10-Q. However, our operating plans may change because of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.

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

Even if we obtain approval from the FDA and comparable foreign regulatory authorities for our current and future drug candidates, any approval might contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval, or any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development of that drug candidate or any other drug candidate that we may in-license, develop or acquire in the future.  In certain circumstances,  our third-party licensees are responsible for obtaining regulatory approvals in the countries covered by the license, and we are dependent on their efforts in order to achieve the necessary approvals in order to commercialize our products.  If  any future licensees fail to perform their obligations to develop and obtain regulatory approvals for the licensed products, we may not be able to commercialize our products in the affected countries, or our ability to do so may be substantially delayed.

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

Success in preclinical testing and early clinical trials does not ensure that subsequent clinical trials will generate similar results or otherwise provide adequate data to demonstrate the efficacy and safety of a drug candidate. Frequently, drug candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. For instance, our NEPTUNE trial did not meet its primary endpoints despite earlier encouraging results of STARS, the first clinical trial evaluating efficacy of OV101 in patients with Angelman syndrome, and OV101 has not been evaluated in a clinical trial to treat Fragile X syndrome. In April 2021, we announced that we will discontinue development of OV101 in Angelman syndrome and that we do not plan to initiate further clinical studies of OV101 in Fragile X syndrome. Similarly, our Phase 1b/2a adult study of OV935 showed exploratory signals of efficacy in seizure frequency reduction, but we may be unable to demonstrate efficacy in future trials in patients with DEE, or the related indications of Dravet syndrome, Lennox-Gastaut syndrome, CDKL5 Deficiency Disorder or Duplication 15q (“Dup15q”) syndrome, and the FDA has not yet made any determination regarding safety and efficacy of OV935 in any of these indications. In March 2021, we entered into a royalty, license and termination agreement (“Takeda License and Termination Agreement”) with Takeda under which Takeda secured rights to our 50% global share in soticlestat, and an exclusive license under its relevant intellectual property rights and global rights from us to develop and commercialize the investigational medicine OV935 for the treatment of developmental and epileptic encephalopathies, including Dravet syndrome and Lennox-Gastaut syndrome. The results from preclinical studies may not be predictive of the effects of these compounds in later stage clinical trials. If we do not observe favorable results in clinical trials of one of our drug candidates, we may decide to delay or abandon clinical development of that drug candidate. Any such delay or abandonment could harm our business, financial condition, results of operations and prospects.

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

During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries and discomforts, to their doctor. Often, it is not possible to determine whether or not the drug candidate being studied caused these conditions. Regulatory authorities may draw different conclusions or require additional testing to confirm these determinations, if they occur. In addition, it is possible that as we test our drug candidates in larger, longer and more extensive clinical programs, or as use of these drug candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by subjects. Many times, side effects are only detectable after investigational drugs are tested in large-scale, Phase 3 trials or, in some cases, after they are made available to patients on a commercial scale after approval. For example, in one of the trials conducted by H. Lundbeck A/S (“Lundbeck”), there were reports of hallucinations in drug abusers at 30mg and 45mg doses of OV101, which are higher than the 10mg and 15mg doses that were effective for insomnia. In addition, some patients treated with OV101 in the Lundbeck Phase 3 trials experienced headaches, nausea and dizziness. In the STARS study, the most frequent adverse events for OV101 treated arms that were greater than placebo arm included pyrexia, rash, seizure, enuresis, myoclonic epilepsy, otitis media and viral infection. In the Phase 1b/2a OV935 trial, adverse events that occurred more frequently in the OV935-treatment group versus the placebo group were dysarthria, insomnia, lethargy, seizure cluster, and upper respiratory infection. If additional clinical experience indicates that any of our drug candidates has adverse events or causes serious or life-threatening adverse events, the development of that drug candidate may fail or be delayed, or, if the drug candidate has received regulatory approval, such approval may be revoked, which would harm our business, prospects, operating results and financial condition.

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

Approval of a drug candidate in the United States by the FDA does not ensure approval of such drug candidate by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Sales of our current and future drug candidates outside of the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval. Even if the FDA grants marketing approval for a drug candidate, comparable regulatory authorities of foreign countries also must approve the manufacturing and marketing of the drug candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and more onerous than, those in the United States, including additional preclinical studies or clinical trials. In many countries outside the United States, a drug candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for any drug candidates, if approved, is also subject to approval. Obtaining approval for our current and future drug candidates in the European Union from the European Commission following the opinion of the EMA, if we choose to submit a marketing authorization application there, would be a lengthy and expensive process. Even if a drug candidate is approved, the FDA or the European Commission, as the case may be, may limit the indications for which the drug may be marketed, require extensive warnings on the drug labeling or require expensive and time-consuming additional clinical trials or reporting as conditions of approval. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our current and future drug candidates in certain countries. In certain cases, we are dependent on third parties to obtain such foreign regulatory approvals, and any delay or failure of performance of such third parties could delay or prevent our ability to commercialize our products in the affected countries. Due to the ongoing COVID-19 pandemic, it is possible that we could experience delays in the timing of our interactions with regulatory authorities due to absenteeism by governmental employees, inability to conduct planned physical inspections related to regulatory approval, or the diversion of regulatory authority efforts and attention to approval of other therapeutics or other activities related to COVID-19, which could delay anticipated approval decisions and otherwise delay or limit our ability to make planned regulatory submissions or obtain new product approvals.

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

Risks Related to Licensing and Collaboration Arrangements

Under the Takeda License and Termination Agreement, we are entitled to receive royalty and milestone payments in connection with the development and commercialization of soticlestat. We may not receive such payments if there is a disruption in or termination of the development of soticlestat or our relationship with Takeda, which would materially harm our business.

In March 2021, we entered into the Takeda License and Termination Agreement, pursuant to which Takeda secured rights to our 50% global share in soticlestat, which we had originally licensed from Takeda, and we granted to Takeda an exclusive worldwide license under our relevant intellectual property rights to develop and commercialize the investigational medicine soticlestat for the treatment of developmental and epileptic encephalopathies, including Dravet syndrome and Lennox-Gastaut syndrome.  All rights in soticlestat are now owned by Takeda or exclusively licensed to Takeda by us.  Following the closing date of the Takeda License and Termination Agreement, Takeda assumed all responsibility for, and costs of, both development and commercialization of soticlestat, and we will no longer have any financial obligation to Takeda under the original collaboration agreement, including for milestone payments or any future development and commercialization costs. Upon closing of the Takeda License and Termination Agreement, we received a one-time, upfront payment of $196.0 million and, if soticlestat is successfully developed, we will be eligible to receive up to an additional $660.0 million upon achieving specified development, regulatory and sales milestones. In addition, if soticlestat achieves regulatory approval, we will be entitled to receive tiered royalties at percentages ranging from the low double-digits, and up to 20% on sales of soticlestat. Royalties will be payable on a country-by-country and product-by-product basis during the period beginning on the date of the first commercial sale of such product in such country and ending on the later to occur of the expiration of patent rights covering the product in such country and a specified anniversary of such first commercial sale.

If for any reason the Takeda License and Termination Agreement is terminated or otherwise interrupted, or if the development or commercialization of soticlestat is delayed or terminated, we may not receive the royalty and milestone payments under such agreement, or any portion thereof. We are dependent upon such payments to fund the regulatory development of our current and future product candidates.  If we are unable to find alternative sources of revenue, our inability to receive royalty or milestone payments under the Takeda License and Termination Agreement would negatively impact our business and results of operations.

We may be required to make significant payments in connection with our license of OV101 from Lundbeck.

We acquired rights to OV101 pursuant to a license agreement with Lundbeck in March 2015 (the “Lundbeck Agreement”), as amended in May 2019. Under the Lundbeck Agreement, as amended, we are subject to significant obligations, including payment obligations upon achievement of specified milestones and royalties on drug sales, as well as other material obligations. We are obligated to pay Lundbeck milestone payments up to an aggregate of $189.0 million upon the achievement of certain development, regulatory and sales milestone events. In addition, we are obligated to pay Lundbeck tiered royalties based on net sales of OV101. In April 2021, we announced that we will discontinue development of OV101 in Angelman syndrome and that we do not plan to initiate further clinical studies of OV101 in Fragile X syndrome. However, if these payments become due under the terms of the Lundbeck Agreement, we may not have sufficient funds available to meet our obligations and our development efforts may be harmed.

Risks associated with the in-licensing or acquisition of drug candidates could cause substantial delays in the preclinical and clinical development of our drug candidates.

We acquired rights to OV101 pursuant to the Lundbeck Agreement, as amended, and we may acquire or in-license drug candidates for preclinical or clinical development in the future as we continue to build our pipeline. The Lundbeck Agreement imposes, and any such other arrangements with third parties may impose, diligence, development and commercialization obligations, milestone payments, royalty payments, indemnification and other obligations on us. Our rights to use any licensed intellectual property may be subject to the continuation of and our compliance with the terms of any such agreements. Additionally, disputes may arise regarding our rights to intellectual property licensed to us or acquired by us from a third party, including but not limited to:

•	the scope of rights granted under any license or other agreement;
•	the extent to which our technology and processes infringe on intellectual property of the licensor or grantor that is not subject to the license or other agreement;
•	the sublicensing of patent and other rights;
•	our diligence obligations under any license agreement;
•	the ownership of inventions and know-how resulting from the creation or use of intellectual property by us, alone or with our licensors and collaborators;
•	the scope and duration of our payment obligations;
•	our rights upon termination of such agreement; and
•	the scope and duration of exclusivity obligations of each party to the agreement.

Disputes over intellectual property and other rights that we have licensed or acquired from third parties could prevent or impair our ability to maintain any such arrangements on acceptable terms, result in delays in the commencement or completion of our preclinical studies and clinical trials and impact our ability to successfully develop and commercialize the affected drug candidates. If we fail to comply with our obligations under any future licensing agreements, these agreements may be terminated or the scope of our rights under them may be reduced and we might be unable to develop, manufacture or market any product that is licensed under these agreements.

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

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. The FDA released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing a Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed and implemented regulations designed to control pharmaceutical and biological product pricing, including pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs.

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

We do not own or operate, and we do not expect to own or operate, facilities for drug manufacturing, storage and distribution, or testing. We will be dependent on third parties to manufacture the clinical supplies of our drug candidates. The drug substance for OV101 was manufactured by Lundbeck. We believe that the drug substance transferred from Lundbeck under the Lundbeck Agreement will be sufficient for us to complete our future clinical trials.

Further, we also will rely on third-party manufacturers to supply us with sufficient quantities of our drug candidates to be used, if approved, for commercialization. Any significant delay in the supply of a drug candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our drug candidates.

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

We and our CROs will be required to comply with good laboratory practices (“GLPs”) and good clinical practices (“GCPs”), which are regulations and guidelines enforced by the FDA and are also required by the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities in the form of International Council for Harmonization guidelines for any of our drug candidates that are in preclinical and clinical development. The regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. Although we will rely on CROs to conduct GCP-compliant clinical trials, we remain responsible for ensuring that each of our GLP preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations, and our reliance on the CROs does not relieve us of our regulatory responsibilities. If we or our CROs fail to comply with GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of subjects, we may be required to repeat clinical trials, which would delay the regulatory approval process.

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

As of March 31, 2021, we had 64 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day operations and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational inefficiencies, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future drug candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance, our ability to commercialize drug candidates, develop a scalable infrastructure and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance future cash needs through public or private equity or debt offerings. In November 2020, we filed a shelf registration statement on Form S-3 (Registration No. 333-250054) that allows us to sell up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities and/or warrants (the “S-3 Registration Statement”), which includes a prospectus covering the issuance and sale of up to $75.0 million of common stock pursuant to an at-the-market (“ATM”) offering program. As of March 31, 2021, we had $250.0 million available under our S-3 Registration Statement, including $75.0 million available pursuant to our ATM program. Financing activities may have an adverse impact on our stockholders’ rights as well as on our operations, and such additional funding may not be available on reasonable terms, if at all. If we raise additional funds through the issuance of additional debt or equity securities, it may result in dilution to our existing stockholders and/or increased fixed payment obligations. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations and potentially impair our competitiveness, such as redeeming our shares, making investments, issuing additional equity, limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, if we seek funds through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us. Any of these events could significantly harm our business, financial condition and prospects.

You will be diluted by any conversions of outstanding Series A convertible preferred stock and exercises of outstanding options.

As of March 31, 2021, we had outstanding options to purchase an aggregate of 11,008,181 shares of our common stock at a weighted average exercise price of $5.15 per share and 1,250,000 shares of common stock issuable upon conversion of outstanding Series A convertible preferred stock for no additional consideration. Such Series A convertible preferred stock is convertible any time at the option of the holder thereof subject to the beneficial ownership limitations described in Note 6 to the financial statements contained in this Quarterly Report on Form 10-Q. The exercise of such options and conversion of the Series A convertible preferred stock for shares of our common stock will result in further dilution of your investment and could negatively affect the market price of our common stock. In addition, you may experience further dilution if we issue common stock, or securities convertible into common stock, in the future. As a result of this dilution, you may receive significantly less than the full purchase price you paid for the shares in the event of liquidation.

Concentration of ownership of our common stock among our executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Based upon our shares of our common stock outstanding as of May 6, 2021, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 56% of our outstanding common stock.

Takeda, a greater than 5% holder, has agreed to, among other things, (i) a standstill provision, (ii) restrictions on its ability to sell or otherwise transfer it shares of our stock, (iii) vote its shares on certain matters in accordance with the holders of a majority of shares of our common stock and (iv) restrictions on the percentage of our outstanding common stock it may own, in accordance with the terms of the Takeda License and Termination Agreement.

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

Additionally, the Takeda standstill provisions and transfer restrictions in the Takeda License and Termination Agreement may delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares.

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

10.1^	Royalty, License and Termination Agreement, by and between the Company and Takeda Pharmaceutical Company Limited, dated March 2, 2021.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

^

Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the Securities and Exchange Commission, certain portions of this exhibit have been redacted. The Company hereby agrees to furnish supplementally to the Securities and Exchange Commission, upon its request, an unredacted copy of this exhibit.

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

OVID THERAPEUTICS INC.

Date: May 13, 2021	By:	/s/ Jeremy M. Levin
Jeremy M. Levin
Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2021	By:	/s/ Timothy Daly
Timothy Daly
Executive Vice President, Finance, Corporate Controller & Treasurer (Principal Financial and Accounting Officer)