Form 10-Q
period 2021-06-30
Ovid Therapeutics Inc.
filed 2021-08-16
CIK 1636651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 6, 2021, the registrant had 67,931,996 shares of common stock, $0.001 par value per share, outstanding.

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
•
our ability to establish and maintain collaborations or obtain additional funding;
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
•
We are very early in our development efforts and all our drug candidates are in preclinical development. If we are unable to successfully develop, receive regulatory approval for and commercialize our drug candidates for these or any other indications, or successfully develop any other drug candidates, or experience significant delays in doing so, our business will be harmed.
•
Our future success is dependent on the successful clinical development, regulatory approval and commercialization of our current and future drug candidates. If we, or our licensees, are not able to obtain the required regulatory approvals, we will not be able to commercialize our drug candidates, and our ability to generate revenue will be adversely affected.
•
Because the results of preclinical studies or earlier clinical trials are not necessarily predictive of future results, our drug candidates may not have favorable results in planned or future preclinical studies or clinical trials, or may not receive regulatory approval.
•
It is difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval for our gene therapy candidates.
•
Negative public opinion and increased regulatory scrutiny of gene therapy and genetic research may damage public perception of our product candidates or adversely affect our ability to conduct our business or obtain marketing approvals for our product candidates.
•
Interim topline and preliminary results from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures, which could result in material changes in the final data.
•
Preclinical studies and clinical trials are very expensive, time-consuming and difficult to design and implement and involve uncertain outcomes. Further, we may encounter substantial delays in our clinical trials or we may fail to demonstrate safety and efficacy in our preclinical studies and clinical trials to the satisfaction of applicable regulatory authorities.
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
•
Under the Takeda License and Termination Agreement, we are entitled to receive royalty and milestone payments in connection with the development and commercialization of soticlestat. If Takeda fails to progress or discontinues the development of soticlestat, we may not receive some or all of such payments, which would materially harm our business.
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
•
COVID-19 could adversely impact our business, including our preclinical studies, clinical trials and access to capital.
•
We may need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.
•
We may be subject to numerous and varying privacy and security laws, and our failure to comply could result in penalties and reputational damage.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

OVID THERAPEUTICS INC.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2021	2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$212,166,565	$72,033,930
Related party receivable	-	141,763
Prepaid expenses and other current assets	3,705,972	2,667,508
Total current assets	215,872,537	74,843,201

Long-term equity investment	1,607,946	-
Long-term prepaid expenses	-	477,171
Security deposit	177,726	150,626
Property and equipment, net	113,663	135,620
Other assets	227,427	318,900
Total assets	$217,999,299	$75,925,518

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$909,523	$5,446,206
Accrued expenses	10,380,263	12,032,685
Deferred revenue, current	-	2,212,892
Related party payable	-	2,370,992
Total current liabilities	11,289,786	22,062,775
Deferred revenue, net of current portion	-	10,169,887
Related party payable - noncurrent	-	61,200
Total liabilities	11,289,786	32,293,862

Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; Series A convertible preferred stock, 10,000 shares designated, 1,250 and 3,250 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	1	3
Common stock, $0.001 par value; 125,000,000 shares authorized; 67,833,947 and 65,743,170 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	67,834	65,743
Additional paid-in-capital	340,614,895	337,758,007
Accumulated other comprehensive income	-	-
Accumulated deficit	(133,973,217)	(294,192,097)
Total stockholders' equity	206,709,513	43,631,656
Total liabilities and stockholders' equity	$217,999,299	$75,925,518

See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.

Condensed Consolidated Statements of Operations

(unaudited)

	For The Three Months Ended June 30,	For The Three Months Ended June 30,	For The Six Months Ended June 30,	For The Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
License and other revenue	$-	$-	$12,382,779	$-
License revenue - related party	-	-	196,000,000	-
Total revenue	-	-	208,382,779	-
Operating expenses:
Research and development	$7,683,668	$16,032,945	$23,932,581	$30,658,313
General and administrative	6,629,158	7,108,742	22,205,707	12,777,759
Total operating expenses	14,312,826	23,141,687	46,138,288	43,436,072
(Loss) income from operations	(14,312,826)	(23,141,687)	162,244,491	(43,436,072)
Other (expenses) income, net	(2,517)	590,491	(52,250)	854,786
(Loss) income before provision for income taxes	(14,315,343)	(22,551,196)	162,192,241	(42,581,286)
Provision for income taxes	1,473,084	-	1,973,361	-
Net (loss) income	$(15,788,427)	$(22,551,196)	$160,218,880	$(42,581,286)
Net (loss) income per share, basic	$(0.23)	$(0.41)	$2.32	$(0.77)
Net (loss) income per share, diluted	$(0.23)	$(0.41)	$2.30	$(0.77)
Weighted-average common shares outstanding, basic	67,818,366	55,607,110	66,953,431	55,161,360
Weighted-average common shares outstanding, diluted	67,818,366	55,607,110	67,565,761	55,161,360

See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(unaudited)

	For The Three Months Ended June 30,	For The Three Months Ended June 30,	For The Six Months Ended June 30,	For The Six Months Ended June 30,
	2021	2020	2021	2020
Net (loss) income	$(15,788,427)	$(22,551,196)	$160,218,880	$(42,581,286)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	-	(65,704)	-	(2,469)
Comprehensive (loss) income	$(15,788,427)	$(22,616,900)	$160,218,880	$(42,583,755)

See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2020	3,250	$3	65,743,170	$65,743	$337,758,007	$-	$(294,192,097)	$43,631,656
Stock-based compensation expense	-	-	-	-	1,320,002	-	-	1,320,002
Issuance of common stock from employee stock purchase plan	-	-	34,256	34	130,139	-	-	130,173
Issuance of common stock from exercise of stock options	-	-	10,400	11	20,791	-	-	20,802
Conversion of series A convertible preferred stock to common stock	(2,000)	(2)	2,000,000	2,000	(1,998)	-	-	-
Net income	-	-	-	-	-	-	176,007,307	176,007,307
Balance, March 31, 2021	1,250	1	67,787,826	67,788	339,226,941	-	(118,184,790)	221,109,940
Stock-based compensation expense	-	-	-	-	1,257,344	-	-	1,257,344
Issuance of common stock from exercise of stock options	-	-	46,121	46	130,610	-	-	130,656
Net loss	-	-	-	-	-	-	(15,788,427)	(15,788,427)
Balance, June 30, 2021	1,250	$1	67,833,947	$67,834	$340,614,895	$-	$(133,973,217)	$206,709,513

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2019	7,762	$8	54,710,322	$54,711	$283,122,894	$2,469	$(213,156,521)	$70,023,561
ATM offering costs	-	-	-	-	2,053	-	-	2,053
Stock-based compensation expense	-	-	-	-	1,302,931	-	-	1,302,931
Issuance of common stock from employee stock purchase plan	-	-	43,743	43	83,067	-	-	83,110
Other comprehensive income	-	-	-	-	-	63,235	-	63,235
Net loss	-	-	-	-	-	-	(20,030,090)	(20,030,090)
Balance, March 31, 2020	7,762	8	54,754,065	54,754	284,510,945	65,704	(233,186,611)	51,444,800
ATM offering costs	-	-		-	(61,260)	-	-	(61,260)
Stock-based compensation expense	-	-		-	1,555,332	-	-	1,555,332
Issuance of common stock from exercise of stock options	-	-	72,035	72	160,870	-	-	160,942
Conversion of series A convertible preferred stock to common stock	(2,256)	(2)	2,256,000	2,256	(2,254)	-	-	-
Other comprehensive loss	-	-	-	-	-	(65,704)	-	(65,704)
Net loss	-	-	-	-	-	-	(22,551,196)	(22,551,196)
Balance, June 30, 2020	5,506	$6	57,082,100	$57,082	$286,163,633	$-	$(255,737,807)	$30,482,914

See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$160,218,880	$(42,581,286)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Stock-based compensation expense	2,577,346	2,858,263
Depreciation and amortization expense	127,950	144,889
Change in accrued interest and accretion of discount on short-term investments	-	(196,408)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(1,023,996)	(350,591)
Security deposit	(27,100)	(18,446)
Related party receivable	141,763	567,964
Long-term prepaid expenses	477,171	(239,506)
Accounts payable	(4,518,374)	1,535,514
Accrued expenses	(1,676,476)	2,674,502
Deferred revenue	(12,382,779)	-
Related party payable	(2,432,192)	-
Net cash provided by (used in) operating activities	141,482,193	(35,605,105)

Cash flows from investing activities:
Purchases of short-term investments	-	(9,964,092)
Proceeds from maturities of short-term investments	-	45,000,000
Purchase of long-term equity investment	(1,583,893)	-
Purchase of property and equipment	(11,515)	(67,052)
Software development and other assets	-	(191,842)
Net cash (used in) provided by investing activities	(1,595,408)	34,777,014

Cash flows from financing activities:
ATM offering costs	(21,314)	(59,207)
Proceeds from employee stock purchase plan	115,705	83,110
Proceeds from exercise of options	151,458	160,942
Net cash provided by financing activities	245,849	184,845

Net increase (decrease) in cash and cash equivalents	140,132,634	(643,246)
Cash and cash equivalents, at beginning of period	72,033,930	41,897,144
Cash and cash equivalents, at end of period	$212,166,564	$41,253,898

Non-cash investing and financing activities:
Transaction costs related to purchase of long-term equity investment in accrued expenses	$24,054	$-
Stock option exercise receivables in prepaid expenses and other current assets	$14,468	$-
Purchase of property and equipment in accounts payable	$3,005	$7,121

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

Since its inception, the Company has devoted substantially all of its efforts to business development, research and development, recruiting management and technical staff, and raising capital. The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development and regulatory success, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, and ability to secure additional capital to fund operations.

Historically, the Company’s major sources of cash have been composed of proceeds from various public and private offerings of its capital stock, revenue from collaboration agreements, option exercises and interest income. As of June 30, 2021, the Company had approximately $212.2 million in cash and cash equivalents. Since inception, the Company has generated $221.0 million in revenue, which comprises $25.0 million received pursuant to the Company’s license and collaboration agreement (the “Angelini License Agreement”) with Angelini Pharma Rare Diseases AG (“Angelini”) and a one-time, upfront payment of $196.0 million received pursuant to the Company’s royalty, license and termination agreement (the “Takeda License and Termination Agreement”) with Takeda Pharmaceutical Company Limited (“Takeda”). Historically, the Company has incurred recurring losses, has experienced negative operating cash flows and requires significant cash resources to execute its business plans. The Company has an accumulated deficit of $134.0 million as of June 30, 2021, working capital of $204.6 million and had cash provided by operating activities of $141.5 million for the six months ended June 30, 2021.

Although the Company recorded net income of $160.2 million during the six months ended June 30, 2021, the Company expects to incur losses in subsequent periods for at least the next several years and is highly dependent on its ability to find additional sources of funding through either equity offerings, debt financings, collaborations, strategic alliances, licensing agreements or a combination of any such transactions. Management believes that the Company’s existing cash and cash equivalents as of June 30, 2021 will be sufficient to fund its current operating plans through at least the next 12 months from the date of filing of the Company’s Quarterly Report on Form 10-Q. Adequate additional funding may not be available to the Company on acceptable terms or at all. The failure to raise capital as and when needed could have a negative impact on the Company’s financial condition and ability to pursue its business strategy. The Company may be required to delay, reduce the scope of or eliminate research and development programs, or obtain funds through arrangements with collaborators or others that may require the Company to relinquish rights to certain drug candidates that the Company might otherwise seek to develop or commercialize independently.

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

In addition, we are subject to other challenges and risks specific to our business and our ability to execute on our strategy, as well as risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations, including, without limitation, risks and uncertainties associated with: obtaining regulatory approval of our product candidates; delays or problems in the supply of our product candidates, loss of single source suppliers or failure to comply with manufacturing regulations; identifying, acquiring or in-licensing additional products or product candidates; pharmaceutical product development and the inherent uncertainty of clinical success; and the challenges of protecting and enhancing our intellectual property rights; complying with applicable regulatory requirements. In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties discussed above.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 15, 2021. There have been no material changes to the significant accounting policies during the period ended June 30, 2021, except for items mentioned below.

(A) Unaudited Interim Condensed Consolidated Financial Statements

The interim condensed consolidated balance sheet at June 30, 2021, the condensed consolidated statements of operations, comprehensive (loss) income, cash flows, and stockholders’ equity for the three and six months ended June 30, 2021 and 2020 are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP are condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of its financial information. The results of operations for the three and six months ended June 30, 2021 and 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim period. The balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K.

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

(D) Long-Term Equity Investment

Long-term equity investment consists of an equity investment in a private company through preferred shares, which are not considered in-substance common stock, that is accounted for at cost, with adjustments for observable changes in prices or impairments, and is classified as long-term equity investment on our consolidated balance sheets with adjustments recognized in other (expenses) income, net on our consolidated statements of operations. The Company has determined that the equity investment does not have a readily determinable fair value and elected the measurement alternative. Therefore, the equity investment’s carrying amount will be adjusted to fair value at the time of the next observable price change for the identical or similar investment of the same issuer or when an impairment is recognized. Each reporting period, the Company performs a qualitative assessment to evaluate whether the investment is impaired. The assessment includes a review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. If the investment is impaired, the Company writes it down to its estimated fair value. As of June 30, 2021 and December 31, 2020, the equity investment had a carrying value of $1.6 million and zero, respectively.

(E) Fair Value of Financial Instruments

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

The three levels of the fair value hierarchy are as follows:

•
Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities. The Company’s Level 1 assets consisted of money market funds and short-term investments totaling $210.6 million and $70.1 million as of June 30, 2021 and December 31, 2020, respectively.
•
Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted prices of similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active). Level 2 includes financial instruments that are valued using models or other valuation methodologies. The Company had no Level 2 assets or liabilities as of June 30, 2021 and December 31, 2020.
•
Level 3—Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when their fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. The Company had no Level 3 assets or liabilities as of June 30, 2021 and December 31, 2020.

The carrying amounts reported in the balance sheets for cash and cash equivalents, related party receivable, other current assets, accounts payable, accrued expenses, and current related party payable approximate their fair value based on the short-term maturity of these instruments.

(F) Revenue Recognition

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

(G) Net (Loss) Income Per Share

Net (loss) income, basic per share is calculated by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding. The Company applies the two-class method to allocate earnings between common stock and participating securities.

Net (loss) income, diluted per share attributable to common stockholders adjusts the basic earnings per share attributable to common stockholders and the weighted-average number of shares of common stock outstanding for the potential dilutive impact of stock options, using the treasury-stock method.

(H) Recent Accounting Pronouncements

Recent accounting standards which have been adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This new standard requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including loans and trade and other receivables. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The standard also amends the impairment model for available-for-sale debt securities and requires entities to determine whether all or a portion of the unrealized loss on an available-for-sale debt security is a credit loss. Under the new guidance, an entity recognizes an allowance for credit losses on available-for-sale debt securities as a contra-account to the amortized cost basis rather than as a direct reduction of the amortized cost basis of the investment, as was previously required. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019. As of June 30, 2021, the Company did not hold any debt securities with credit losses, nor does it have any trade receivables. The adoption of this standard effective January 1, 2020 did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 3 – CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

All short-term investments are classified as available-for-sale. The following tables summarize the fair value of cash, cash equivalents and short-term investments, as well as gross unrealized holding gains and losses as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	holding gains	holding losses	value
Cash	$1,520,708	$-	$-	$1,520,708
Money market funds	210,645,857	-	-	210,645,857
Total cash and cash equivalents	$212,166,565	$-	$-	$212,166,565

	December 31, 2020
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	holding gains	holding losses	value
Cash	$1,977,320	$-	$-	$1,977,320
Money market funds	70,056,610	-	-	70,056,610
Total cash and cash equivalents	$72,033,930	$-	$-	$72,033,930

The Company did not hold any securities that were in an unrealized loss position for more than 12 months as of June 30, 2021 and December 31, 2020.

There were no material realized gains or losses on available-for-sale securities during the three and six months ended June 30, 2021 and 2020.

NOTE 4 – PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

Property and equipment is summarized as follows:

	June 30,	December 31,
	2021	2020
Furniture and equipment	$335,477	$320,957
Less accumulated depreciation	(221,814)	(185,337)
Total property and equipment, net	$113,663	$135,620

Depreciation expense was $36,000 and $27,000 for the six months ended June 30, 2021 and 2020, respectively. Depreciation expense was $18,000 and $15,000 for the three months ended June 30, 2021 and 2020, respectively.

Intangible assets, net of accumulated amortization was $227,000 and $376,000 as of June 30, 2021 and December 31,2020, respectively, and are included in other assets.  Amortization expense was $91,000 and $118,000 for the six months ended June 30, 2021 and 2020, respectively. Amortization expense was $35,000 and $63,000 for the three months ended June 30, 2021 and 2020, respectively.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	December 31,
	2021	2020
Clinical trials accrual	$390,177	$4,175,497
Payroll and bonus accrual	3,308,874	3,845,441
Professional fees accrual	4,724,945	3,846,211
Other	1,956,267	165,536
Total	$10,380,263	$12,032,685

NOTE 6 – STOCKHOLDERS’ EQUITY AND PREFERRED STOCK

The Company’s capital structure consists of common stock and convertible preferred stock ("Preferred Stock"). Pursuant to the Company’s amended and restated certificate of incorporation, as amended, the Company is authorized to issue up to 125,000,000 shares of common stock and 10,000,000 shares of Preferred Stock. The Company has designated 10,000 of the 10,000,000 authorized shares of Preferred Stock as non-voting Series A Convertible Preferred Stock (“Series A Preferred Stock”).

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

In November 2020, the Company entered into a sales agreement (the “2020 ATM agreement”) with Cowen and Company, LLC (“Cowen”), under which the Company may offer and sell in “at the market offerings,” from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $75.0 million through Cowen acting as sales agent. As of June 30, 2021, the Company has not sold any shares of its common stock under the 2020 ATM agreement.

There were 1,250 and 3,250 shares of Series A Preferred Stock outstanding as of June 30, 2021 and December 31, 2020, respectively. Each share of Series A Preferred Stock is convertible into 1,000 shares of common stock at any time at the holder’s option. However, the holder will be prohibited, subject to certain exceptions, from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than, at the written election of the holder, either 9.99% or 14.99% of the total number of shares of common stock then issued and outstanding, which percentage may be changed at the holder’s election to any other number less than or equal to 19.99% upon 61 days’ notice to the Company; provided, however, that effective 61 days after delivery of such notice, such beneficial ownership limitations shall not be applicable to any holder that beneficially owns either 10.0% or 15.0%, as applicable based on the holder’s initial written election noted above, of the total number of shares of common stock issued and outstanding immediately prior to delivery of such notice. In the event of a liquidation, dissolution, or winding up of the Company, holders of Series A Preferred Stock will receive a payment equal to $0.001 per share of Series A Preferred Stock before any proceeds are distributed to the holders of common stock.

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

Dividends

Holders of Series A preferred stock are entitled to receive dividends at a rate equal to (on an as-if-converted-to-common stock basis), and in the same form and manner as, dividends (other than dividends in the form of the issuance of common stock) actually paid on shares of common stock. No dividends on the common stock shall be declared and paid unless dividends on the Preferred Stock have been declared and paid. Through June 30, 2021, the Company has not declared any dividends.

NOTE 7 – STOCK-BASED COMPENSATION

The Company's Board of Directors adopted and the Company's stockholders approved the 2017 equity incentive plan (“2017 Plan”), which became effective immediately on May 4, 2017. The initial reserve of shares of common stock under the 2017 Plan was 3,052,059 shares. The 2017 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards, and other forms of stock-based awards. Additionally, the 2017 Plan provides for the grant of performance cash awards. The Company's employees, officers, directors and consultants and advisors are eligible to receive awards under the 2017 Plan. Upon the adoption of the 2017 Plan, no further awards will be granted under the Company’s prior plan. Pursuant to the terms of the 2017 Plan, on each January 1st, the plan limit shall be increased by the lesser of (x) 5% of the number of shares of common stock outstanding as of the immediately preceding December 31 and (y) such lesser number as the Board of Directors may determine in its discretion. On January 1, 2021 and January 1, 2020, respectively, an additional 3,287,158 and 2,735,516 shares were reserved for issuance under the 2017 Plan. As of June 30, 2021, there were 4,440,940 shares of the Company’s common stock reserved and available for issuance under the 2017 Plan.

The Company's Board of Directors adopted, and the Company's stockholders approved the 2017 employee stock purchase plan (the “2017 ESPP”), which became effective immediately prior to the execution of the underwriting agreement related to the Company’s initial public offering on May 4, 2017. The initial reserve of shares of common stock that may be issued under the 2017 ESPP was 279,069 shares. The ESPP allows employees to purchase common stock of the Company at a 15% discount to the market price on designated purchase dates. During the three months ended June 30,

2021 and 2020, no shares were purchased under the ESPP and the Company recorded expense of $38,000 and $52,000, respectively. The number of shares of common stock reserved for issuance under the 2017 ESPP will automatically increase on January 1 of each year, beginning on January 1, 2018 and continuing through and including January 1, 2027, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (ii) 550,000 shares or (iii) such lesser number of shares determined by our Board. The Board acted prior to each of January 1, 2020 and January 1, 2021 to provide that there be no increase in the number of shares reserved for issuance under the 2017 ESPP on either such date. As of June 30, 2021, there were 519,296 shares of the Company’s common stock reserved for issuance under the 2017 ESPP.

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

Performance-based option awards generally have similar terms, with vesting commencing on the date the performance condition is achieved and expire in accordance with the specific terms of the agreement. At June 30, 2021, there were 50,000 performance-based options outstanding and unvested that include options to be granted upon the achievement of certain research and development milestones.

The fair value of options granted during the six months ended June 30, 2021 and 2020 was estimated using the Black-Scholes option valuation model. The inputs for the Black-Scholes option valuation model require management’s significant assumptions and are detailed in the table below. The risk-free interest rates were based on the rate for U.S. Treasury securities at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected life was based on the simplified method in accordance with the SEC Staff Accounting Bulletin No. Topic 14D. The expected volatility was estimated based on historical volatility information of peer companies that are publicly available.

All assumptions used to calculate the grant date fair value of nonemployee options are generally consistent with the assumptions used for options granted to employees. In the event the Company terminates any of its consulting agreements, the unvested options underlying the agreements would also be canceled.

The Company granted 170,000 and 10,000 stock options to nonemployee consultants for services rendered during the six months ended June 30, 2021 and 2020, respectively. There were 191,875 and 144,375 unvested nonemployee options outstanding as of June 30, 2021 and 2020, respectively. Total expense recognized related to the nonemployee stock options for the three months ended June 30, 2021 and 2020, was $55,000 and $35,000, respectively. Total expense recognized related to the nonemployee stock options for the six months ended June 30, 2021 and 2020 was $91,000 and $71,000, respectively. Total unrecognized compensation expenses related to the nonemployee stock options was $519,000 as of June 30, 2021. The Company did not recognize any expense for nonemployee performance-based option awards during the six months ended June 30, 2021 and 2020.

The Company granted 836,600 and 1,116,860 stock options to employees during the six months ended June 30, 2021 and 2020 respectively. There were 4,749,550 and 4,240,051 unvested employee options outstanding as of June 30, 2021, and 2020, respectively. Total expense recognized related to the employee stock options for the three months ended June 30, 2021 and 2020 was $1.2 million and $1.5 million, respectively. Total expense recognized related to the employee stock options for the six months ended June 30, 2021 and 2020 was $2.4 million and $2.8 million, respectively. Total unrecognized compensation expense related to employee stock options was $10.8 million as of June 30, 2021. During the six months ended June 30, 2021 and 2020, the Company recognized zero and $277,000 respectively, in expenses for employee performance-based option awards.

The Company’s stock-based compensation expense was recognized in operating expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$430,638	$514,761	$888,673	$1,078,899
General and administrative	826,707	1,040,571	1,688,673	1,779,364
Total	$1,257,345	$1,555,332	$2,577,346	$2,858,263

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	$1,219,496	$1,503,491	$2,520,710	$2,786,662
Employee Stock Purchase Plan	37,849	51,841	56,636	71,601
Total	$1,257,345	$1,555,332	$2,577,346	$2,858,263

The fair value of employee options granted during the three and six months ended June 30, 2021 and 2020 was estimated by utilizing the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	Weighted Average	Weighted Average	Weighted Average	Weighted Average
Volatility	86.13%	81.35%	81.72%	78.41%
Expected term in years	5.91	5.60	6.04	5.96
Dividend rate	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	0.99%	0.00%	0.73%	0.01%
Fair value of option on grant date	$3.09	$3.45	$2.39	$2.73

The fair value of nonemployee options granted during the three and six months ended June 30, 2021 and 2020 was estimated by utilizing the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	Weighted Average	Weighted Average	Weighted Average	Weighted Average
Volatility	80.43%	-	80.43%	74.86%
Expected term in years	6.23	-	6.23	5.38
Dividend rate	0.00%	-	0.00%	0.00%
Risk-free interest rate	1.03%	-	1.03%	2.27%
Fair value of option on measurement date	$2.49	-	$2.49	$1.21

The following table summarizes the number of options outstanding and the weighted average exercise price:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life in Years	Value
Options outstanding December 31, 2020	10,403,420	$5.26	7.59	$652,438
Granted	1,006,600	3.47	9.01
Exercised	(56,521)	2.68		$62,419
Forfeited or expired	(388,610)	3.60
Options outstanding June 30, 2021	10,964,889	$5.17	6.75	$5,669,446
Vested and exercisable at June 30, 2021	6,023,464	$6.31	5.11	$2,450,587

At June 30, 2021 there was approximately $11.3 million of unamortized share–based compensation expense related to employee and nonemployee grants, which is expected to be recognized over a remaining average vesting period of 2.85 years.

NOTE 8 – INCOME TAXES

The Company’s interim income tax provision consists of U.S. federal and state income taxes based on the estimated annual effective tax rate that the Company expects for the full year together with the tax effect of discrete items. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of June 30, 2021, the estimated annual effective tax rate for 2021, exclusive of discrete items, is approximately 1.22% of projected pre-tax income. The estimated annual tax expense consists of a provision for federal and state income taxes.

For the three months ended June 30, 2021, due to statutory limitations on our ability to utilize research and development credits and net operating losses to offset year to date taxable income, the Company recorded a tax expense of $1.5 million on a pre-tax loss of $14.3 million.

For the six months ended June 30, 2021, the Company recorded a tax expense of $2.0 million on a pre-tax income of $162.2 million.

For the three and six months ended June 30, 2020, the Company did not record a U.S. federal or state income tax provision due to current and historical net operating losses.

Under Section 382 of the Internal Revenue Code, if a corporation undergoes an ownership change (generally defined as a greater than 50% change in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. On August 10, 2015 and February 22, 2019 the Company experienced an ownership change. Accordingly, our ability to utilize NOL and tax credit carryforwards attributable to periods prior to February 22, 2019 is subject to substantial limitations. Additionally, the net operating losses incurred in future years will be reduced by the recognized built-in loss of approximately $5 million.

In assessing the realizability of deferred tax assets, the Company’s management evaluates whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. Management assesses all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, prior earnings history, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Significant weight is given to positive and negative evidence that is objectively verifiable. Based on these factors, including cumulative losses in recent years, the Company continues to maintain a full valuation allowance against its net deferred tax assets as of June 30, 2021.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

License Agreements

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

As of June 30, 2021, none of these contingent payments were considered probable.

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

The Company identified the following material promises under the Angelini License Agreement: (1) licensing of intellectual property with respect to OV101; (2) completion of certain ongoing trials; (3) transfer of a specified amount of compound and related information; (4) potential for funding 35% of the cost for Angelini future trials limited to $7.0 million; and (5) completion of the manufacturing process technology transfer.

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

During the six months ended June 30, 2021 and effective upon termination of the Angelini License Agreement, the Company recognized $12.4 million of revenue consisting of $5.4 million of license revenue related to ongoing trials and the $7.0 million related to the potential 35% funding of the cost for Angelini future trials.

Takeda Collaboration

On January 6, 2017, the Company entered into a license and collaboration with Takeda, to jointly develop and commercialize the compound TAK-935, under which the Company licensed from Takeda certain exclusive rights to develop and commercialize soticlestat in certain territories.

In March 2021, the Company entered into the Takeda License and Termination Agreement with Takeda, pursuant to which Takeda secured rights to the Company’s 50% global share in soticlestat, which the Company had originally licensed from Takeda, and the Company granted to Takeda an exclusive worldwide license under the Company’s relevant intellectual property rights to develop and commercialize the investigational medicine soticlestat for the treatment of developmental and epileptic encephalopathies, including Dravet syndrome and Lennox-Gastaut syndrome.

Under the Takeda License and Termination Agreement, all rights in soticlestat are owned by Takeda or exclusively licensed to Takeda by the Company.  Takeda assumed all responsibility for, and costs of, both development and commercialization of soticlestat, and the Company will no longer have any financial obligation to Takeda under the original collaboration agreement, including for milestone payments or any future development and commercialization costs. On March 29, 2021 upon the closing of the Takeda License and Termination Agreement, the Company received an upfront payment of $196.0 million and, if soticlestat is successfully developed, will be eligible to receive up to an additional $660.0 million upon achieving development, regulatory and sales milestones. In addition, the Company will be entitled to receive tiered royalties beginning in the low double-digits, and up to 20% on sales of soticlestat if it achieves regulatory approval. Royalties will be payable on a country-by-country and product-by-product basis for any all indications that soticlestat is approved in and sold during the period beginning on the date of the first commercial sale of such product in such country and ending on the later to occur of the expiration of patent rights covering the product in such country and a specified anniversary of such first commercial sale.

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

The Company determined the transaction price is equal to the upfront fee of $196.0 million and is associated with all four performance obligations identified above. It is noted that the incremental effort associated with performance obligations three and four is negligible and not material in the context of the Takeda License and Termination Agreement since all of the information is related to the collaboration period for which the Company already has the information readily available. Therefore, since they are not material in the context of the Takeda License and Termination Agreement, the full upfront fee was allocated to the two performance obligations satisfied at closing.

During the six months ended June 30, 2021, the Company recognized a credit in research and development expenses of $2.6 million and $0.1 million in general and administrative expenses reimbursed to the Company from Takeda. During the six months ended June 30, 2020, the Company recognized a credit in research and development expenses of $1.1 million representing expenses to be reimbursed to the Company from Takeda.

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

NOTE 12 – NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is calculated based upon the weighted-average number of common shares outstanding during the period, excluding outstanding stock options that have been issued but are not yet vested. Diluted net (loss) income per share is calculated based upon the weighted-average number of common shares outstanding during the period plus the dilutive impact of weighted-average common equivalent shares outstanding during the period. The potentially dilutive shares of common stock resulting from the assumed exercise of outstanding stock options were determined under the treasury stock method.

The Basic and diluted net (loss) income per common share is presented in conformity with the two-class method required for participating securities and multiple classes of shares. The Company considers the preferred shares to be participating securities.

For any period in which the Company records net income, undistributed earnings allocated to the participating securities are subtracted from net income in determining net income attributable to common stockholders. The undistributed earnings have been allocated based on the participation rights of preferred shares and common shares as if the earnings for the year have been distributed. For periods in which the Company recognizes a net loss, undistributed losses are allocated only to common shares as the participating securities do not contractually participate in the Company’s losses. Basic net (loss) income per share is computed by dividing the net (loss) income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Participating securities are excluded from basic weighted-average common shares outstanding.

The following table summarizes the calculation of basic and diluted net (loss) income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net (loss) income	$(15,788,427)	$(22,551,196)	$160,218,880	$(42,581,286)
Net income attributable to participating securities	-	-	(4,824,587)	-
Net (loss) income attributable to common stockholders	$(15,788,427)	$(22,551,196)	$155,394,293	$(42,581,286)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net (loss) income attributable to common stockholders	$(15,788,427)	$(22,551,196)	$155,394,293	$(42,581,286)
Weighted-average common shares outstanding, basic	67,818,366	55,607,110	66,953,431	55,161,360
Dilutive effect of outstanding stock options	-	-	612,330	-
Weighted-average common shares outstanding, diluted	67,818,366	55,607,110	67,565,761	55,161,360
Net (loss) income per share, basic	$(0.23)	$(0.41)	$2.32	$(0.77)
Net (loss) income per share, diluted	$(0.23)	$(0.41)	$2.30	$(0.77)

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	June 30,
	2021	2020
Stock options to purchase common stock	10,352,559	8,225,320
Series A convertible preferred stock	-	5,506

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

Overview

We are a biopharmaceutical company focused on developing impactful medicines for patients and families living with rare neurological disorders. We believe these disorders represent an attractive area for drug development as the understanding of the underlying biology has grown meaningfully over the last few years and today represent a substantial opportunity medically and commercially. Based on the rapid increase in scientific understanding of the role of genetics and key biological pathways relevant to diseases of the brain, we aim to identify, discover and develop novel compounds for the treatment of rare neurological disorders. We have built a deep knowledge of such diseases, how to treat them and how to develop the clinically meaningful endpoints required for development of a compound in these disorders. As a result of this knowledge, we have developed a pipeline of first-in-class compounds and programs and have demonstrated our model by progressing multiple compounds through to late-stage development. We continue to execute on our strategy to build this pipeline by discovering in-licensing and collaborating with leading biopharmaceutical companies and academic institutions.

Our latest pipeline includes two late-stage programs and several earlier-stage programs.

Since our inception in April 2014, we have devoted substantially all of our efforts to organizing and planning our business, building our management and technical team, acquiring operating assets and raising capital.

During the six months ended June 30, 2021, we generated $208.4 million of license and other revenue through our Collaboration and License Agreement (“the Angelini License Agreement”) with Angelini Pharma Rare Diseases AG (“Angelini”) and our Royalty, License and Termination agreement (the “Takeda License and Termination Agreement”) with Takeda Pharmaceutical Company Limited (“Takeda”) and have otherwise funded our business primarily through the sale of our capital stock. Through June 30, 2021, we have raised net proceeds of $275.4 million from the sale of our convertible preferred stock and our common stock. As of June 30, 2021, we had $212.2 million in cash and cash equivalents. We recorded net income of $160.2 million for the six months ended June 30, 2021 and net losses $42.6 million for the six months ended June 30, 2020. As of June 30, 2021, we had an accumulated deficit of $134.0 million.

Although we recorded net income of $160.2 million during the six months ended June 30, 2021, we expect to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from period to period, depending on the timing of our planned preclinical studies and clinical trials and expenditures on our other research and development and commercial development activities. We expect our expenses will increase substantially over time as we:

•
continue the ongoing and planned preclinical and clinical development of our drug candidates;
•
build a portfolio of drug candidates through the development, acquisition or in-license of drugs, drug candidates or technologies;
•
pursue collaborations and other arrangements with other leading biopharmaceutical companies and academic institutions;

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

Recent Developments

Discontinuation of Development of OV101

In April 2021, we announced that we will discontinue development of OV101 (gaboxadol), a delta (δ)-selective GABAA receptor agonist, in Angelman syndrome, and that we do not plan to initiate further clinical studies of OV101 in Fragile X syndrome. As a result, we intend to reprioritize our resources to focus on the development of our earlier-stage pipeline, including OV882, a short hairpin RNA therapy targeting UBE3A gene expression in neurons, as a potential treatment for Angelman syndrome.

COVID-19 Update

We have implemented business continuity plans designed to address and mitigate the impact of the ongoing COVID-19 pandemic on our employees and our business. We continue to operate normally with all of our employees continuing to work productively at home and abiding by new or re-imposed travel restrictions issued by federal, state and local governments. Our current plans to return to the office remain fluid as the COVID-19 pandemic persists and federal, state and local guidelines, rules and regulations continue to evolve.

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

Other (Expenses) Income, Net

Other (expense) income primarily consists of interest income earned on our cash and cash equivalents maintained in money market funds and prior short-term investments that were maintained in U.S. treasury notes.

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table summarizes the results of our operations for the periods indicated:

	Three Months Ended June 30,	Three Months Ended June 30,
	2021	2020	Change
	(in thousands)
Revenue:
License and other revenue	$-	$-	$-
License revenue - related party	-	-	-
Total revenue	-	-	-
Operating expenses:
Research and development	$7,684	$16,033	$(8,349)
General and administrative	6,629	7,109	(480)
Total operating expenses	14,313	23,142	(8,829)
(Loss) from operations	(14,313)	(23,142)	8,829
Other (expense) income, net	(3)	590	(593)
(Loss) before provision for income taxes	(14,315)	(22,552)	8,237
Provision for income taxes	1,473	-	1,473
Net loss	$(15,788)	$(22,552)	$6,764

Revenue

No revenue was generated during the three months ended June 30, 2021 and 2020.

Research and Development Expenses

	Three Months Ended June 30,	Three Months Ended June 30,
	2021	2020	Change
	(in thousands)
Preclinical and development expenses	$3,006	$11,497	$(8,491)
Payroll and payroll-related expenses	3,829	3,664	165
Other expenses	849	872	(23)
Total research and development	$7,684	$16,033	$(8,349)

During the three months ended June 30, 2021, total research and development expenses were $7.7 million compared to $16.0 million for the three months ended June 30, 2020. The decrease of $8.3 million was primarily due to decreased preclinical and development expenses related to the decision to discontinue the clinical study of OV101 in Angelman syndrome and Fragile X syndrome and the termination of the Takeda collaboration agreement for OV935.

General and Administrative Expenses

	Three Months Ended June 30,	Three Months Ended June 30,
	2021	2020	Change
	(in thousands)
Payroll and payroll-related expenses	$3,640	$2,937	$703
Legal and professional fees	2,063	3,169	(1,106)
General office expenses	926	1,003	(77)
Total general and administrative	$6,629	$7,109	$(480)

General and administrative expenses were $6.6 million for the three months ended June 30, 2021 compared to $7.1 million for the three months ended June 30, 2020. The decrease of $0.5 million was primarily due to a decrease in legal and professional fees of $1.1 million offset by an increase in payroll and payroll-related expenses of $0.7 million.

Provision for income taxes

The provision for income taxes was $1.5 million for the three months ended June 30, 2021. There was no provision for income taxes for the three months ended June 30, 2020. The increase was due to the revenue generated as a result of the $196.0 million of revenue recorded in connection with the Takeda License and Termination Agreement.

Other (Expense) Income, net

We incurred nominal other expenses for the three months ended June 30, 2021. Other income was $0.6 million for the three months ended June 30, 2020.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table summarizes the results of our operations for the periods indicated:

	Six Months Ended June 30,	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Revenue:
License and other revenue	$12,383	$-	$12,383
License revenue - related party	196,000	-	196,000
Total revenue	208,383	-	208,383
Operating Expenses:
Research and development	$23,933	$30,658	$(6,725)
General and administrative	22,206	12,778	9,428
Total operating expenses	46,138	43,436	2,702
Income (loss) from operations	162,244	(43,436)	205,680
Other (expense) income, net	(52)	855	(907)
Income (loss) before provision for income taxes	162,192	(42,581)	204,773
Provision for income taxes	1,973	-	1,973
Net income (loss)	$160,219	$(42,581)	$206,747

Revenue

Total revenue was $208.4 million for the six months ended June 30, 2021. We did not generate any revenue during the six months ended June 30, 2020. The increase in total revenue was due to $12.4 million of revenue recorded in connection with the Angelini License Agreement and $196.0 million of revenue recorded in connection with the Takeda License and Termination Agreement.

Research and Development Expenses

	Six Months Ended June 30,	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Preclinical and development expense	$14,141	$21,249	$(7,108)
Payroll and payroll-related expenses	7,746	7,586	160
Other expenses	2,045	1,823	222
Total research and development	$23,933	$30,658	$(6,725)

Research and development expenses were $23.9 million for the six months ended June 30, 2021 compared to $30.7 million for the six months ended June 30, 2020. The decrease of $6.7 million was primarily due to decreased preclinical and development expenses related to the decision to discontinue the clinical study of OV101 in Angelman syndrome and Fragile X syndrome and the termination of the Takeda collaboration agreement for OV935.

General and Administrative Expenses

	Six Months Ended June 30,	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Payroll and payroll-related expenses	$7,425	$5,717	$1,708
Legal and professional fees	12,816	5,101	7,715
General office expenses	1,965	1,960	5
Total general and administrative	$22,206	$12,778	$9,428

General and administrative expenses were $22.2 million for the six months ended June 30, 2021 compared to $12.8 million for the six months ended June 30, 2020. The increase of $9.4 million was primarily due to an increase in legal and professional fees of $7.7 million, which includes $8.2 million of one-time fees related to the Takeda License and Termination Agreement, an increase in payroll and payroll-related expenses of $1.7 million.

Provision for income taxes

The provision for income taxes was $2.0 million for the six months ended June 30, 2021. There was no provision for income taxes for the six months ended June 30, 2020. The increase was due to the revenue generated as a result of the $196.0 million of revenue recorded in connection with the Takeda License and Termination Agreement.

Other (Expense) Income, net

We incurred nominal other expenses for the six months ended June 30, 2021. Other income was $0.9 million for the six months ended June 30, 2020.

Liquidity and Capital Resources

Overview

As of June 30, 2021, we had total cash and cash equivalents of $212.2 million as compared to $72.0 million of cash and cash equivalents as of December 31, 2020. The $140.2 million increase in total cash and cash equivalents was due primarily to the one-time upfront payment of $196.0 million received as part of the Takeda License and Termination Agreement, partially offset by operating expenses of $46.1 million for the six months ended June 30, 2021.

In November 2020, we filed a shelf registration statement on Form S-3 (Registration No. 333-250054) that allows us to sell up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities and/or warrants (the “S-3 Registration Statement”), which includes a prospectus covering the issuance and sale of up to $75.0 million of common stock pursuant to an at-the-market (“ATM”) offering program. As of June 30, 2021, we had $250.0 million available under our S-3 Registration Statement, including $75.0 million available pursuant to our ATM program.

Similar to other development stage biotechnology companies, we have generated limited revenue, which has been through the Angelini License Agreement. With the exception of the three months ended March 31, 2021, when we received the one-time upfront payment of $196.0 million as part of the Takeda License and Termination Agreement, we have incurred losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the next several years. We recorded net income of approximately $160.2 million and net losses of $42.6 million for the six months ended June 30, 2021 and 2020, respectively. We expect to incur net losses in subsequent periods. As of June 30, 2021, we had an accumulated deficit of $134.0 million and working capital of $204.6 million.

We believe that our existing cash and cash equivalents as of June 30, 2021 will be sufficient to fund our current operating plans through at least the next 12 months from the date of the filing of this Quarterly Report on Form 10-Q.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$141,482	$(35,605)
Investing activities	(1,595)	34,777
Financing activities	246	185
Net increase (decrease) in cash and cash equivalents	$140,133	$(643)

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $141.5 million for the six months ended June 30, 2021, which consisted of net income of $160.2 million offset by a net of $18.7 million of non-cash charges and indirect cash changes, primarily related to $2.6 million of stock-based compensation expense and $12.4 million of deferred revenue. Net cash used in operating activities was $35.6 million for the six months ended June 30, 2020, which consisted of a net loss of $42.6 million offset by a net of $7.0 million of non-cash charges and indirect cash changes, primarily related to $2.9 million of stock-based compensation expense.

Net Cash (Used In) Provided by Investing Activities

Net cash used in investing activities was $1.6 million for the six months ended June 30, 2021, compared to $34.8 million of net cash provided by investing activities for the six months ended June 30, 2020. Net cash used in investing activities during the six months ended June 30, 2021 consisted of purchases of equity investments compared to the cash provided by maturities of short-term investments during the six months ended June 30, 2020.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $0.2 million for the six months ended June 30, 2021 primarily due to purchases of shares under the 2017 employee stock purchase plan and the exercise of options. Net cash provided by financing activities of $0.2 million for the six months ended June 30, 2020 was primarily due to proceeds from exercise of options and purchases of shares under the 2017 employee stock purchase plan, offset by expenses related to our ATM program.

Contractual Obligations and Commitments

As of June 30, 2021, we had no material contractual obligations or commitments. We had no long-term debt or capital leases and no material non-cancelable purchase commitments with service providers, as we have generally contracted on a cancelable, purchase order basis. We excluded any potential contingent payments upon the achievement by us of clinical, regulatory and commercial events, as applicable, or royalty payments that we may be required to make under license agreements we have entered into with various entities pursuant to which we have in-licensed certain intellectual property as contractual obligations or commitments, including our agreement with Northwestern. Pursuant to this license agreement, we have agreed to make milestone payments up to an aggregate of $5.3 million upon the achievement of certain development, regulatory and sales milestones. We excluded these contingent payments given that the timing, probability, and amount, if any, of such payments cannot be reasonably estimated at this time.

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

During the six months ended June 30, 2021, there were no material changes to our critical accounting policies as reported for the year ended December 31, 2020 as part of our Annual Report on Form 10-K, which was filed with the SEC on March 15, 2021.  In addition, see Note 2 of our Condensed Financial Statements under the heading “Recent Accounting Pronouncements” for new accounting pronouncements or changes to the accounting pronouncements during the six months ended June 30, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. As of June 30, 2021, we had cash and cash equivalents of $212.2 million that were held in an interest-bearing money market account. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and short-term investments and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in institutional market funds that are comprised of U.S. Treasury and U.S. Treasury-backed repurchase agreements as well as treasury notes and high quality short-term corporate bonds.

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

As of June 30, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have historically incurred significant operating losses. Due to a one-time, upfront payment of $196.0 million pursuant to the royalty, license and termination agreement (the “Takeda License and Termination Agreement”) with Takeda Pharmaceutical Company Limited (“Takeda”), our net income was $160.2 million for the six months ended June 30, 2021. As of June 30, 2021, we had an accumulated deficit of $134.0 million. We expect to incur increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our drug candidates, as well as hiring employees and building our infrastructure.

We have no drugs approved for commercialization and have never generated any revenue from drug sales. All of our drug candidates are still in the preclinical testing stage. It could be several years, if ever, before we have a commercialized drug. We expect to continue to incur significant expenses and operating losses over the next several years, and the net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

•
continue to advance the preclinical and clinical development of our drug candidates;
•
continue to build a portfolio of drug candidates through the acquisition or in-license of drugs, drug candidates or technologies;
•
initiate preclinical studies and clinical trials for any additional drug candidates that we may pursue in the future;
•
experience further delays in our preclinical studies due to the ongoing COVID-19 pandemic;
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

Our operations have consumed substantial amounts of cash since our inception. We expect our expenses to increase as we advance our current and future drug candidates through preclinical studies and clinical trials, commercialize our drug candidates, and pursue the acquisition or in-licensing of any additional drug candidates. Our expenses could increase beyond expectations if the FDA or other regulatory authorities require us to perform preclinical studies or clinical trials in addition to those that we currently anticipate. In addition, even if we obtain marketing approval for our drug candidates, they may not achieve commercial success. Our revenue, if any, will be derived from sales of drugs that we do not expect to be commercially available for a number of years, if at all. If we obtain marketing approval for any drug candidates that we develop or otherwise acquire, we expect to incur significant expenses related to manufacturing, marketing, sales and distribution.

As of June 30, 2021, our cash and cash equivalents were $212.2 million, and we had an accumulated deficit of $134.0 million.  We believe that our existing cash and cash equivalents will fund our current operating plans through at least 12 months from the filing of this Quarterly Report on Form 10-Q. However, our operating plans may change because of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.

We will require more capital in order to advance the preclinical and clinical development, obtain regulatory approval and, following regulatory approval, commercialize our current or future drug candidates. Any additional capital raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our current and future drug candidates. The COVID-19 pandemic has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital. If we do not raise additional capital in sufficient amounts, or on terms acceptable to us, we may be prevented from pursuing development and commercialization efforts, which will harm our business, operating results and prospects.

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

For the six months ended June 30, 2021, we recorded a U.S. federal and state income tax provision of $1.8 million and $0.2 million, respectively, in each case on a pre-tax income of $162.2 million. As of June 30, 2021, we had available approximately $18.4 million, $58.3 million, and $58.3 million of unused NOL carryforwards for U.S. federal, New York State, and New York City income tax purposes, respectively, that may be applied against future taxable income. Even if we achieve profitability in future periods, we may not be able to utilize a material portion of our NOL carryforwards and certain other tax attributes, which could have a material adverse effect on cash flow and results of operations. Additionally, the net operating losses incurred in future years will be reduced by the recognized built-in loss of approximately $5 million.

Risks Related to the Development and Commercialization of Our Drug Candidates

We are very early in our development efforts and all our drug candidates are in preclinical development. If we are unable to successfully develop, receive regulatory approval for and commercialize our drug candidates for these or any other indications, or successfully develop any other drug candidates, or experience significant delays in doing so, our business will be harmed.

We are very early in our development efforts and all of the drug candidates for which we control developmental and commercial responsibility are still in preclinical development. We anticipate filing three investigational new drug (“IND”) applications in three years, beginning in the first half of 2022. Following IND acceptance, each of our drug candidates will need to be progressed through clinical development in order to achieve regulatory approval, and we will also need to address issues relating to manufacture and supply, which may involve building our own capacity and expertise. In order to commercialize any product that achieves regulatory approval, we will need to build a commercial organization or successfully outsource commercialization, all of which will require substantial investment and significant marketing efforts before we have the ability to generate any revenue from drug sales. We do not have any drugs that are approved for commercial sale, and we may never be able to develop or commercialize marketable drugs.

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
•
developing, validating and maintaining a commercially viable, sustainable, scalable, reproducible and transferable manufacturing process for our current and future drug candidates that is compliant with current good manufacturing practices (“cGMP”);
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
•
obtaining and maintaining orphan drug exclusivity for any of our current and future drug candidates for which we obtain regulatory approval;
•
maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how;
•
avoiding and defending against third-party interference or infringement claims; and
•
securing appropriate pricing in the United States, the European Union and other countries.

If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize the drug candidates we develop, which would materially harm our business. If we do not receive marketing approvals for any drug candidate we develop, we may not be able to continue our operations.

Our future success is dependent on the successful clinical development, regulatory approval and commercialization of our current and future drug candidates. If we, or our licensees, are not able to obtain the required regulatory approvals, we, or our licensees, will not be able to commercialize our drug candidates, and our ability to generate revenue will be adversely affected.

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

Success in preclinical testing and early clinical trials does not ensure that subsequent clinical trials will generate similar results or otherwise provide adequate data to demonstrate the efficacy and safety of a drug candidate. Frequently, drug candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. For instance, our NEPTUNE trial of OV101, one of our former drug candidates, did not meet its primary endpoints despite earlier encouraging results of STARS, the first clinical trial evaluating efficacy of OV101 in patients with Angelman syndrome. The results from preclinical studies of our current and future drug candidates may not be predictive of the effects of these compounds in later stage clinical trials. If we do not observe favorable results in clinical trials of one of our drug candidates, we may decide to delay or abandon clinical development of that drug candidate. Any such delay or abandonment could harm our business, financial condition, results of operations and prospects.

It is difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval for our gene therapy candidates.

Our future success depends in part on the successful development of our OV882 and OV815 gene therapy product candidates. We may experience delays in developing a sustainable, reproducible, and scalable manufacturing process or transferring that process to internal and external commercial manufacturing sites, which may prevent us from initiating or completing our clinical trials or commercializing our product candidates on a timely or profitable basis, if at all.

The regulatory approval process for novel gene therapy products such as ours can be more expensive and take longer than for other product types, which are better known or more extensively studied to date. Regulatory approaches and requirements for gene therapy products continue to evolve, and any changes could create significant delay and unpredictability for product development and approval as compared to technologies with which regulatory authorities have more substantial experience.

Also, before a clinical trial can begin to enroll at a site, each clinical site's Institutional Review Board (“IRB”) and its Institutional Biosafety Committee will have to review the proposed clinical trial to assess appropriateness to conduct the clinical trial at that site. In addition, adverse events in clinical trials of gene therapy products conducted by others may cause the FDA or other regulatory authorities outside the U.S. to change the requirements for human research on or for approval of any of our product candidates.

Negative public opinion and increased regulatory scrutiny of gene therapy and genetic research may damage public perception of our product candidates or adversely affect our ability to conduct our business or obtain marketing approvals for our product candidates.

Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. Trials using early versions of retroviral vectors, which integrate into, and thereby alter, the host cell’s DNA, have led to several well-publicized adverse events. The risk of serious adverse events remains a concern for gene therapy and we cannot assure that it will not occur in any of our future clinical trials. In addition, there is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material.

Adverse events in trials or studies conducted by us or other parties, even if not ultimately attributable to our product candidates, and resulting publicity, could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.

Interim topline and preliminary results from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures, which could result in material changes in the final data.

From time to time, we have and may in the future publish or report preliminary or interim data from our clinical trials. Preliminary or interim data from our clinical trials and those of our partners may not be indicative of the final results of the trial and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and/or more patient data become available. Preliminary or topline results also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published or reported. As a result, preliminary or interim data should be considered carefully and with caution until final data are available. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

Preclinical studies and clinical trials are very expensive, time-consuming and difficult to design and implement and involve uncertain outcomes. Further, we may encounter substantial delays in our clinical trials or we may fail to demonstrate safety and efficacy in our preclinical studies and clinical trials to the satisfaction of applicable regulatory authorities.

All of our current drug candidates are in preclinical development and their risk of failure is high. We must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that each of our drug candidates are safe and effective for its intended indications before we are prepared to submit a new drug application (“NDA”) or Biologics License Application (“BLA”) for regulatory approval. We cannot predict with any certainty if or when we might submit an NDA or BLA for any of our product candidates or whether any such application will be approved by the FDA. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous review and regulatory requirements by numerous government authorities in the United States and in other countries where we intend to test and market our product candidates. For instance, the FDA may not agree with our proposed endpoints for any future clinical trial of our product candidates, which may delay the commencement of such clinical trial.

We estimate that the successful completion of clinical trials of our product candidates will take at least several years to complete, if not longer. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. Furthermore, failure can occur at any stage and we could encounter problems that cause us to abandon or repeat clinical trials. Events that may prevent successful or timely completion of clinical development include:

•
our inability to generate sufficient preclinical, toxicology or other data to support the initiation of clinical trials;
•
our inability to develop and validate disease-relevant clinical endpoints;
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

Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, could be limited, which in turn could adversely impact our clinical trial operations. Additionally, we may experience interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel, quarantines or social distancing protocols imposed or recommended by federal or state governments, employers and others in connection with the ongoing COVID-19 pandemic. As a result of the COVID-19 pandemic, we have faced and may continue to face delays in meeting our anticipated timelines for our ongoing and planned preclinical studies and clinical trials.

Further, clinical endpoints for certain diseases we are targeting, such as Angelman syndrome, have not been established, and accordingly we may have to develop new modalities or modify existing endpoints to measure efficacy, which may increase the time it takes for us to commence or complete clinical trials. In addition, we believe investigators in this area may be inexperienced in conducting trials in this area due to the current lack of drugs to treat these disorders, which may result in increased time and expense to train investigators and open clinical sites.

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

Further, we, the FDA or an IRB may suspend our clinical trials at any time if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, including the FDA’s current Good Clinical Practice (“GCP”) regulations, that we are exposing participants to unacceptable health risks, or if the FDA finds deficiencies in our IND applications or the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our drug candidates could be negatively impacted, and our ability to generate revenues from our drug candidates may be delayed.

If we are not successful in discovering, developing and commercializing additional drug candidates, our ability to expand our business and achieve our strategic objectives would be impaired.

A key element of our strategy is to discover, develop and potentially commercialize a portfolio of drug candidates to treat rare neurological disorders. We intend to do so by in-licensing and entering into collaborations with leading biopharmaceutical companies or academic institutions for new drug candidates. Identifying new drug candidates requires substantial technical, financial and human resources, whether or not any drug candidates are ultimately identified. The COVID-19 pandemic could also impact our ability to do in-person due diligence, negotiations and other interactions to identify new opportunities. Even if we identify drug candidates that initially show promise, we may fail to in-license or acquire these assets and may also fail to successfully develop and commercialize such drug candidates for many reasons, including the following:

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
•
a drug candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and
•
a drug candidate may not be accepted as safe and effective by physicians, patients, the medical community or third-party payors, even if approved.

We have limited financial and management resources and, as a result, we may forego or delay the pursuit of opportunities with other drug candidates or for other indications that later prove to have greater market potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. If we do not accurately evaluate the commercial potential or target market for a particular drug candidate, we may relinquish valuable rights to that drug candidate through collaboration, licensing or other royalty arrangements in circumstances under which it would have been more advantageous for us to retain sole development and commercialization rights to such drug candidate.

If we are unsuccessful in identifying and developing additional drug candidates or are unable to do so, our key growth strategy and business will be harmed.

Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control.

Identifying and qualifying patients to participate in our clinical trials is critical to our success. The number of patients suffering from some of the rare neurological disorders we are pursuing is small and has not been established with precision. If the actual number of patients with these disorders is smaller than we anticipate, we may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development and approval of our drug candidates. Even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data, the number and nature of competing treatments and ongoing clinical trials of competing therapies for the same indication, the proximity of patients to clinical sites and the eligibility criteria for the trial, any such enrollment issues could cause delays or prevent development and approval of our drug candidates. Because we are focused on addressing rare neurological disorders, there are limited patient pools from which to draw in order to complete our clinical trials in a timely and cost-effective manner. Furthermore, our efforts to build relationships with patient communities may not succeed, which could result in delays in patient enrollment in our clinical trials. In addition, any negative results we may report in clinical trials of our drug candidate may make it difficult or impossible to recruit and retain patients in other clinical trials of that same drug candidate. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our drug candidates, or could render further development impossible.

Our drug candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial potential or result in significant negative consequences following any potential marketing approval.

During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries and discomforts, to their doctor. Often, it is not possible to determine whether or not the drug candidate being studied caused these conditions. Regulatory authorities may draw different conclusions or require additional testing to confirm these determinations, if they occur. In addition, it is possible that as we test our drug candidates in larger, longer and more extensive clinical programs, or as use of these drug candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by subjects. Many times, side effects are only detectable after investigational drugs are tested in large-scale, Phase 3 trials or, in some cases, after they are made available to patients on a commercial scale after approval. For example, adverse events were reported in certain clinical trials for OV101 and OV935, two of our former drug candidates. If clinical experience indicates that any of our drug candidates causes adverse events or serious or life-threatening adverse events, the development of that drug candidate may fail or be delayed, or, if the drug candidate has received regulatory approval, such approval may be revoked, which would harm our business, prospects, operating results and financial condition.

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

Approval of a drug candidate in the United States by the FDA does not ensure approval of such drug candidate by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Sales of our current and future drug candidates outside of the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval. Even if the FDA grants marketing approval for a drug candidate, comparable regulatory authorities of foreign countries also must approve the manufacturing and marketing of the drug candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and more onerous than, those in the United States, which may require additional preclinical studies or clinical trials. In many countries outside the United States, a drug candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for any drug candidates, if approved, is also subject to approval. Obtaining approval for our current and future drug candidates in the European Union from the European Commission following the opinion of the European Medicines Agency, if we choose to submit a marketing authorization application there, would be a lengthy and expensive process. The FDA [WO1] and comparable foreign regulatory authorities have the ability to limit the indications for which the drug may be marketed, require extensive warnings on the drug labeling or require expensive and time-consuming additional clinical trials or reporting as conditions of approval. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our current and future drug candidates in certain countries. In certain cases, we are dependent on third parties to obtain such foreign regulatory approvals, and any delay or failure of performance of such third parties could delay or prevent our ability to commercialize our products in the affected countries. Due to the ongoing COVID-19 pandemic, it is possible that we could experience delays in the timing of our interactions with regulatory authorities due to absenteeism by governmental employees, inability to conduct planned physical inspections related to regulatory approval, or the diversion of regulatory authority efforts and attention to approval of other therapeutics or other activities related to COVID-19, which could delay anticipated approval decisions and otherwise delay or limit our ability to make planned regulatory submissions or obtain new product approvals.

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

If we seek approval to commercialize our current or future drug candidates outside of the United States, a variety of risks associated with international operations could harm our business.

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

We have no prior experience in these areas. In addition, there are complex regulatory, tax, labor and other legal requirements imposed by many of the individual countries in and outside of Europe with which we will need to comply. Many biopharmaceutical companies have found the process of marketing their own products in foreign countries to be very challenging.

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

Risks Related to Licensing and Collaboration Arrangements

Under the Takeda License and Termination Agreement, we are entitled to receive royalty and milestone payments in connection with the development and commercialization of soticlestat. If Takeda fails to progress or discontinues the development of soticlestat, we may not receive some or all of such payments, which would materially harm our business.

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

Under the terms of the Takeda License and Termination Agreement, Takeda now has sole discretion over the conduct of the development and commercialization of soticlestat. If for any reason, Takeda fails to progress, or elects to terminate the development of soticlestat as contemplated by the Takeda License and Termination Agreement, or if the development or commercialization of soticlestat is delayed or deprioritized by Takeda, we may not receive some or all of the royalty and milestone payments under such agreement. We are dependent upon Takeda’s progression of such development and the resulting payments to fund the regulatory development of our current and future drug candidates. If we are unable to find alternative sources of revenue, our inability to receive royalty or milestone payments under the Takeda License and Termination Agreement would negatively impact our business and results of operations.

Risks associated with the in-licensing or acquisition of drug candidates could cause substantial delays in the preclinical and clinical development of our drug candidates.

We have previously acquired and we may acquire or in-license drug candidates for preclinical or clinical development in the future as we continue to build our pipeline. Such arrangements with third parties may impose, diligence, development and commercialization obligations, milestone payments, royalty payments, indemnification and other obligations on us. Our obligations to pay milestone, royalty and other payments to our licensors may be substantial, and the amount and timing of such payments may impact our ability to progress the development and commercialization of our drug candidates. Our rights to use any licensed intellectual property may be subject to the continuation of and our compliance with the terms of any such agreements. Additionally, disputes may arise regarding our rights to intellectual property licensed to us or acquired by us from a third party, including but not limited to:

•
the scope of intellectual property rights included in, and rights granted under, any license or other agreement;
•
the sublicensing of patent and other rights under such agreements;
•
our compliance with our diligence obligations under any license agreement;
•
the ownership of inventions and know-how resulting from the creation or use of intellectual property by us, alone or with our licensors and collaborators;
•
the scope and duration of our payment obligations, and our ability to make such payments when they are owed;
•
our need to acquire additional intellectual property rights from third parties that may impact payments due under such agreements;
•
the rights of our licensors to terminate any such agreement;
•
our rights and obligations upon termination of such agreement; and
•
the scope and duration of exclusivity obligations of each party to the agreement.

Disputes over intellectual property and other rights that we have licensed or acquired, or may license or acquire in the future, from third parties could prevent or impair our ability to maintain any such arrangements on acceptable terms, result in delays in the commencement or completion of our preclinical studies and clinical trials and impact our ability to successfully develop and commercialize the affected drug candidates. If we fail to comply with our obligations under any future licensing agreements, these agreements may be terminated or the scope of our rights under them may be reduced and we might be unable to develop, manufacture or market any product that is licensed under these agreements.

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

We may be subject to broadly applicable healthcare laws and regulations that may impact the business or financial arrangements and relationships through which we conduct research, market, sell and distribute any product candidates for which we obtain marketing approval. The healthcare laws that may affect us include: the federal fraud and abuse laws, including the federal Anti-Kickback Statute, and false claims and civil monetary penalties laws, including the False Claims Act and Civil Monetary Penalties Law; federal data privacy and security laws, including the Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act; and the federal Physician Payments Sunshine Act related to ownership and investment interests and payments and/or other transfers of value made to or held by physicians (including doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals and, beginning in 2022, information regarding payments and transfers of value provided to and other healthcare professionals, such as physician assistants and nurse practitioners among others, during the previous year. In addition, many states have similar laws and regulations that may differ from each other and federal law in significant ways, thus complicating compliance efforts. Moreover, several states require biopharmaceutical companies to comply with the biopharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. Additionally, some state and local laws require the registration of biopharmaceutical sales representatives in the jurisdiction.

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

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively PPACA) was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry.

There have been executive, judicial, Congressional and executive branch challenges to certain aspects of the PPACA. For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the PPACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the PPACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create barriers to obtaining access to health insurance coverage through Medicaid or the PPACA. . It is possible that the PPACA will be subject to judicial or

Congressional challenges in the future. It is unclear how any challenges and the healthcare reform measures of the Biden administration will impact the PPACA and our business.

We expect that other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. For example, based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. Any reduction in reimbursement from government payors may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs.

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

In addition, drug manufacturers and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP requirements and adherence to commitments made in the NDA, BLA or foreign marketing application. If we, or a regulatory authority, discover previously unknown problems with a drug, such as adverse events of unanticipated severity or frequency, or problems with the facility where the drug is manufactured or if a regulatory authority disagrees with the promotion, marketing or labeling of that drug, a regulatory authority may impose restrictions relative to that drug, the manufacturing facility or us, including requesting a recall or requiring withdrawal of the drug from the market or suspension of manufacturing.

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

We do not own or operate, and we do not expect to own or operate, facilities for drug manufacturing, storage and distribution, or testing. We have been in the past, and will continue to be, dependent on third parties to manufacture the clinical supplies of our drug candidates.

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

We do not currently have the ability to independently conduct any preclinical studies or clinical trials. We intend to rely on CROs and clinical trial sites to ensure the proper and timely conduct of our preclinical studies and clinical trials, and we expect to have limited influence over their actual performance. We intend to rely upon CROs to monitor and manage data for our clinical programs, as well as the execution of future preclinical studies. We expect to control only certain aspects of our CROs’ activities. Nevertheless, we will be responsible for ensuring that each of our preclinical studies or clinical trials are conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities.

We and our CROs will be required to comply with good laboratory practices (“GLPs”) and GCPs, which are regulations and guidelines enforced by the FDA and are also required by the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities in the form of International Council for Harmonization guidelines for any of our drug candidates that are in preclinical and clinical development. The regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. Although we will rely on CROs to conduct GCP-compliant clinical trials, we remain responsible for ensuring that each of our GLP preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations, and our reliance on the CROs does not relieve us of our regulatory responsibilities. If we or our CROs fail to comply with GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of subjects, we may be required to repeat clinical trials, which would delay the regulatory approval process.

While we will have agreements governing their activities, our CROs will not be our employees, and we will not control whether or not they devote sufficient time and resources to our future clinical and preclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials, or other drug development activities which could harm our business. We face the risk of potential unauthorized disclosure or misappropriation of our intellectual property by CROs, which may reduce our trade secret protection and allow our potential competitors to access and exploit our proprietary technology. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize any drug candidate that we develop. As a result, our financial results and the commercial prospects for any drug candidate that we develop would be harmed, our costs could increase, and our ability to generate revenue could be delayed.

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

Risks Related to Our Business Operations, Employee Matters and Managing Growth

COVID-19 could adversely impact our business, including our preclinical studies, clinical trials and access to capital.

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

Quarantines, shelter-in-place and similar government orders related to COVID-19 may adversely impact our business operations and the business operations of our CROs conducting our preclinical studies and clinical trials and our third-party manufacturing facilities in the United States and other countries. In particular, some of our third-party manufacturers which we use for the supply of materials for drug candidates or other materials necessary to manufacture product to conduct preclinical studies and clinical trials are located in countries affected by COVID-19, and should they experience disruptions, such as temporary closures or suspension of services, we would likely experience delays in advancing these tests and trials. Currently, we expect no material impact on the clinical supply of any of our drug candidates.

In addition, our previous clinical trials were, and our future clinical trials may be, affected by the COVID-19 pandemic. Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Some patients may not be willing or able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 and adversely impact our clinical trial operations. As a result of the COVID-19 pandemic, we have faced and may continue to face delays in meeting our anticipated timelines for our previous and planned clinical trials.

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

As of June 30, 2021, we had 60 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day operations and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational inefficiencies, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future drug candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance, our ability to commercialize drug candidates, develop a scalable infrastructure and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We currently take advantage of some, but not all, of the reduced regulatory and reporting requirements that are available to us so long as we qualify as an EGC. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile and may decline.

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

Until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance future cash needs through public or private equity or debt offerings. In November 2020, we filed a shelf registration statement on Form S-3 (Registration No. 333-250054) that allows us to sell up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities and/or warrants (the “S-3 Registration Statement”), which includes a prospectus covering the issuance and sale of up to $75.0 million of common stock pursuant to an at-the-market (“ATM”) offering program. As of June 30, 2021, we had $250.0 million available under our S-3 Registration Statement, including $75.0 million available pursuant to our ATM program. Financing activities may have an adverse impact on our stockholders’ rights as well as on our operations, and such additional funding may not be available on reasonable terms, if at all. If we raise additional funds through the issuance of additional debt or equity securities, it may result in dilution to our existing stockholders and/or increased fixed payment obligations. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations and potentially impair our competitiveness, such as redeeming our shares, making investments, issuing additional equity, limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, if we seek funds through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies or drug candidates or otherwise agree to terms unfavorable to us. Any of these events could significantly harm our business, financial condition and prospects.

You will be diluted by any conversions of outstanding Series A convertible preferred stock and exercises of outstanding options.

As of June 30, 2021, we had outstanding options to purchase an aggregate of 10,964,889 shares of our common stock at a weighted average exercise price of $5.17 per share and 1,250,000 shares of common stock issuable upon conversion of outstanding Series A convertible preferred stock for no additional consideration. Such Series A convertible preferred stock is convertible any time at the option of the holder thereof subject to the beneficial ownership limitations described in Note 6 to the financial statements contained in this Quarterly Report on Form 10-Q. The exercise of such options and conversion of the Series A convertible preferred stock for shares of our common stock will result in further dilution of your investment and could negatively affect the market price of our common stock. In addition, you may experience further dilution if we issue common stock, or securities convertible into common stock, in the future. As a result of this dilution, you may receive significantly less than the full purchase price you paid for the shares in the event of liquidation.

Concentration of ownership of our common stock among our executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Based upon our shares of our common stock outstanding as of August 6, 2021, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 51% of our outstanding common stock.

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

10.1+	Amended and Restated Executive Employment Agreement between the Company and Jeffrey Rona, effective June 2, 2021.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Indicates a management contract or compensatory plan.

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

OVID THERAPEUTICS INC.

Date: August 13, 2021	By:	/s/ Jeremy M. Levin
Jeremy M. Levin
Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2021	By:	/s/ Jeffrey Rona
Jeffrey Rona
Chief Business and Finance Officer (Principal Financial and Accounting Officer)