Form 10-Q
period 2021-09-30
Ovid Therapeutics Inc.
filed 2021-11-10
CIK 1636651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 8, 2021, the registrant had 68,092,185 shares of common stock, $0.001 par value per share, outstanding.

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

Forward-looking statements include, but are not limited to, statements about:

•
statements regarding the impact of the ongoing COVID-19 pandemic and its effects on our operations, access to capital, research and development and clinical trials and potential disruption in the operations and business of third-party manufacturers, contract research organizations, or CROs, other service providers, and collaborators with whom we conduct business;
•
our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•
our ability to identify additional novel compounds and platform technologies with significant commercial potential to acquire or in-license;
•
our ability to successfully acquire or in-license additional drug candidates and platform technologies on reasonable terms;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

OVID THERAPEUTICS INC.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2021	2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$201,779,567	$72,033,930
Related party receivable	-	141,763
Prepaid expenses and other current assets	3,276,752	2,667,508
Total current assets	205,056,319	74,843,201

Long-term equity investment	1,631,992	-
Long-term prepaid expenses	-	477,171
Security deposit	96,034	150,626
Property and equipment, net	104,696	135,620
Other assets	197,147	318,900
Total assets	$207,086,188	$75,925,518

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,141,416	$5,446,206
Accrued expenses	6,923,011	12,032,685
Deferred revenue, current	-	2,212,892
Related party payable	-	2,370,992
Total current liabilities	10,064,427	22,062,775
Deferred revenue, net of current portion	-	10,169,887
Related party payable - noncurrent	-	61,200
Total liabilities	10,064,427	32,293,862

Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; Series A convertible preferred stock, 10,000 shares designated, 1,250 and 3,250 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1	3
Common stock, $0.001 par value; 125,000,000 shares authorized; 68,016,741 and 65,743,170 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	68,017	65,743
Additional paid-in-capital	342,311,208	337,758,007
Accumulated other comprehensive income	-	-
Accumulated deficit	(145,357,465)	(294,192,097)
Total stockholders' equity	197,021,761	43,631,656
Total liabilities and stockholders' equity	$207,086,188	$75,925,518

See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.

Condensed Consolidated Statements of Operations

(unaudited)

	For The Three Months Ended September 30,	For The Three Months Ended September 30,	For The Nine Months Ended September 30,	For The Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
License and other revenue	$-	$6,914,034	$12,382,779	$6,914,034
License revenue - related party	-	-	196,000,000	-
Total revenue	-	6,914,034	208,382,779	6,914,034
Operating expenses:
Research and development	$4,917,393	$15,875,295	$28,849,969	$46,533,610
General and administrative	6,764,341	7,442,401	28,970,053	20,220,160
Total operating expenses	11,681,734	23,317,696	57,820,022	66,753,770
(Loss) income from operations	(11,681,734)	(16,403,662)	150,562,757	(59,839,736)
Other income (expenses), net	2,657	(21,127)	(49,593)	833,661
(Loss) income before (benefit) provision for income taxes	(11,679,077)	(16,424,789)	150,513,164	(59,006,075)
(Benefit) provision for income taxes	(294,829)	-	1,678,532	-
Net (loss) income	$(11,384,248)	$(16,424,789)	$148,834,632	$(59,006,075)
Net (loss) income per share, basic	$(0.17)	$(0.28)	$2.15	$(1.04)
Net (loss) income per share, diluted	$(0.17)	$(0.28)	$2.14	$(1.04)
Weighted-average common shares outstanding, basic	67,929,894	59,406,215	67,282,495	56,586,640
Weighted-average common shares outstanding, diluted	67,929,894	59,406,215	67,848,033	56,586,640

See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(unaudited)

	For The Three Months Ended September 30,	For The Three Months Ended September 30,	For The Nine Months Ended September 30,	For The Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss) income	$(11,384,248)	$(16,424,789)	$148,834,632	$(59,006,075)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	-	-	-	(2,469)
Comprehensive (loss) income	$(11,384,248)	$(16,424,789)	$148,834,632	$(59,008,544)

See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2020	3,250	$3	65,743,170	$65,743	$337,758,007	$-	$(294,192,097)	$43,631,656
Stock-based compensation expense	-	-	-	-	1,320,002	-	-	1,320,002
Issuance of common stock from employee stock purchase plan	-	-	34,256	34	130,139	-	-	130,173
Issuance of common stock from exercise of stock options	-	-	10,400	11	20,791	-	-	20,802
Conversion of series A convertible preferred stock to common stock	(2,000)	(2)	2,000,000	2,000	(1,998)	-	-	-
Net income	-	-	-	-	-	-	176,007,307	176,007,307
Balance, March 31, 2021	1,250	1	67,787,826	67,788	339,226,941	-	(118,184,790)	221,109,940
Stock-based compensation expense	-	-	-	-	1,257,344	-	-	1,257,344
Issuance of common stock from exercise of stock options	-	-	46,121	46	130,610	-	-	130,656
Net loss	-		-	-	-	-	(15,788,427)	(15,788,427)
Balance, June 30, 2021	1,250	1	67,833,947	67,834	340,614,895	-	(133,973,217)	206,709,513
Stock-based compensation expense	-	-	-	-	1,161,911	-	-	1,161,911
Issuance of common stock from employee stock purchase plan	-	-	26,234	26	74,479	-	-	74,505
Issuance of common stock from exercise of stock options	-	-	156,560	157	459,923	-	-	460,080
Net loss	-	-	-	-	-	-	(11,384,248)	(11,384,248)
Balance, September 30, 2021	1,250	$1	68,016,741	$68,017	$342,311,208	$-	$(145,357,465)	$197,021,761

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2019	7,762	$8	54,710,322	$54,711	$283,122,894	$2,469	$(213,156,521)	$70,023,561
ATM offering costs	-	-	-	-	2,053	-	-	2,053
Stock-based compensation expense	-	-	-	-	1,302,931	-	-	1,302,931
Issuance of common stock from employee stock purchase plan	-	-	43,743	43	83,067	-	-	83,110
Other comprehensive income	-	-	-	-	-	63,235	-	63,235
Net loss	-	-	-	-	-	-	(20,030,090)	(20,030,090)
Balance, March 31, 2020	7,762	8	54,754,065	54,754	284,510,945	65,704	(233,186,611)	51,444,800
ATM offering costs	-	-		-	(61,260)	-	-	(61,260)
Conversion of series A convertible preferred stock to common stock	(2,256)	(2)	2,256,000	2,256	(2,254)	-	-	-
Stock-based compensation expense	-	-			1,555,332	-	-	1,555,332
Issuance of common stock from exercise of stock options	-	-	72,035	72	160,870	-	-	160,942
Other comprehensive loss	-	-	-	-	-	(65,704)	-	(65,704)
Net loss	-	-	-	-	-	-	(22,551,196)	(22,551,196)
Balance, June 30, 2020	5,506	6	57,082,100	57,082	286,163,633	-	(255,737,807)	30,482,914
Stock-based compensation expense	-	-	-	-	2,616,241	-	-	2,616,241
Proceeds from August 2020 Offering, net of underwriting costs and commissions	-	-	6,250,000	6,250	46,725,185	-	-	46,731,435
Issuance of common stock from employee stock purchase plan	-	-	61,721	62	120,294	-	-	120,356
Issuance of common stock from exercise of stock options	-	-	41,401	41	116,840	-	-	116,881
Net loss	-	-	-	-	-	-	(16,424,789)	(16,424,789)
Balance, September 30, 2020	5,506	$6	63,435,222	$63,435	$335,742,193	$-	$(272,162,596)	$63,643,038

See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$148,834,632	$(59,006,075)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Stock-based compensation expense	3,739,258	5,474,504
Depreciation and amortization expense	180,128	223,807
Change in accrued interest and accretion of discount on short-term investments	-	(199,408)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(609,244)	(888,631)
Security deposit	54,592	(18,986)
Related party receivable	141,763	482,151
Long-term prepaid expenses	477,171	(239,507)
Accounts payable	(2,283,479)	(202,120)
Accrued expenses	(5,109,673)	4,223,397
Deferred revenue	(12,382,779)	13,085,966
Related party payable	(2,432,192)	(9,630)
Net cash provided by (used in) operating activities	130,610,177	(37,074,532)

Cash flows from investing activities:
Purchases of short-term investments	-	(9,961,092)
Proceeds from maturities of short-term investments	-	45,000,000
Purchases of long-term equity investment	(1,631,992)	-
Purchase of property and equipment	(22,050)	(85,357)
Software development and other assets	(5,400)	(214,842)
Net cash (used in) provided by investing activities	(1,659,442)	34,738,709

Cash flows from financing activities:
Proceeds from August 2020 Offering, net of offering expenses	-	46,952,500
ATM and other offering costs	(21,314)	(128,835)
Proceeds from employee stock purchase plan	204,678	203,466
Proceeds from exercise of options	611,538	277,823
Net cash provided by financing activities	794,902	47,304,954

Net increase in cash and cash equivalents	129,745,637	44,969,131
Cash and cash equivalents, at beginning of period	72,033,930	41,897,144
Cash and cash equivalents, at end of period	$201,779,567	$86,866,275

Non-cash investing and financing activities:
Software development and other costs in accrued expenses and accounts payable	$-	$25,598
Purchase of property and equipment in accounts payable	$-	$26,082
Offering costs in accrued expenses and accounts payable	$-	$221,065

See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – NATURE OF OPERATIONS

Ovid Therapeutics Inc. (the “Company”) was incorporated under the laws of the state of Delaware on April 1, 2014 and maintains its principal office in New York, New York. The Company commenced operations on April 1, 2014 (date of inception). The Company is a biopharmaceutical company focused exclusively on developing impactful medicines for patients and families living with rare neurological disorders.

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

Historically, the Company’s major sources of cash have been composed of proceeds from various public and private offerings of its capital stock, revenue from collaboration agreements, option exercises and interest income. As of September 30, 2021, the Company had approximately $201.8 million in cash and cash equivalents. Since inception, the Company has generated $221.0 million in revenue, which comprises $25.0 million received pursuant to the Company’s license and collaboration agreement (the “Angelini License Agreement”) with Angelini Pharma Rare Diseases AG (“Angelini”) and a one-time, upfront payment of $196.0 million received pursuant to the Company’s royalty, license and termination agreement (the “Takeda License and Termination Agreement”) with Takeda Pharmaceutical Company Limited (“Takeda”). Historically, the Company has incurred recurring losses, has experienced negative operating cash flows and requires significant cash resources to execute its business plans. The Company has an accumulated deficit of $145.4 million as of September 30, 2021, working capital of $195.0 million and had cash provided by operating activities of $130.6 million for the nine months ended September 30, 2021.

Although the Company recorded net income of $148.8 million during the nine months ended September 30, 2021, the Company expects to incur losses in subsequent periods for at least the next several years and is highly dependent on its ability to find additional sources of funding through either equity offerings, debt financings, collaborations, strategic alliances, licensing agreements or a combination of any such transactions. Management believes that the Company’s existing cash and cash equivalents as of September 30, 2021 will be sufficient to fund its current operating plans through at least the next 12 months from the date of filing of the Company’s Quarterly Report on Form 10-Q. Adequate additional funding may not be available to the Company on acceptable terms or at all. The failure to raise capital as and when needed could have a negative impact on the Company’s financial condition and ability to pursue its business strategy. The Company may be required to delay, reduce the scope of or eliminate research and development programs, or obtain funds through arrangements with collaborators or others that may require the Company to relinquish rights to certain drug candidates that the Company might otherwise seek to develop or commercialize independently.

The Company has implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on its business. The extent to which the ongoing COVID-19 pandemic impacts the Company's business, its clinical development and regulatory efforts, its corporate development objectives and the value of and market for the Company's common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, the extent of sustained or new travel restrictions, social distancing and business closure requirements in the United States, Europe and other countries, and the effectiveness of actions taken globally to contain and treat the disease, including vaccination efforts. The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on the Company's business, financial condition, results of operations and growth prospects.

In addition, the Company is subject to other challenges and risks specific to its business and its ability to execute on our strategy, as well as risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations, including, without limitation, risks and uncertainties associated with: obtaining regulatory approval of the Company's product candidates; delays or problems in the supply of the Company's product candidates, loss of single source suppliers or failure to comply with manufacturing regulations; identifying, acquiring or in-licensing additional products or product candidates; pharmaceutical product development and the inherent uncertainty of clinical success; and the challenges of protecting and enhancing our intellectual property rights; complying with applicable regulatory requirements. In addition, to the extent the ongoing COVID-19 pandemic adversely affects the Company's business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties discussed above.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 15, 2021. There have been no material changes to the significant accounting policies during the period ended September 30, 2021, except for items mentioned below.

(A) Unaudited Interim Condensed Consolidated Financial Statements

The interim condensed consolidated balance sheet at September 30, 2021, the condensed consolidated statements of operations, comprehensive (loss) income, cash flows, and stockholders’ equity for the three and nine months ended September 30, 2021 and 2020 are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”)

and following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP are condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of its financial information. The results of operations for the three and nine months ended September 30, 2021 and 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim period. The balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K.

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

(D) Long-Term Equity Investment

Long-term equity investment consists of an equity investment in a private company through preferred shares, which are not considered in-substance common stock, that is accounted for at cost, with adjustments for observable changes in prices or impairments, and is classified as long-term equity investment on our consolidated balance sheets with adjustments recognized in other (expenses) income, net on our consolidated statements of operations. The Company has determined that the equity investment does not have a readily determinable fair value and elected the measurement alternative. Therefore, the equity investment’s carrying amount will be adjusted to fair value at the time of the next observable price change for the identical or similar investment of the same issuer or when an impairment is recognized. Each reporting period, the Company performs a qualitative assessment to evaluate whether the investment is impaired. The assessment includes a review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. If the investment is impaired, the Company writes it down to its estimated fair value. As of September 30, 2021 and December 31, 2020, the equity investment had a carrying value of $1.6 million and zero, respectively.

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

The three levels of the fair value hierarchy are as follows:

•
Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities. The Company’s Level 1 assets consisted of money market funds and short-term investments totaling $197.1 million and $70.1 million as of September 30, 2021 and December 31, 2020, respectively.
•
Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted prices of similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active). Level 2 includes financial instruments that are valued using models or other valuation methodologies. The Company had no Level 2 assets or liabilities as of September 30, 2021 and December 31, 2020.
•
Level 3—Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when their fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. The Company had no Level 3 assets or liabilities as of September 30, 2021 and December 31, 2020.

The carrying amounts reported in the balance sheets for cash and cash equivalents, related party receivable, other current assets, accounts payable, accrued expenses, and current related party payable approximate their fair value based on the short-term maturity of these instruments.

(F) Revenue Recognition

Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. In applying ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the promises and performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) it satisfies the performance obligations. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration to which it is entitled in exchange for the goods or services the Company transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract, determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

(H) Recent Accounting Pronouncements

Recent accounting standards which have been adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This new standard requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including loans and trade and other receivables. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The standard also amends the impairment model for available-for-sale debt securities and requires entities to determine whether all or a portion of the unrealized loss on an available-for-sale debt security is a credit loss. Under the new guidance, an entity recognizes an allowance for credit losses on available-for-sale debt securities as a contra-account to the amortized cost basis rather than as a direct reduction of the amortized cost basis of the investment, as was previously required. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019. As of September 30, 2021, the Company did not hold any debt securities with credit losses, nor does it have any trade receivables. The adoption of this standard effective January 1, 2020 did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 3 – CASH AND CASH EQUIVALENTS

The following tables summarize the fair value of cash and cash equivalents, as well as gross unrealized holding gains and losses as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	holding gains	holding losses	value
Cash	$4,631,174	$-	$-	$4,631,174
Money market funds	197,148,393	-	-	197,148,393
Total cash and cash equivalents	$201,779,567	$-	$-	$201,779,567

	December 31, 2020
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	holding gains	holding losses	value
Cash	$1,977,320	$-	$-	$1,977,320
Money market funds	70,056,610	-	-	70,056,610
Total cash and cash equivalents	$72,033,930	$-	$-	$72,033,930

The Company did not hold any securities that were in an unrealized loss position for more than 12 months as of September 30, 2021 and December 31, 2020.

There were no material realized gains or losses on available-for-sale securities during the three and nine months ended September 30, 2021 and 2020.

NOTE 4 – PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

Property and equipment is summarized as follows:

	September 30,	December 31,
	2021	2020
Furniture and equipment	$343,007	$320,957
Less accumulated depreciation	(238,311)	(185,337)
Total property and equipment, net	$104,696	$135,620

Depreciation expense was $53,000 and $42,000 for the nine months ended September 30, 2021 and 2020, respectively. Depreciation expense was $16,000 and $15,000 for the three months ended September 30, 2021 and 2020, respectively.

Intangible assets, net of accumulated amortization was $197,000 and $319,000 as of September 30, 2021 and December 31, 2020, respectively, and are included in other assets. Amortization expense was $127,000 and $182,000 for the nine months ended September 30, 2021 and 2020, respectively. Amortization expense was $36,000 and $64,000 for the three months ended September 30, 2021 and 2020, respectively.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,	December 31,
	2021	2020
Payroll and bonus accrual	$3,695,138	$3,845,441
Income tax accrual	1,560,948	-
Professional fees accrual	1,497,852	3,846,211
Clinical trials accrual	49,133	4,175,497
Other	119,940	165,536
Total	$6,923,011	$12,032,685

NOTE 6 – STOCKHOLDERS’ EQUITY AND PREFERRED STOCK

The Company’s capital structure consists of common stock and convertible preferred stock ("Preferred Stock"). Pursuant to the Company’s amended and restated certificate of incorporation, as amended, the Company is authorized to issue up to 125,000,000 shares of common stock and 10,000,000 shares of Preferred Stock. The Company has designated 1,250 of the 10,000,000 authorized shares of Preferred Stock as non-voting Series A Convertible Preferred Stock (“Series A Preferred Stock”).

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

In November 2020, the Company entered into a sales agreement (the “2020 ATM agreement”) with Cowen and Company, LLC (“Cowen”), under which the Company may offer and sell in “at the market offerings,” from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $75.0 million through Cowen acting as sales agent. As of September 30, 2021, the Company has not sold any shares of its common stock under the 2020 ATM agreement.

There were 1,250 and 3,250 shares of Series A Preferred Stock outstanding as of September 30, 2021 and December 31, 2020, respectively. Each share of Series A Preferred Stock is convertible into 1,000 shares of common stock at any time at the holder’s option. However, the holder will be prohibited, subject to certain exceptions, from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than, at the written election of the holder, either 9.99% or 14.99% of the total number of shares of common stock then issued and outstanding, which percentage may be changed at the holder’s election to any other number less than or equal to 19.99% upon 61 days’ notice to the Company; provided, however, that effective 61 days after delivery of such notice, such beneficial ownership limitations shall not be applicable to any holder that beneficially owns either 10.0% or 15.0%, as applicable based on the holder’s initial written election noted above, of the total number of shares of common stock issued and outstanding immediately prior to delivery of such notice. In the event of a liquidation, dissolution, or winding up of the Company, holders of Series A Preferred Stock will receive a payment equal to $0.001 per share of Series A Preferred Stock before any proceeds are distributed to the holders of common stock.

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

Dividends

Holders of Series A preferred stock are entitled to receive dividends at a rate equal to (on an as-if-converted-to-common stock basis), and in the same form and manner as, dividends (other than dividends in the form of the issuance of common stock) actually paid on shares of common stock. No dividends on the common stock shall be declared and paid unless dividends on the Preferred Stock have been declared and paid. Through September 30, 2021, the Company has not declared any dividends.

NOTE 7 – STOCK-BASED COMPENSATION

The Company's Board of Directors adopted and the Company's stockholders approved the 2017 equity incentive plan (“2017 Plan”), which became effective immediately on May 4, 2017. The initial reserve of shares of common stock under the 2017 Plan was 3,052,059 shares. The 2017 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards, and other forms of stock-based awards. Additionally, the 2017 Plan provides for the grant of performance cash awards. The Company's employees, officers, directors and consultants and advisors are eligible to receive awards under the 2017 Plan. Following the adoption of the 2017 Plan, no further awards will be granted under the Company’s prior plan. Pursuant to the terms of the 2017 Plan, on each January 1st, the plan limit shall be increased by the lesser of (x) 5% of the number of shares of common stock outstanding as of the immediately preceding December 31 and (y) such lesser number as the Board of Directors may determine in its discretion. On January 1, 2021 and January 1, 2020, respectively, an additional 3,287,158 and 2,735,516 shares were reserved for issuance under the 2017 Plan. As of September 30, 2021, there were 4,523,006 shares of the Company’s common stock reserved and available for issuance under the 2017 Plan.

The Company's Board of Directors adopted, and the Company's stockholders approved the 2017 employee stock purchase plan (the “2017 ESPP”), which became effective immediately prior to the execution of the underwriting agreement related to the Company’s initial public offering on May 4, 2017. The ESPP allows employees to purchase common stock of the Company at a 15% discount to the market price on designated purchase dates. During the three months ended September 30, 2021 and 2020, 26,234 and 61,721 shares, respectively, were purchased under the ESPP and the Company recorded expense of $3,000 and $36,000, respectively. During the nine months ended September 30, 2021 and 2020, 60,490 and 105,464 shares, respectively, were purchased under the ESPP, and the Company recorded expense of $58,968 and $107,712, respectively. The initial reserve of shares of common stock that may be issued under the 2017 ESPP was 279,069 shares. The number of shares of common stock reserved for issuance under the 2017 ESPP will automatically increase on January 1 of each year, beginning on January 1, 2018 and continuing through and including January 1, 2027, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (ii) 550,000 shares or (iii) such lesser number of shares determined by our Board. The Board acted prior to each of January 1, 2020 and January 1, 2021 to provide that there be no increase in the number of shares reserved for issuance under the 2017 ESPP on either such date. As of September 30, 2021, there were 493,062 shares of the Company’s common stock reserved for issuance under the 2017 ESPP.

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

Performance-based option awards generally have similar terms, with vesting commencing on the date the performance condition is achieved and expire in accordance with the specific terms of the agreement. At September 30, 2021, there were no performance-based options outstanding and unvested that include options to be granted upon the achievement of certain research and development milestones.

The fair value of options granted during the nine months ended September 30, 2021 and 2020 was estimated using the Black-Scholes option valuation model. The inputs for the Black-Scholes option valuation model require management’s significant assumptions and are detailed in the table below. The risk-free interest rates were based on the rate for U.S. Treasury securities at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected life was based on the simplified method in accordance with the SEC Staff Accounting Bulletin No. Topic 14D. The expected volatility was estimated based on historical volatility information of peer companies that are publicly available.

All assumptions used to calculate the grant date fair value of nonemployee options are generally consistent with the assumptions used for options granted to employees. In the event the Company terminates any of its consulting agreements, the unvested options underlying the agreements would also be canceled.

The Company granted 170,000 and 10,000 stock options to nonemployee consultants for services rendered during the nine months ended September 30, 2021 and 2020, respectively. There were 186,563 and 139,688 unvested nonemployee options outstanding as of September 30, 2021 and 2020, respectively. Total expense recognized related to the nonemployee stock options for the three months ended September 30, 2021 and 2020, was $247,000 and $134,000, respectively. Total expense recognized related to the nonemployee stock options for the nine months ended September 30, 2021 and 2020 was $337,000 and $206,000, respectively. Total unrecognized compensation expenses related to the nonemployee stock options was $1.1 million as of September 30, 2021. The Company did not recognize any expense for nonemployee performance-based option awards during the nine months ended September 30, 2021. The Company recognized $99,000 for nonemployee performance-based option awards for the nine months ended September 30, 2020.

The Company granted 1,392,345 and 1,636,660 stock options to employees during the nine months ended September 30, 2021 and 2020 respectively. There were 4,660,093 and 4,418,152 unvested employee options outstanding as of September 30, 2021, and 2020, respectively. Total expense recognized related to the employee stock options for the three months ended September 30, 2021 and 2020 was $0.9 million and $2.4 million, respectively. Total expense recognized related to the employee stock options for the nine months ended September 30, 2021 and 2020 was $3.3 million and $5.2 million, respectively. Total unrecognized compensation expense related to employee stock options was $9.3 million as of September 30, 2021. During the nine months ended September 30, 2021 and 2020, the Company recognized zero and $1.6 million, respectively, in expenses for employee performance-based option awards.

The Company’s stock-based compensation expense was recognized in operating expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$374,577	$1,083,786	$1,263,251	$2,162,685
General and administrative	787,334	1,532,454	2,476,007	3,311,819
Total	$1,161,911	$2,616,240	$3,739,258	$5,474,504

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	$1,159,580	$2,580,129	$3,680,290	$5,366,792
Employee Stock Purchase Plan	2,331	36,111	58,968	107,712
Total	$1,161,911	$2,616,240	$3,739,258	$5,474,504

The fair value of employee options granted during the three and nine months ended September 30, 2021 and 2020 was estimated by utilizing the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	Weighted Average	Weighted Average	Weighted Average	Weighted Average
Volatility	86.35%	81.79%	83.57%	80.58%
Expected term in years	6.01	5.61	6.03	5.73
Dividend rate	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	0.94%	0.39%	0.81%	0.67%
Fair value of option on grant date	$2.71	$3.10	$1.43	$2.97

The fair value of nonemployee options granted during the three and nine months ended September 30, 2021 and 2020 was estimated by utilizing the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	Weighted Average	Weighted Average	Weighted Average	Weighted Average
Volatility	0.00%	73.90%	80.43%	74.37%
Expected term in years	-	5.88	6.23	5.64
Dividend rate	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	0.00%	2.36%	1.03%	2.32%
Fair value of option on measurement date	$-	$1.15	$2.49	$1.18

The following table summarizes the number of options outstanding and the weighted average exercise price:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life in Years	Value
Options outstanding December 31, 2020	10,403,420	$5.26	7.59	$4,488,930
Granted	1,562,345	3.57	9.60
Exercised	(256,838)	2.38		$324,312
Forfeited or expired	(1,026,421)	5.39
Options outstanding September 30, 2021	10,682,506	$5.08	5.99	$3,008,251
Vested and exercisable at September 30, 2021	5,835,850	$6.26	4.37	$1,538,270

At September 30, 2021 there was approximately $10.4 million of unamortized share–based compensation expense related to employee and nonemployee grants, which is expected to be recognized over a remaining average vesting period of 2.75 years.

NOTE 8 – INCOME TAXES

The Company’s interim income tax provision consists of U.S. federal and state income taxes based on the estimated annual effective tax rate that the Company expects for the full year together with the tax effect of discrete items. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of September 30, 2021, the estimated annual effective tax rate for 2021, exclusive of discrete items, is approximately 1.11% of projected pre-tax income. The estimated annual tax expense consists of a provision for federal and state income taxes.

For the three months ended September 30, 2021, the Company recorded a tax benefit of $0.3 million on a pre-tax loss of $11.7 million.

For the nine months ended September 30, 2021, due to statutory limitations on our ability to utilize research and development credits and net operating losses to offset year to date taxable income, the Company recorded a tax expense of $1.7 million on a pre-tax income of $150.5 million.

For the three and nine months ended September 30, 2020, the Company did not record a U.S. federal or state income tax provision due to current and historical net operating losses.

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

Accordingly, the Company's ability to utilize NOL and tax credit carryforwards attributable to periods prior to February 22, 2019 is subject to substantial limitations. Additionally, the net operating losses incurred in future years will be reduced by the recognized built-in loss of approximately $5 million.

In assessing the realizability of deferred tax assets, the Company’s management evaluates whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. Management assesses all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, prior earnings history, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Significant weight is given to positive and negative evidence that is objectively verifiable. Based on these factors, including cumulative losses in recent years, the Company continues to maintain a full valuation allowance against its net deferred tax assets as of September 30, 2021.

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

As of September 30, 2021, none of these contingent payments were considered probable.

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

During the nine months ended September 30, 2021 and effective upon termination of the Angelini License Agreement, the Company recognized $12.4 million of revenue consisting of $5.4 million of license revenue related to ongoing trials and the $7.0 million related to the potential 35% funding of the cost for Angelini future trials.

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

During the nine months ended September 30, 2021, the Company recognized a credit in research and development expenses of $2.6 million and $0.1 million in general and administrative expenses reimbursed to the Company from Takeda. During the nine months ended September 30, 2020, the Company recognized a credit in research and development expenses of $1.3 million and expenses of $0.3 million in general and administrative representing costs to be reimbursed to the Company from Takeda.

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

In August 2020, the Company issued and sold an aggregate of 1,250,000 shares of common stock to entities affiliated with Biotechnology Value Fund, L.P. for aggregate gross proceeds of $10.0 million.

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

The following table summarizes the calculation of basic and diluted net (loss) income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss) income	$(11,384,248)	$(16,424,789)	$148,834,632	$(59,006,075)
Net income attributable to participating securities	-	-	(3,845,373)	-
Net (loss) income attributable to common stockholders	$(11,384,248)	$(16,424,789)	$144,989,259	$(59,006,075)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss) income attributable to common stockholders	$(11,384,248)	$(16,424,789)	$144,989,259	$(59,006,075)
Weighted-average common shares outstanding, basic	67,929,894	59,406,215	67,282,495	56,586,640
Dilutive effect of outstanding stock options	-	-	565,538	-
Weighted-average common shares outstanding, diluted	67,929,894	59,406,215	67,848,033	56,586,640
Net (loss) income per share, basic	$(0.17)	$(0.28)	$2.15	$(1.04)
Net (loss) income per share, diluted	$(0.17)	$(0.28)	$2.14	$(1.04)

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	September 30,
	2021	2020
Stock options to purchase common stock	10,116,968	8,577,914
Series A convertible preferred stock	-	5,506

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

During the nine months ended September 30, 2021, we generated $208.4 million of license and other revenue through our Collaboration and License Agreement (“the Angelini License Agreement”) with Angelini Pharma Rare Diseases AG (“Angelini”) and our Royalty, License and Termination agreement (the “Takeda License and Termination Agreement”) with Takeda Pharmaceutical Company Limited (“Takeda”) and have otherwise funded our business primarily through the sale of our capital stock. Through September 30, 2021, we have raised net proceeds of $275.4 million from the sale of our convertible preferred stock and our common stock. As of September 30, 2021, we had $201.8 million in cash and cash equivalents. We recorded net income of $148.8 million for the nine months ended September 30, 2021 and net losses of $59.0 million for the nine months ended September 30, 2020. As of September 30, 2021, we had an accumulated deficit of $145.4 million.

Although we recorded net income of $148.8 million during the nine months ended September 30, 2021, we expect to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from period to period, depending on the timing of our planned preclinical studies and clinical trials and expenditures on our other research and development and commercial development activities. We expect our expenses will increase substantially over time as we:

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

COVID-19 Update

We have implemented business continuity plans designed to address and mitigate the impact of the ongoing COVID-19 pandemic on our employees and our business. We continue to operate normally with all of our employees continuing to work productively at home and abiding by new or re-imposed travel restrictions issued by federal, state and local governments. Our current plans to return to the office remain fluid as the COVID-19 pandemic persists, federal, state and local guidelines, rules and regulations continue to evolve and vaccination efforts continue.

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

Other Income (Expense), Net

Other income (expense) primarily consists of interest income earned on our cash and cash equivalents maintained in money market funds and prior short-term investments that were maintained in U.S. treasury notes.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020, respectively

The following table summarizes the results of our operations for the periods indicated:

	Three Months Ended September 30,	Three Months Ended September 30,
	2021	2020	Change
	(in thousands)
Revenue:
License and other revenue	$-	$6,914	$(6,914)
License revenue - related party	-	-	-
Total revenue	-	6,914	(6,914)
Operating expenses:
Research and development	$4,917	$15,876	$(10,959)
General and administrative	6,764	7,442	(678)
Total operating expenses	11,682	23,318	(11,636)
(Loss) from operations	(11,682)	(16,404)	4,722
Other income (expense), net	3	(21)	24
(Loss) before provision (benefit) for income taxes	(11,679)	(16,425)	4,746
(Benefit) for income taxes	(295)	-	(295)
Net loss	$(11,384)	$(16,425)	$5,041

Revenue

No revenue was generated during the three months ended September 30, 2021. Total revenue was $6.9 million for the three months ended September 30, 2020 due to $6.9 million of revenue recorded in connection with the Angelini License Agreement.

Research and Development Expenses

	Three Months Ended September 30,	Three Months Ended September 30,
	2021	2020	Change
	(in thousands)
Preclinical and development expenses	$1,416	$10,713	$(9,297)
Payroll and payroll-related expenses	2,810	4,097	(1,287)
Other expenses	691	1,065	(374)
Total research and development	$4,917	$15,875	$(10,958)

During the three months ended September 30, 2021, total research and development expenses were $4.9 million compared to $15.9 million for the three months ended September 30, 2020. The decrease of $11.0 million was primarily due to decreased preclinical and development expenses related to the decision to discontinue the clinical study of OV101 in Angelman syndrome and Fragile X syndrome and the termination of the Takeda collaboration agreement for OV935.

General and Administrative Expenses

	Three Months Ended September 30,	Three Months Ended September 30,
	2021	2020	Change
	(in thousands)
Payroll and payroll-related expenses	$3,222	$3,588	$(366)
Legal and professional fees	1,795	2,908	(1,113)
General office expenses	1,747	946	801
Total general and administrative	$6,764	$7,442	$(678)

General and administrative expenses were $6.8 million for the three months ended September 30, 2021 compared to $7.4 million for the three months ended September 30, 2020. The decrease of $0.7 million was primarily due to decreases in legal and professional fees of $1.1 million and payroll and payroll-related benefit of $0.4 million, offset by increases in general office expenses.

(Benefit) Provision for income taxes

The provision for income taxes was a benefit of $0.3 million for the three months ended September 30, 2021. There was no provision for income taxes for the three months ended September 30, 2020. The year-to-date increase in tax provision was due to the revenue generated as a result of the $196.0 million of revenue recorded in connection with the Takeda License and Termination Agreement, as well as disallowed use of net operating losses. The benefit recorded during the three months ended September 30, 2020 was the result of adjusting the year-to-date tax provision for activity through September 30, 2020.

Other (Expense) Income, net

We incurred nominal other expenses for the three months ended September 30, 2021 and for the three months ended September 30, 2020.

Comparison of the Nine Months Ended September 30, 2021 and 2020, respectively

The following table summarizes the results of our operations for the periods indicated:

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2021	2020	Change
	(in thousands)
Revenue:
License and other revenue	$12,383	$6,914	$5,469
License revenue - related party	196,000	-	196,000
Total revenue	208,383	6,914	201,469
Operating Expenses:
Research and development	28,850	46,534	(17,684)
General and administrative	28,970	20,220	8,750
Total operating expenses	57,820	66,754	(8,934)
Income (loss) from operations	150,563	(59,840)	210,402
Other (expense) income, net	(50)	834	(883)
Income (loss) before provision for income taxes	150,513	(59,006)	209,519
Provision for income taxes	1,679	-	1,679
Net income (loss)	$148,835	$(59,006)	$211,198

Revenue

Total revenue was $208.4 million for the nine months ended September 30, 2021, and $6.9 million for the nine months ended September 30, 2020. The increase in total revenue was due to $12.4 million of revenue recorded in connection with the Angelini License Agreement and $196.0 million of revenue recorded in connection with the Takeda License and Termination Agreement.

Research and Development Expenses

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2021	2020	Change
	(in thousands)
Preclinical and development expense	$15,557	$31,963	$(16,406)
Payroll and payroll-related expenses	10,557	11,683	(1,126)
Other expenses	2,736	2,888	(152)
Total research and development	$28,850	$46,534	$(17,684)

Research and development expenses were $28.9 million for the nine months ended September 30, 2021 compared to $46.5 million for the nine months ended September 30, 2020. The decrease of $17.7 million was primarily due to decreased preclinical and development expenses related to the decision to discontinue the clinical study of OV101 in Angelman syndrome and Fragile X syndrome and the termination of the Takeda collaboration agreement for OV935.

General and Administrative Expenses

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2021	2020	Change
	(in thousands)
Payroll and payroll-related expenses	$10,647	$9,305	$1,342
Legal and professional fees	14,611	8,009	6,602
General office expenses	3,712	2,906	806
Total general and administrative	$28,970	$20,220	$8,750

General and administrative expenses were $29.0 million for the nine months ended September 30, 2021 compared to $20.2 million for the nine months ended September 30, 2020. The increase of $8.8 million was primarily due to an increase in legal and professional fees of $6.6 million, which includes one-time fees related to the Takeda License and Termination Agreement, an increase in payroll and payroll-related expenses of $1.3 million, and an increase to general offices expenses of $0.8 million.

Provision for income taxes

The provision for income taxes was $1.7 million for the nine months ended September 30, 2021. There was no provision for income taxes for the nine months ended September 30, 2020. The increase was due to the revenue generated as a result of the $196.0 million of revenue recorded in connection with the Takeda License and Termination Agreement.

Other Income (Expense), net

We incurred nominal other expense for the nine months ended September 30, 2021. Other income was $0.8 million for the nine months ended September 30, 2020.

Liquidity and Capital Resources

Overview

As of September 30, 2021, we had total cash and cash equivalents of $201.8 million as compared to $72.0 million of cash and cash equivalents as of December 31, 2020. The $129.8 million increase in total cash and cash equivalents was due primarily to the one-time upfront payment of $196.0 million received as part of the Takeda License and Termination Agreement, partially offset by operating expenses of $57.8 million for the nine months ended September 30, 2021.

In November 2020, we filed a shelf registration statement on Form S-3 (Registration No. 333-250054) that allows us to sell up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities and/or warrants (the “S-3 Registration Statement”), which includes a prospectus covering the issuance and sale of up to $75.0 million of common stock pursuant to an at-the-market (“ATM”) offering program. As of September 30, 2021, we had $250.0 million available under our S-3 Registration Statement, including $75.0 million available pursuant to our ATM program.

Similar to other development stage biotechnology companies, we have generated limited revenue, which has been through the Angelini License Agreement. With the exception of the three months ended March 31, 2021, when we received the one-time upfront payment of $196.0 million as part of the Takeda License and Termination Agreement, we have incurred losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the next several years. We recorded net income of approximately $148.8 million and net losses of $59.0 million for the nine months ended September 30, 2021 and 2020, respectively. We expect to incur net losses in subsequent periods. As of September 30, 2021, we had an accumulated deficit of $145.4 million and working capital of $195.0 million.

We believe that our existing cash and cash equivalents as of September 30, 2021 will be sufficient to fund our current operating plans through at least the next 12 months from the date of the filing of this Quarterly Report on Form 10-Q.

We plan to finance our cash needs through either equity offerings, debt financings, collaborations, strategic alliances, or licensing agreements or a combination of any such transactions. To the extent that we raise additional capital through future equity offerings or debt financings, ownership interests may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt and equity financings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. There can be no assurance that such financings will be obtained on terms acceptable to us, if at all. The ongoing COVID-19 pandemic continues to evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations. If we raise additional funds through collaborations, strategic alliances or licensing agreements with third parties for one or more of our current or future drug candidates, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates or to grant licenses on terms that may not be favorable to us. Our failure to raise capital as and when needed would have a material adverse effect on our financial condition and our ability to pursue our business strategy.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$130,610	$(37,075)
Investing activities	(1,659)	34,739
Financing activities	795	47,305
Net increase (decrease) in cash and cash equivalents	$129,746	$44,969

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $130.6 million for the nine months ended September 30, 2021, which consisted of net income of $148.8 million offset by a net of $18.2 million of non-cash charges and indirect cash changes, primarily related to $12.4 million of deferred revenue, $3.7 million of stock-based compensation expense, and decreases in accounts payable and accrued expenses of $7.4 million. Net cash used in operating activities was $37.1 million for the nine months ended September 30, 2020, which consisted of a net loss of $59.0 million offset by a net of $21.9 million of non-cash charges and indirect cash changes, primarily related to $5.5 million of stock-based compensation expense.

Net Cash (Used In) Provided by Investing Activities

Net cash used in investing activities was $1.7 million for the nine months ended September 30, 2021, compared to $34.7 million of net cash provided by investing activities for the nine months ended September 30, 2020. Net cash used in investing activities during the nine months ended September 30, 2021 consisted of purchases of equity investments compared to the cash provided by maturities of short-term investments during the nine months ended September 30, 2020.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $0.8 million for the nine months ended September 30, 2021 primarily due to purchases of shares under the 2017 employee stock purchase plan and the exercise of options. Net cash provided by financing activities of $47.3 million for the nine months ended September 30, 2020 was primarily due to proceeds from exercise of options and purchases of shares under the 2017 employee stock purchase plan, as well as proceeds from the August 2020 offering, offset by expenses related to our ATM program.

Contractual Obligations and Commitments

As of September 30, 2021, we had no material contractual obligations or commitments. We had no long-term debt or capital leases and no material non-cancelable purchase commitments with service providers, as we have generally contracted on a cancelable, purchase order basis. We excluded any potential contingent payments upon the achievement by us of clinical, regulatory and commercial events, as applicable, or royalty payments that we may be required to make under license agreements we have entered into with various entities pursuant to which we have in-licensed certain intellectual property as contractual obligations or commitments, including our agreement with Northwestern. Pursuant to this license agreement, we have agreed to make milestone payments up to an aggregate of $5.3 million upon the achievement of certain development, regulatory and sales milestones. We excluded these contingent payments given that the timing, probability, and amount, if any, of such payments cannot be reasonably estimated at this time.

During the period ended September 30, 2021, we entered into a lease agreement for general office space in New York City with a lessor, which is cancelable until the leased property therein is available for occupation.

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

During the nine months ended September 30, 2021, there were no material changes to our critical accounting policies as reported for the year ended December 31, 2020 as part of our Annual Report on Form 10-K, which was filed with the SEC on March 15, 2021. In addition, see Note 2 of our Condensed Financial Statements under the heading “Recent Accounting Pronouncements” for new accounting pronouncements or changes to the accounting pronouncements during the nine months ended September 30, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. As of September 30, 2021, we had cash and cash equivalents of $201.8 million that were held in an interest-bearing money market account. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and short-term investments and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in institutional market funds that are comprised of U.S. Treasury and U.S. Treasury-backed repurchase agreements as well as treasury notes and high quality short-term corporate bonds.

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

As of September 30, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have historically incurred significant operating losses. Due to a one-time, upfront payment of $196.0 million pursuant to the royalty, license and termination agreement (the “Takeda License and Termination Agreement”) with Takeda Pharmaceutical Company Limited (“Takeda”), our net income was $148.8 million for the nine months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $145.4 million. We expect to incur increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our drug candidates, as well as hiring employees and building our infrastructure.

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

As of September 30, 2021, our cash and cash equivalents were $201.8 million, and we had an accumulated deficit of $145.4 million. We believe that our existing cash and cash equivalents will fund our current operating plans through at least 12 months from the filing of this Quarterly Report on Form 10-Q. However, our operating plans may change because of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.

We will require more capital in order to advance the preclinical and clinical development, obtain regulatory approval and, following regulatory approval, commercialize our current or future drug candidates. Any additional capital raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our current and future drug candidates. The ongoing COVID-19 pandemic has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital. If we do not raise additional capital in sufficient amounts, or on terms acceptable to us, we may be prevented from pursuing development and commercialization efforts, which will harm our business, operating results and prospects.

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

For the nine months ended September 30, 2021, we recorded U.S. federal and state income tax provision of $1.5 million and $0.2 million, respectively, in each case on a pre-tax income of $150.5 million. As of September 30, 2021, we had available approximately $18.4 million of unused NOL carryforwards for U.S. federal income tax purposes and approximately $58.3 million of unused NOL carryforwards for New York State and New York City income tax purposes, that may be applied against future taxable income. Even if we achieve profitability in future periods, we may not be able to utilize a material portion of our NOL carryforwards and certain other tax attributes, which could have a material adverse effect on cash flow and results of operations. Additionally, the net operating losses incurred in future years will be reduced by the recognized built-in loss of approximately $5 million.

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

Our future success depends in part on the successful development of our early-stage gene therapy product candidates including OV815, OV825 and OV882. We may experience delays in developing a sustainable, reproducible, and scalable manufacturing process or transferring that process to internal and external commercial manufacturing sites, which may prevent us from initiating or completing our clinical trials or commercializing our product candidates on a timely or profitable basis, if at all.

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
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•
business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters and public health pandemics, such as COVID-19.

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

In March 2021, we entered into the Takeda License and Termination Agreement, pursuant to which Takeda secured rights to our 50% global share in soticlestat, which we had originally licensed from Takeda, and we granted to Takeda an exclusive worldwide license under our relevant intellectual property rights to develop and commercialize the investigational medicine soticlestat for the treatment of developmental and epileptic encephalopathies, including Dravet syndrome and Lennox-Gastaut syndrome. All rights in soticlestat are now owned by Takeda or exclusively licensed to Takeda by us. Following the closing date of the Takeda License and Termination Agreement, Takeda assumed all responsibility for, and costs of, both development and commercialization of soticlestat, and we will no longer have any financial obligation to Takeda under the original collaboration agreement, including for milestone payments or any future development and commercialization costs. Upon closing of the Takeda License and Termination Agreement, we received a one-time, upfront payment of $196.0 million and, if soticlestat is successfully developed, we will be eligible to receive up to an additional $660.0 million upon achieving specified regulatory and sales milestones. In addition, if soticlestat achieves regulatory approval, we will be entitled to receive tiered royalties at percentages ranging from the low double-digits, up to 20% on sales of soticlestat. Royalties will be payable on a country-by-country and product-by-product basis during the period beginning on the date of the first commercial sale of such product in such country and ending on the later to occur of the expiration of patent rights covering the product in such country and a specified anniversary of such first commercial sale.

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

The ongoing COVID-19 pandemic has resulted in travel and other restrictions in order to reduce the spread of the disease. In response to initial state and local orders across the country directing individuals to shelter at their places of residence, directing businesses and governmental agencies to cease non-essential operations at physical locations, prohibiting certain non-essential gatherings, and ordering cessation of non-essential travel, in March 2020 we implemented work-from-home policies for all employees. Our current plans to return to the office remain fluid as the pandemic persists and federal, state and local guidelines, rules and regulations regarding the conduct of in-person business operations continue to evolve. The effects of our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of any applicable restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

Any new imposition of quarantines, shelter-in-place and similar government orders related to COVID-19 may adversely impact our business operations and the business operations of our CROs conducting our preclinical studies and clinical trials and our third-party manufacturing facilities in the United States and other countries. In particular, some of our third-party manufacturers which we use for the supply of materials for drug candidates or other materials necessary to manufacture product to conduct preclinical studies and clinical trials are located in countries affected by COVID-19, and should they experience disruptions, such as temporary closures or suspension of services, we would likely experience delays in advancing these tests and trials. Currently, we expect no material impact on the clinical supply of any of our drug candidates.

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

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a sustained, widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

The global COVID-19 pandemic continues to evolve. The extent to which the COVID-19 pandemic impacts our business, our clinical development and regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the ultimate duration of the outbreak, the extent of sustained or new travel restrictions, social distancing requirements and business closures in the United States, Europe and other countries, and the effectiveness of actions taken in the United States, Europe and other countries to contain and treat the disease, including vaccination efforts. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our clinical and regulatory activities, healthcare systems or the global economy as a whole. However, these impacts could adversely affect our business, financial condition, results of operations and growth prospects.

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

As of September 30, 2021, we had 45 full-time employees, which reflects a significant decrease in the size of our employee base following our decision to discontinue the clinical study of OV101 in Angelman syndrome and Fragile X syndrome and the termination of the Takeda collaboration agreement for OV935. As our development and commercialization plans and strategies for our current pipeline of product candidates develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day operations and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational inefficiencies, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future drug candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance, our ability to commercialize drug candidates, develop a scalable infrastructure and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, store, process and transmit large amounts of sensitive information, including intellectual property, proprietary business information, personal information and other confidential information. It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such sensitive information. We have also outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, and as a result, we manage a number of third-party vendors who may or could have access to our computer networks or our confidential information. In addition, many of those third parties in turn subcontract or outsource some of their responsibilities to third parties. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the accessibility and distributed nature of our information technology systems, and the sensitive information stored on those systems, make such systems potentially vulnerable to unintentional or malicious, internal and external attacks on our technology environment. In addition, due to the ongoing COVID-19 pandemic, we have enabled all of our employees to work remotely, which may make us more vulnerable to cyberattacks. Potential vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors, business partners, or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. In addition to the extraction of sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. In addition, the prevalent use of mobile devices increases the risk of data security incidents.

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

Until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance future cash needs through public or private equity or debt offerings. In November 2020, we filed a shelf registration statement on Form S-3 (Registration No. 333-250054) that allows us to sell up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities and/or warrants (the “S-3 Registration Statement”), which includes a prospectus covering the issuance and sale of up to $75.0 million of common stock pursuant to an at-the-market (“ATM”) offering program. As of September 30, 2021, we had $250.0 million available under our S-3 Registration Statement, including $75.0 million available pursuant to our ATM program. Financing activities may have an adverse impact on our stockholders’ rights as well as on our operations, and such additional funding may not be available on reasonable terms, if at all. If we raise additional funds through the issuance of additional debt or equity securities, it may result in dilution to our existing stockholders and/or increased fixed payment obligations. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations and potentially impair our competitiveness, such as redeeming our shares, making investments, issuing additional equity, limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, if we seek funds through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies or drug candidates or otherwise agree to terms unfavorable to us. Any of these events could significantly harm our business, financial condition and prospects.

You will be diluted by any conversions of outstanding Series A convertible preferred stock and exercises of outstanding options.

As of September 30, 2021, we had outstanding options to purchase an aggregate of 10,682,506 shares of our common stock at a weighted average exercise price of $5.08 per share and 1,250,000 shares of common stock issuable upon conversion of outstanding Series A convertible preferred stock for no additional consideration. Such Series A convertible preferred stock is convertible any time at the option of the holder thereof subject to the beneficial ownership limitations described in Note 6 to the financial statements contained in this Quarterly Report on Form 10-Q. The exercise of such options and conversion of the Series A convertible preferred stock for shares of our common stock will result in further dilution of your investment and could negatively affect the market price of our common stock. In addition, you may experience further dilution if we issue common stock, or securities convertible into common stock, in the future. As a result of this dilution, you may receive significantly less than the full purchase price you paid for the shares in the event of liquidation.

Concentration of ownership of our common stock among our executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Based upon our shares of our common stock outstanding as of September 30, 2021, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 51% of our outstanding common stock.

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

The trading market for our common stock relies, in part, on the research and reports that industry or financial analysts publish about us or our business. We do currently have research coverage offered by several industry or financial analysts, although two analysts have withdrawn research coverage recently. We do not have any control over these analysts. If one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. If additional analysts cease to cover our stock or fail to regularly publish reports, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

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
•
our inability to generate revenue from acquired technology and/or drugs sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs;
•
challenges related to integrating acquired businesses or entering into or realizing the benefits of strategic transactions generally; and
•
risks associated with potential international acquisition transactions, including in countries where we do not currently have a material presence.

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

10.1+	Non-Employee Director Compensation Policy, effective May 6, 2021

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained within Exhibit 101)

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

OVID THERAPEUTICS INC.

Date: November 10, 2021	By:	/s/ Jeremy M. Levin
Jeremy M. Levin
Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2021	By:	/s/ Jeffrey Rona
Jeffrey Rona
Chief Business and Finance Officer (Principal Financial and Accounting Officer)