Form 10-K
period 2021-12-31
Ovid Therapeutics Inc.
filed 2022-03-15
CIK 1636651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

As of June 30, 2021, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $217.2 million based on the closing price of the registrant’s common stock on June 30, 2021. The calculation excludes shares of the registrant’s common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant. This determination of affiliate status is not a determination for other purposes.

As of March 10, 2022, there were 70,373,162 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I

Item 1. BUSINESS

Overview

Ovid is a biopharmaceutical company committed to developing medicines that transform the lives of people affected by epilepsies and seizure-related disorders. We believe these epilepsies and seizure-related disorders represent an attractive area for drug development as the understanding of the underlying biology has grown meaningfully over the last few years and today represents a substantial medical need and commercial opportunity. We aim to identify, discover and develop novel therapeutics based on the rapid increase in scientific understanding of the role of genetics and key biological pathways relevant to diseases of the brain. We have built a deep knowledge of rare neurological diseases, how to treat them and how to identify the clinically meaningful endpoints required for development of compounds in these conditions. As a result of this knowledge, we have developed a pipeline of potential first-in-class or best-in-class compounds and programs and have demonstrated our model by progressing compounds through to late-stage development. Our strategy focuses initially on medicines for pathways and targets impacting rare diseases, and that may also have therapeutic relevance for broader conditions of the brain. We are executing on our strategy to build this pipeline by discovering, in-licensing and collaborating with leading biopharmaceutical companies and academic institutions.

Our Focus: Epilepsies and Rare Neurological Disorders

Neurological disorders have a devastating impact on patients and their families. Patients suffering from rare disorders of the brain often require extensive care, and go largely underserved by impactful therapeutics. We believe that there are at least 100 neurological disorders, epileptic encephalopathies and other related rare neurological disorders that we may be able to target. These disorders are characterized by seizures and degeneration in the development and functioning of the brain. Due to a historical overwhelming preference in the drug industry to develop medicines for broader neurological indications, many of these disorders have no approved therapies. As a result, recent scientific advancements have been overlooked, which we believe presents us with an opportunity to pursue these indications. These reasons include:

•
Potential to affect seizures and disease progression. We are focusing primarily on pediatric disorders that are typically characterized by epilepsy-related symptoms and seizures. Today, it is estimated that as many as 30-40% of patients treated for epilepsies continue to experience seizures; signifying that additional effective treatment options are needed. We believe that our therapeutic candidates may be able to meaningfully reduce harmful seizures, address symptoms, and potentially alter the progression of disease, especially if they can be administered early in life.
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
•
Motivated and accessible patient populations. We are targeting our programs for disorders with motivated and accessible patient populations. We believe that the patients and caregivers affected by these disorders have increasing access to diagnostics and genetic testing. Additionally, many are avid users of social media, to learn new insights about the conditions and share relevant information and experiences. We conduct disease community outreach and activities on digital platforms to efficiently identify new patients for our clinical trials, raise disease awareness and help connect with patients and caregivers.

The Ovid Strategy

We believe that the science and medicine underlying discovery and development of new drugs for the brain has changed fundamentally over the last decade. We believe that major developments in our understanding of the biology of these diseases means that key areas of unmet need are now addressable and offer tremendous medical and economic opportunity. We believe that we now have a deep understanding of the mechanisms that underlie seizures and many brain disorders. This know-how offers an opportunity to build our company in a manner deeply focused on delivering novel medicines to address these medically important needs. We plan to focus our efforts in the areas of rare epilepsies and then progressively, as science and medicine evolve, we expect to apply our knowledge to larger indications.

Our strategy is to pursue drug discovery and development for epilepsies and rare central nervous system (CNS) disorders in a manner that is scientifically driven, patient focused and is coupled with an integrated and discipled approach to research, clinical development, and business development. Our team has significant experience and understanding of these epilepsies, seizure related disorders, and rare neurological conditions, and we continue build insight into the way the different molecular mechanisms and pathways underlying these disorders impact the symptoms patients suffer. We have set out to be a leader in the field, and have developed a differentiated pipeline containing three novel mechanisms of action to target different causes of epilepsies and seizures. Our team’s knowledge of epilepsy disease biology and pathology, now contributes to our pursuit of additional relevant genetic targets and molecular pathways that are the cause of seizures. We are pursuing therapeutic assets for epilepsies, seizure related disorders, and rare neurological disorders and seek to leverage those learnings in accelerated development programs. If successfully developed and marketed in rare conditions, we intend to explore our assets for broader neurologic indications. Our cohesive focus in epilepsies and seizures reinforces our belief that we have the potential to develop and produce multiple novel medicines, and thereby succeed in our mission.

Scientifically Driven

We take a scientifically driven approach to identify promising drug candidates for our pipeline. We are building our portfolio based on the existence of known biological rationales, including a focus on epilepsies, seizure-related disorders and neurological disorders that are associated with validated targets, genetic linkages and clear endpoints, such as seizures, for study in clinical trials. We use our deep understanding of neurology and epilepsies to identify differentiated mechanisms of action for initial drug candidates. As we advance our drug candidates into and through the clinical evaluation, we are building on the emerging body of scientific and clinical insights developed by us and others in the biopharmaceutical industry to target important disease pathways of the brain. As we evaluate data from previous and ongoing preclinical studies and clinical trials, we intend to refine and improve our scientific approach and apply these insights to continue to build our current and prospective pipeline programs and clinical trials.

In particular, our approach is driven by the following scientific principles:

•
pursue epilepsy-related disorders and rare neurological conditions for which significant therapeutic need persists
•
identify the genetic origin of the disorder, when possible;
•
target biological pathways or genes for which proof-of-concept has been established via in vitro or animal models;
•
focus on the mechanisms that cause the pathology of the disorder that generate the symptoms that we can target; and which may hold relevance for development of therapeutics for broader neurologic conditions in the future;
•
develop understanding of gene expression and link to pathophysiology;
•
target optimal mechanism of action for drug candidates; and
•
seek clear endpoints and biomarkers, if possible, to help demonstrate evidence of the clinical impact of our drug candidates.

Patient Focused

We are developing product candidates we believe have the potential to transform the lives of individuals affected by epilepsies and related neurological disorders. Patient communities are critical to informing every aspect of our approach. Each disorder for which we are developing potential neurotherapeutics is a rare condition that carries serious morbidities and requires extensive and specialized involvement from the patients’ families, caregivers and physicians and from patient advocacy groups.

Our strategy is enhanced by the following patient-focused principles:

•
pursue under-addressed rare conditions that can be evaluated via scaled, efficient clinical trials
•
develop close relationships with patients, caregivers, families, disease foundations and key opinion leaders, to better understand the history of these disorders, raise awareness, identify patients and facilitate enrollment of clinical trials;
•
identify clinically meaningful endpoints based on input from patients and their physicians and caregivers; and
•
develop digital capabilities to be deeply informed and engaged with the patient communities we serve.

Research and Development Coupled with Business Development

We have built a broad pipeline of potential drug candidates to treat epilepsies, seizure related disorders, and related neurological disorders. Our current pipeline is the result of two complementary efforts: 1) internal research and development efforts in collaboration with external leaders in the field and academic collaborators; and 2) focused business development to in-license or partner assets. Central to our internal process has been collaborations that we form with world-leading academic research centers such as Columbia University and the University of Connecticut to augment target discovery and early biology. Overall, our goal is to develop a cohesive and diversified pipeline with multiple, novel mechanisms that leverage our strong capabilities in this area and provide a sustainable pipeline for years to come.

We are building a specialized, scalable and robust infrastructure that we believe will make us a leader in our chosen area and potentially a partner of choice for leading biopharmaceutical companies that wish to pursue valuable drug candidates or research platforms in epilepsies and seizures. This infrastructure spans the critical domains of discovery, delivery and development. We believe that we are particularly well positioned to execute on our business development strategy because of both the extensive network of our management team and experience delivering valued partnerships with companies including Takeda, Lundbeck and AstraZeneca.

Our Pipeline

Our efforts have already brought two drug candidates (gaboxadol and soticlestat) from pre-clinical proof of concept and either through pivotal trials or to the initiation of pivotal trials, whether by us or our collaborators. Today, we are one of the few epilepsy-focused biopharma companies with three novel mechanisms of action for epilepsy within its pipeline. This is critical given that as many as 30 - 40 percent of patients treated for epilepsy continue to experience seizures.

The following table sets forth the status and mechanism of action of our drug candidates:

Internal Programs

OV329

OV329 (GABA aminotransferase inhibitor) is a next-generation GABA aminotransferase inhibitor being developed by us for the treatment of seizures associated with Tuberous Sclerosis Complex and Infantile Spasms. We expect to file an IND for OV329 in 2022. OV329 functions by substantially reducing the activity of GABA aminotransferase (GABA-AT), a key enzyme responsible for the degradation of the brain’s major inhibitory neurotransmitter, GABA. OV329 leads to increased concentrations of GABA by inhibiting its metabolism. Given that epilepsy is characterized by excessive neuronal excitation, the increased levels of GABA may suppress this excitatory signaling and may reduce seizures. If successful, we anticipate OV329 could be used to treat seizures associated with Tuberous Sclerosis Complex and Infantile Spasms and we are currently assessing this approach in the pre-clinical setting. If the safety and efficacy profile of the product is appropriate we will consider lifecycle management in epilepsy in other areas. In December 2016, we entered into a license agreement with Northwestern University, or Northwestern, pursuant to which Northwestern granted us an exclusive, worldwide license to patent rights in certain inventions, or the Northwestern Patent Rights, which relate to a specific compound and related methods of use for such compound, along with certain Know-How related to the practice of the inventions claimed in the Northwestern Patents.

OV350

OV350 is a small molecule that directly activates the KCC2 transporter, which is an important channel in seizure control. Ovid licensed OV350 and a library of associated compounds (previously AZ8333) from AstraZeneca in December 2021 to complement our growing pipeline of potential medicines with novel mechanisms of action for treating epilepsies. We believe it has the potential to be a first-in-class direct activator of the KCC2 channel. Extensive academic literature indicates that the KCC2 transporter is an essential channel to maintaining homeostasis within neurons, thereby contributing to seizure control. In vivo studies illustrated that KCC2 activity leads to reduced seizure sensitivity and seizure-induced mortality. Pre-clinical mechanistic studies have also demonstrated that OV350 was well tolerated and did not induce sedation. We believe OV350 has the potential to be developed for multiple epilepsies and other CNS indications. Our initial efforts are focused on optimizing multiple potential formulations for OV350 and conducting animal models to inform our development plans. While we plan to develop the compound and seek initial approvals in rare epilepsies, if successful, and if the safety and efficacy profile of the product candidate is appropriate, we will consider lifecycle management in larger epilepsy indications.

OV882

OV882 is a short hairpin RNA (shRNA-551) we are evaluating as a potential disease-modifying gene therapy for Angelman syndrome. The most common cause of Angelman syndrome is the loss of functional UBE3A protein due to a defect in the maternal copy of the UBE3A gene. Our aim is to develop a disease-modifying noncoding RNA vector that reduces expression of UBE3A-antisense and restores UBE3A expression via the paternal gene copy. We are in early stages of our research with OV882, but benefit from robust natural history and baseline data for a prior clinical trial we conducted with gaboxadol in Angelman's syndrome. From these prior programs, Ovid has deep knowledge of the Angelman's condition and retains ownership of baseline data from clinical trials with approximately 100 Angelman's patients. These proprietary insights will aid our OV882 program, which is being conducted in collaboration with the University of Connecticut School of Medicine.

OV815 and OV825 - Columbia University Program

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

Soticlestat: Continued interest via Out-Licensing Agreement with Takeda Pharmaceuticals

Background

In January 2017, we entered into a license and collaboration agreement with Takeda, or the Takeda collaboration agreement, to develop and commercialize soticlestat, which culminated in a Phase 2 development program. On March 29, 2021, we entered into a royalty, license and termination agreement, or the Takeda License and Termination Agreement, with Takeda. Under the terms of the Takeda License and Termination Agreement, we terminated the Takeda collaboration agreement and Takeda subsequently secured rights to our 50% global share in soticlestat. Takeda secured an exclusive license of soticlestat and our relevant intellectual property rights in exchange for an upfront payment, development and commercial milestone payments, and royalties. Takeda has since assumed all responsibility for, and costs of, both development and commercialization of soticlestat.

In March 2021, we received an upfront payment of $196 million and are eligible to receive up to an additional $660 million in development, regulatory and sales milestones. In addition, if soticlestat achieves regulatory approval, we will receive tiered royalties on net sales of soticlestat at percentages ranging from the low double-digits up to 20%, subject to standard reductions in certain circumstances. Royalties are payable on a country-by-country and product-by-product basis during the period beginning on the date of the first commercial sale of such product in such country and ending on the later to occur of the expiration of patent rights covering the product in such country and a specified anniversary of such first commercial sale. The Takeda collaboration agreement will remain in effect until Takeda’s cessation of commercialization of soticlestat.

Following the out-licensing of soticlestat to Takeda, Takeda initiated two pivotal, phase three programs for soticlestat, which are referred to as SKYWAY for LGS and SKYLINE for DS. SKYWAY applies the use of Major Motor Drop Seizures as an endpoint which it believes will more accurately reflect soticlestat's effectiveness in reducing seizures in LGS. It is anticipated that Takeda will have data from these Phase 3 programs in the first half of 2023 and will seek regulatory decisions by March 2024. Takeda has reported it is preparing for a multi-regional launch of soticlestat. The United States Food and Drug Administration, or the FDA, has granted orphan drug designation for soticlestat and China has granted it Breakthrough Status for the treatment of DS and LGS.

Soticlestat - Mechanism

Soticlestat is a potential first-in-class inhibitor of cholesterol 24 hydroxylase (CH24H), which may modulate the excitatory signals involved in epilepsy, and thereby suppress seizures. The investigational soticlestat program began as a joint development collaboration between Ovid and Takeda for rare epilepsies. Following a successful Phase 2 development program led by us, we entered into a royalty, license and termination agreement with Takeda, or the Takeda License and Termination Agreement, in March 2021 under which Takeda secured all of the global rights from Ovid to develop and commercialize soticlestat for the treatment of developmental and epileptic encephalopathies, including Dravet syndrome (DS) and Lennox Gastaux syndrome (LGS). We believe Takeda’s continued development of soticlestat has the potential to become a first-in-class and only-in-class compound targeting the metabolism of cholesterol in the brain, which we believe will reduce inflammation that plays an important role in seizures.

License and Collaboration Agreements

2022 Out-License Agreement with Marinus Pharmaceuticals

On March 1, 2022, we entered into an exclusive patent license agreement with Marinus Pharmaceuticals, Inc. or the Marinus License Agreement. Under the Marinus License Agreement, we granted Marinus an exclusive, non-transferable (except as expressly provided therein), royalty-bearing right and license under certain Ovid patents relating to ganaxolone to develop, make, have made, commercialize, promote, distribute, sell, offer for sale and import licensed products in the territory (which consist of the United States, the European Economic Area, United Kingdom and Switzerland) for the treatment of CDKL5 deficiency disorders in humans. Following the potential date of regulatory approval by the FDA of the first licensed product in the territory, Marinus will, at our option, (i) pay to us the sum of $1,500,000 in cash; or (ii) issue us 123,255 shares of Marinus common stock, par value $0.001 per share. The Marinus License Agreement also provides for payment of royalties from Marinus to us in single digits on net sales of each such licensed product sold.

2022 License and Option Agreement with Healx

On February 1, 2022, we entered into an exclusive license option agreement, or the Healx License and Option Agreement, with Healx. Under the terms of the Healx License and Option Agreement, Healx has secured a one-year option to investigate gaboxadol (OV101) as part of a potential combination therapy for Fragile X syndrome in a Phase 2A clinical trial, as well as a treatment for other indications, for an upfront payment of $0.5 million, and fees to support prosecution and maintenance of our relevant intellectual property rights. At the end of the one-year option period, Healx has the option to secure rights to an exclusive license under our relevant intellectual property rights, in exchange for an upfront payment, development and commercial milestone payments, and low to mid-tier double digit royalties. Royalties are payable on a country-by-country and product-by-product basis during the period beginning on the date of the first commercial sale of such product in such country and ending on the later to occur of the expiration of patent rights covering the product in such country and a specified anniversary of such first commercial sale.

Healx will assume all responsibility for, and costs of, both development and commercialization of gaboxadol following the exercise of the option. We will retain the option to co-develop and co-commercialize the program with Healx, or the Ovid Opt-In Right, at the end of a positive readout of clinical phase 2B and will share net profits and losses in lieu of the milestones and royalty payments. We do not plan to conduct further trials of gaboxadol. The term of the Healx License and Option Agreement will continue until the later of (a) the expiration of all relevant royalty terms, or in the event that Healx does not exercise its option during the option period defined in the Healx License and Option Agreement, or the Option Period, the expiration of such period, or in the event that Healx does exercise its option during the Option Period, and we do not exercise the Ovid Opt-In Right during the period of time we have to opt-in, or the Opt-In Period, or the opt-in terms are otherwise terminated, upon the expiration of all payment obligations, or (c) in the event that Healx does exercise the Option during the Option Period, and we do exercise the Ovid Opt-In Right during the Opt-In Period, such time as neither Healx nor Ovid is continuing to exploit the gaboxadol. As part of the revised contractual obligations with Lundbeck, Ovid will owe Lundbeck a share of all milestone and royalty payments received from Healx, if we do not exercise the Ovid Opt-In Right. If we to exercise the Ovid Opt-In Right to co-develop and co-commercialize the program with Healx, we will owe a share of the net profit share to Lundbeck.

2021 Exclusive In-Licensing Agreement with AstraZeneca

On December 30, 2021, we entered into an exclusive license agreement, or the AstraZeneca Exclusive License Agreement, with AstraZeneca. Under the terms of the AstraZeneca Exclusive License Agreement, we have obtained worldwide rights to a library of early-stage small molecules targeting the KCC2 transporter, including OV350. In exchange of an upfront payment of $5.0 million in cash and $7.3 million in shares of Ovid common stock to AstraZeneca, we are responsible for using commercially reasonable efforts to carry out all future development and commercialization of KCC2 transporter activators in epilepsies and potentially other neuropathic conditions. We are obligated to pay AstraZeneca potential clinical development milestones of up to $8.0 million, regulatory milestones of up to $45.0 million and total commercial milestones of up to $150.0 million, as well as tiered royalty payments ranging from the single digits up to 10 percent on net sales. At the time of proof of clinical efficacy, AstraZeneca will have the right of first negotiation to opt in to co-develop and co-commercialize KCC2 transporter activators with Ovid. The license option will continue until the expiration of all relevant royalty terms.

License Agreement with H. Lundbeck A/S

In March 2015, we entered into a license agreement with Lundbeck, which we subsequently amended in May 2019, July 2020 and in February 2022. As part of the Lundbeck agreement, we obtained from Lundbeck an exclusive (subject to certain reserved non-commercial rights), worldwide license to develop, manufacture, and commercialize OV101, also known as gaboxadol, for the treatment of human disease. Under the agreement, we were responsible for conducting commercially reasonable efforts to carry out all future development and commercialization of OV101. We were also obligated to make certain manufacturing-related payments to Lundbeck, including for its preparation of a drug master file for OV101.

In connection with the Lundbeck agreement, we issued 489,756 shares of our common stock to Lundbeck. We also agreed to pay to Lundbeck milestone payments up to an aggregate of $189.0 million upon the achievement of certain global development, regulatory and sales milestone events with gaboxadol. Pursuant to the Lundbeck agreement, the first milestone payment is $1.0 million, which is due upon the successful completion of the first Phase 3 trial for a product in which OV101 is an active ingredient. In addition, if we successfully developed and commercialized OV101, we would be obligated to pay to Lundbeck tiered royalties based on single-digit and low-double digit percentage of net sales of OV101, subject to certain reductions for generic product sales and for royalties paid for licenses to third party intellectual property. If Lundbeck manufactures OV101 compound for us after the expiration of the royalty term, we will pay to Lundbeck, in addition to the fully burdened cost of such manufacture, a low, single-digit manufacturing royalty on the net sales of OV101 manufactured by Lundbeck.

We closed our OV101 (gaboxadol) program in Angelman syndrome in early 2021. On February 1, 2022, we entered into Amendment No. 3 to the Lundbeck agreement, or Amendment No. 3, to permit our performance under the Healx License and Option Agreement. Under the terms of Amendment No. 3, if Healx exercises its option, we will owe Lundbeck a share of all milestone and royalty payments received from Healx if we choose not to exercise the Ovid Opt-In Right. If we choose to exercise the Ovid Opt-In Right and to co-develop and co-commercialize the program with Healx, we will owe a share of the net profit share to Lundbeck.

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

Sales and Marketing

Given our stage of development, we have not yet established a commercial organization or distribution capabilities. However, we do have internal market access capabilities that inform our pipeline strategy and execution. As our pipeline assets move into the clinic in the future, we intend to build focused capabilities to commercialize our programs focused on rare disorders of the brain. In markets for which commercialization may be less capital efficient for us, we may selectively pursue strategic collaborations with third parties in order to maximize the commercial potential of our drug candidates.

Manufacturing and Supply

We currently outsource all manufacturing, and we intend to use our collaborators and contract manufacturers for the foreseeable future. However, certain members of our management have broad experience in manufacturing, which we believe may provide a competitive advantage.

Competition

We believe Zogenix, Inc. (which is set to be acquired by UCB in 2022), Jazz Pharmaceuticals Inc., Sage Therapeutics, Inc., Marinus Pharmaceuticals, Inc., Mallinckrodt Pharmaceuticals, Inc., Stoke Therapeutics, Inc., Ultragenyx, Roche, and PTC Therapeutics, Inc. and Xenon Pharmaceuticals, Inc. are our most direct competitors with respect to soticlestat, OV329 and OV350.

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

We licensed from Takeda a portfolio of U.S. and international patents and applications directed to the soticlestat composition of matter, and these patents and applications expire in 2032, excluding any regulatory extensions.

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

The U.S. laws that may affect our ability to operate, among others, include: the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of “covered entities,” including certain healthcare providers, health plans, and healthcare clearinghouses, as well as their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to certain electronic healthcare transactions and protecting the security and privacy of protected health information; certain state laws governing the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; the federal Anti-Kickback Statute, which prohibits, among other things, individuals or entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs; federal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent; federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters; the Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics, and medical supplies to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members.

In addition, many states have similar laws and regulations, such as anti-kickback and false claims laws that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs. Additionally, to the extent that our product is sold in a foreign country, we may be subject to similar foreign laws.

Failure to comply with these laws, where applicable, can result in the imposition of significant penalties, including civil, criminal, and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, imprisonment, and integrity oversight and reporting obligations.

Healthcare Reform

Current and future legislative proposals to further reform healthcare or reduce healthcare costs may result in lower reimbursement for our products. The cost containment measures that payors and providers are instituting and the effect of any healthcare reform initiative implemented in the future could significantly reduce our revenues from the sale of our products.

For example, implementation of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively the Affordable Care Act, or the PPACA, has substantially changed healthcare financing and delivery by both governmental and private insurers, and significantly impacted the pharmaceutical industry. The PPACA, among other things, established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents, revised the methodology by which rebates owed by manufacturers to the state and federal government for covered outpatient drugs under the Medicaid Drug Rebate Program are calculated, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, provided incentives to programs that increase the federal government’s comparative effectiveness research and created a licensure frame work for follow-on biologic products. Since its enactment there have been executive, judicial and Congressional challenges to certain aspects of the PPACA. For example, President Trump has signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the PPACA will remain in effect in its current form. Prior to the U.S. Supreme Court ruling, , on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the PPACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create barriers to obtaining access to health insurance coverage through Medicaid or the PPACA. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the PPACA.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, then President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, including the BBA, will remain in effect through 2031 unless additional Congressional action is taken. However, COVID-19 relief support legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Additionally, in January 2013, then President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Congress is also considering additional health reform measures.

Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. For example, there have been presidential executive orders and several recent presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. We expect that additional federal and state, as well as foreign, healthcare reform measures will be adopted in the future, any of which could result in reduced demand for our products or additional pricing pressure. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

Human Capital Management

As of December 31, 2021, we had 57 full-time employees, the majority of whom were primarily engaged in research and development activities, including more than 10 individuals with M.D. and Ph.D. degrees with epilepsy and neurology experience.

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

Facilities

We lease the space for our principal executive offices, which are located at 1460 Broadway, New York, New York, on a monthly basis. In 2021, we entered into a 10-year lease of an office space at 441 Ninth Avenue, New York, New York. We anticipate using this space as our new principal executive offices and expect that our employees will move into those offices mid-year 2022.

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

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Annual Report on Form 10-K, including our audited consolidated financial statements and related notes hereto, before deciding to invest in our common stock. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In these circumstances, the market price of our common stock could decline and you may lose all or part of your investment. We cannot assure you that any of the events discussed below will not occur. In addition, such risks may be amplified by the COVID-19 pandemic and its potential impact on Ovid’s business and the global economy.

Summary of Selected Risks Associated with Our Business

Our business faces significant risks and uncertainties. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. Some of the more significant risks we face include the following:

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
•
We are early in our development efforts of our current drug candidates and all our drug candidates are in preclinical development. If we are unable to successfully develop, receive regulatory approval for and commercialize our drug candidates for these or any other indications, or successfully develop any other drug candidates, or experience significant delays in doing so, our business will be harmed.
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

We have historically incurred significant operating losses. Due to a one-time, upfront payment of $196.0 million pursuant to the royalty, license and termination agreement (the “Takeda License and Termination Agreement”) with Takeda Pharmaceutical Company Limited (“Takeda”), our net income was $122.8 million for the year ended December 31, 2021. As of December 31, 2021, we had an accumulated deficit of $171.4 million. We expect to continue to incur increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our drug candidates, as well as hiring employees and building our infrastructure.

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

As of December 31, 2021, our cash and cash equivalents were $187.8 million and we had an accumulated deficit of $171.4 million. We believe that our existing cash and cash equivalents will fund our current operating plans through at least 12 months from the filing of this Annual Report on Form 10-K. However, our operating plans may change because of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.

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

Our NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. Our federal NOLs generated in tax years beginning on or before December 31, 2017 are permitted to be carried forward for only 20 years under applicable U.S. tax law. Under the Tax Cuts and Jobs Act, or the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the utilization of such federal NOLs incurred in the taxable year beginning after December 31, 2020 is limited to 80% of taxable income.

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

For the years ended December 31, 2021 and 2020, we recorded U.S. federal and state income tax provisions of $1.3 million and zero, respectively, on pre-tax income of $124.2 million and pre-tax loss of $81.0 million, respectively. As of December 31, 2021, we had available approximately $171.3 million of unused NOL carryforwards for federal and New York state income tax purposes and approximately $163.9 million of unused NOL carryforwards for New York City income tax purposes, that may be applied against future taxable income. Our NOL carryforwards are significantly limited such that if we achieve profitability in future periods, we may not be able to utilize most of the NOL carryforwards, which could have a material adverse effect on cash flow and results of operations.

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

We are very early in our development efforts and all of the drug candidates (including OV329 and OV350), for which we control developmental and commercial responsibility are still in preclinical development. For example, we previously publicly announced we anticipate filing three investigational new drug (“IND”) applications in three years, beginning in 2022, however we cannot guarantee success of pre-clinical development to achieve all such IND applications. Following IND acceptance, each of our drug candidates will need to be progressed through clinical development in order to achieve regulatory approval, and we will also need to address issues relating to manufacture and supply, which may involve building our own capacity and expertise. In order to commercialize any product that achieves regulatory approval, we will need to build a commercial organization or successfully outsource commercialization, all of which will require substantial investment and significant marketing efforts before we have the ability to generate any revenue from drug sales. We do not have any drugs that are approved for commercial sale, and we may never be able to develop or commercialize marketable drugs.

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

TAK-935, the most advanced compound we helped to develop, is continuing to be developed by Takeda and is currently in a pivotal trial program. If the pivotal trials are unsuccessful, or the compound is not approved, we will not receive the milestone payments and royalties from the Takeda License and Termination Agreement. Without those funds, we may need to raise significant additional capital to pursue the development and commercialization of our current and future pipeline.

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

Success in preclinical testing and early clinical trials does not ensure that subsequent clinical trials will generate similar results or otherwise provide adequate data to demonstrate the efficacy and safety of a drug candidate. Frequently, drug candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. For instance, our NEPTUNE trial of OV101, one of our former drug candidates, did not meet its primary endpoints despite earlier encouraging results from our phase 2 trial STARS, the first clinical trial evaluating efficacy of OV101 in patients with Angelman syndrome. We closed our OV101 program in Angelman syndrome in early 2021. The results from preclinical studies of our current and future drug candidates may not be predictive of the effects of these compounds in later stage clinical trials. If we do not observe favorable results in clinical trials of one of our drug candidates, we may decide to delay or abandon clinical development of that drug candidate. Any such delay or abandonment could harm our business, financial condition, results of operations and prospects.

It is difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval for our gene therapy candidates.

Our future success depends in part on the successful development of our early-stage gene therapy product candidates. We may experience delays in developing a sustainable, reproducible, and scalable manufacturing process or transferring that process to internal and external commercial manufacturing sites, which may prevent us from initiating or completing our clinical trials or commercializing our product candidates on a timely or profitable basis, if at all.

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
•
changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; or

•
business interruptions resulting from geo-political actions, including war or the perception that hostilities may be imminent, including, the ongoing conflict in Ukraine and terrorism, or natural disasters and public health epidemics.

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

A key element of our current strategy is to discover, develop and potentially commercialize a portfolio of drug candidates to treat epilepsies, seizure-related disorders, and rare neurological disorders. However, our business development activities and research activities may present attractive opportunities outside of epilepsies and seizure related disorders and we may choose to pursue drug candidates in other areas of interest including other disorders that we believe would be in the best interest of the Company and our stockholders. We plan to continuously review our strategies and modify as necessary based on attractive areas of interest and assets that we choose to pursue. We intend to develop our portfolio of drug candidates by in-licensing and entering into collaborations with leading biopharmaceutical companies or academic institutions for new drug candidates. Identifying new drug candidates requires substantial technical, financial and human resources, whether or not any drug candidates are ultimately identified. The COVID-19 pandemic could also impact our ability to do in-person due diligence, negotiations and other interactions to identify new opportunities. Even if we identify drug candidates that initially show promise, we may fail to in-license or acquire these assets and may also fail to successfully develop and commercialize such drug candidates for many reasons, including the following:

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

Identifying and qualifying patients to participate in our clinical trials is critical to our success. The number of patients suffering from some of the seizure related disorders and rare neurological disorders we are pursuing is small and has not been established with precision. If the actual number of patients with these disorders is smaller than we anticipate, we may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development and approval of our drug candidates. Even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data, the number and nature of competing treatments and ongoing clinical trials of competing therapies for the same indication, the proximity of patients to clinical sites and the eligibility criteria for the trial, any such enrollment issues could cause delays or prevent development and approval of our drug candidates. Because we are focused on addressing seizure related disorders and rare neurological disorders, there are limited patient pools from which to draw in order to complete our clinical trials in a timely and cost-effective manner. Furthermore, our efforts to build relationships with patient communities may not succeed, which could result in delays in patient enrollment in our clinical trials. In addition, any negative results we may report in clinical trials of our drug candidate may make it difficult or impossible to recruit and retain patients in other clinical trials of that same drug candidate. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our drug candidates, or could render further development impossible.

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

If the market opportunities for our drug candidates are smaller than we believe they are, even assuming approval of a drug candidate, our business may suffer. Because the patient populations in the market for our drug candidates may be small and difficult to assess, we must be able to successfully identify patients and acquire a significant market share to achieve profitability and growth.

We focus our research and drug development on treatments for epilepsies, seizure-related disorders and rare neurological disorders. Given the small number of patients who have the disorders that we are targeting, our eligible patient population and pricing estimates may differ significantly from the actual market addressable by our drug candidates. Our projections of both the number of people who have these disorders, as well as the subset of people with these disorders who have the potential to benefit from treatment with our drug candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these disorders. The number of patients may turn out to be lower than expected. Likewise, the potentially addressable patient population for each of our drug candidates may be limited or may not be amenable to treatment with our drug candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business.

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

Approval of a drug candidate in the United States by the FDA does not ensure approval of such drug candidate by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Sales of our current and future drug candidates outside of the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval. Even if the FDA grants marketing approval for a drug candidate, comparable regulatory authorities of foreign countries also must approve the manufacturing and marketing of the drug candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and more onerous than, those in the United States, which may require additional preclinical studies or clinical trials. In many countries outside the United States, a drug candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for any drug candidates, if approved, is also subject to approval. Obtaining approval for our current and future drug candidates in the European Union from the European Commission following the opinion of the European Medicines Agency, if we choose to submit a marketing authorization application there, would be a lengthy and expensive process. The FDA and comparable foreign regulatory authorities have the ability to limit the indications for which the drug may be marketed, require extensive warnings on the drug labeling or require expensive and time-consuming additional clinical trials or reporting as conditions of approval. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our current and future drug candidates in certain countries. In certain cases, we are dependent on third parties to obtain such foreign regulatory approvals, and any delay or failure of performance of such third parties could delay or prevent our ability to commercialize our products in the affected countries. Due to the ongoing COVID-19 pandemic, it is possible that we could experience delays in the timing of our interactions with regulatory authorities due to absenteeism by governmental employees, inability to conduct planned physical inspections related to regulatory approval, or the diversion of regulatory authority efforts and attention to approval of other therapeutics or other activities related to COVID-19, which could delay anticipated approval decisions and otherwise delay or limit our ability to make planned regulatory submissions or obtain new product approvals.

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
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•
business interruptions resulting from geopolitical actions, including war (including the conflict in Ukraine) and terrorism, or natural disasters and public health pandemics, such as COVID-19.

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

In March 2021, we entered into the Takeda License and Termination Agreement, pursuant to which Takeda secured rights to our 50% global share in soticlestat, which we had originally licensed from Takeda, and we granted to Takeda an exclusive worldwide license under our relevant intellectual property rights to develop and commercialize the investigational medicine soticlestat for the treatment of developmental and epileptic encephalopathies, including Dravet syndrome and Lennox-Gastaut syndrome. All rights in soticlestat are now owned by Takeda or exclusively licensed to Takeda by us. Following the closing date of the Takeda License and Termination Agreement, Takeda assumed all responsibility for, and costs of, both development and commercialization of soticlestat, and we will no longer have any financial obligation to Takeda under the original collaboration agreement, including for milestone payments or any future development and commercialization costs. Upon closing of the Takeda License and Termination Agreement, we received a one-time, upfront payment of $196.0 million and, if soticlestat is successfully developed, we will be eligible to receive up to an additional $660.0 million upon Takeda achieving specified regulatory and sales milestones. In addition, if soticlestat achieves regulatory approval, we will be entitled to receive tiered royalties at percentages ranging from the low double-digits, up to 20% on sales of soticlestat. Royalties will be payable on a country-by-country and product-by-product basis during the period beginning on the date of the first commercial sale of such product in such country and ending on the later to occur of the expiration of patent rights covering the product in such country and a specified anniversary of such first commercial sale.

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

•
disputes may arise between us and our current or future collaborators regarding any termination of any collaboration, license, or other business development arrangement in which we may enter;
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

Our business strategy is based on acquiring or in-licensing compounds directed at epilepsies, seizure-related disorders, and rare neurological disorders. As a result, we intend to periodically explore a variety of possible additional strategic collaborations in an effort to gain access to additional drug candidates or resources. At the current time, we cannot predict what form such a strategic collaboration might take. We are likely to face significant competition in seeking appropriate strategic collaborators, and strategic collaborations can be complicated and time consuming to negotiate and document. We may not be able to negotiate strategic collaborations on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any additional strategic collaborations because of the numerous risks and uncertainties associated with establishing them. Further, our business development activities and research activities may present attractive opportunities outside of epilepsies and seizure related disorders and we may choose to pursue drug candidates in other areas of interest including other disorders and diseases that we believe would be in the best interest of the Company and our stockholders. We plan to continuously review our strategies and modify as necessary based on attractive areas of interest and assets that we choose to pursue.

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
•
Physician Payments Sunshine Act, which is part of the PPACA, that require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services (“CMS”), information related to: (i) payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals; and (ii) ownership and investment interests held by physicians and their immediate family members;
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

There have been executive, judicial, Congressional and executive branch challenges to certain aspects of the PPACA. For example, President Trump signed Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the PPACA such as removing penalties, effective January 1, 2019, for not complying with the PPACA’s individual mandate to carry health insurance, delaying the implementation of certain PPACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the PPACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the PPACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create barriers to obtaining access to health insurance coverage through Medicaid or the PPACA. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the PPACA and our business.

Other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2031 unless additional Congressional action is taken. However, COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Congress is also considering additional health reform measures.

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

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. Additionally, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. At the state level, legislatures have increasingly passed and implemented regulations designed to control pharmaceutical and biological product pricing, including pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. For example, based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs.

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

We do not own or operate, and we do not expect to own or operate, facilities for drug manufacturing, drug formulation, storage and distribution, or testing. We have been in the past, and will continue to be, dependent on third parties to manufacture the clinical supplies of our drug candidates.

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

We are highly dependent on our senior management team, including our Chairman and Chief Executive Officer, Dr. Levin. The employment agreements we have with these officers do not prevent such persons from terminating their employment with us at any time. The loss of the services of any of these persons could impede the achievement of our research, development, operational, financial and commercialization objectives.

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

As of December 31, 2021, we had 57 full-time employees. As our development and commercialization plans and strategies for our current pipeline of product candidates develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day operations and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational inefficiencies, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future drug candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance, our ability to commercialize drug candidates, develop a scalable infrastructure and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

The market price of our common stock has been and likely will remain volatile. The stock market in general and the market for biopharmaceutical or pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies, including very recently in connection with the ongoing COVID-19 pandemic, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to the ongoing COVID-19 pandemic, may negatively affect the market price of our common stock, regardless of our actual operating performance. As a result of this volatility, you may lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and share price.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, the current conflict between Ukraine and Russia has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive

There is no public market for our Series A convertible preferred stock.

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

Until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance future cash needs through public or private equity or debt offerings. In November 2020, we filed a shelf registration statement on Form S-3 (Registration No. 333-250054) that allows us to sell up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities and/or warrants (the “S-3 Registration Statement”), which includes a prospectus covering the issuance and sale of up to $75.0 million of common stock pursuant to an at-the-market (“ATM”) offering program. As of December 31, 2021, we had $250.0 million available under our S-3 Registration Statement, including $75.0 million available pursuant to our ATM program. Financing activities may have an adverse impact on our stockholders’ rights as well as on our operations, and such additional funding may not be available on reasonable terms, if at all. If we raise additional funds through the issuance of additional debt or equity securities, it may result in dilution to our existing stockholders and/or increased fixed payment obligations. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations and potentially impair our competitiveness, such as redeeming our shares, making investments, issuing additional equity, limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, if we seek funds through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies or drug candidates or otherwise agree to terms unfavorable to us. Any of these events could significantly harm our business, financial condition and prospects.

You will be diluted by any conversions of outstanding Series A convertible preferred stock and exercises of outstanding options.

As of December 31, 2021, we had outstanding options to purchase an aggregate of 10,776,758 shares of our common stock at a weighted average exercise price of $4.97 per share and 1,250,000 shares of common stock issuable upon conversion of outstanding Series A convertible preferred stock for no additional consideration. Such Series A convertible preferred stock is convertible any time at the option of the holder thereof subject to the beneficial ownership limitations described in Note 6 to the financial statements contained in this Annual Report on Form 10-K. The exercise of such options and conversion of the Series A convertible preferred stock for shares of our common stock will result in further dilution of your investment and could negatively affect the market price of our common stock. In addition, you may experience further dilution if we issue common stock, or securities convertible into common stock, in the future. As a result of this dilution, you may receive significantly less than the full purchase price you paid for the shares in the event of liquidation.

Concentration of ownership of our common stock among our executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Based upon shares of our common stock outstanding as of December 31, 2021, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 44.4% of our outstanding common stock.

Takeda, a greater than 5% holder, has agreed to, among other things, (i) a standstill provision, (ii) restrictions on its ability to sell or otherwise transfer its shares of our stock, (iii) vote its shares on certain matters in accordance with the holders of a majority of shares of our common stock and (iv) restrictions on the percentage of our outstanding common stock it may own, in accordance with the terms of the Takeda License and Termination Agreement.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease the space for our principal executive offices, which are located at 1460 Broadway, New York, New York, on a monthly basis. We have also entered a 10-year lease for office space at 441 Ninth Avenue, New York, New York, and anticipate moving into this space mid-year 2022. We believe our facilities are adequate to meet current needs.

Item 3. Legal Proceedings

We are not currently subject to any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on The Nasdaq Global Select Market on May 5, 2017, under the symbol “OVID.”

Comparative Stock Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act. The following graph shows a comparison from May 5, 2017 (the date our common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2021, of the cumulative total return for our common stock, the Nasdaq Composite Index, and the Nasdaq Biotechnology Index.

The graph assumes an initial investment of $100 on May 5, 2017. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

Holders of Record

As of March 10, 2022, we had approximately 11 holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Item 6. [Reserved]

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

Overview

We are a biopharmaceutical company focused on drug discovery and development for epilepsies and rare CNS disorders in a manner that is scientifically driven, patient focused and is coupled with an integrated and discipled approach to research, clinical development and business development. Our team has significant experience and understanding of rare epilepsy and neurological conditions, and we continue to build insight into the way the different molecular mechanisms and pathways underlying these disorders impact the symptoms patients suffer. Ovid has set out to be a leader in the field, and has developed a differentiated pipeline containing three novel mechanisms of action to target different causes of epilepsies and seizures. Our knowledge of epilepsy disease biology and pathology, which was acquired through our small molecule development programs, now contributes to our pursuit of additional relevant genetic targets and molecular pathways that are the cause of seizures. Over time, we have built a scalable scientific platform and efficient development capabilities in epilepsies that focus on clear, clinical endpoints. We are initially pursuing therapeutic assets for rare disorders as they can leverage accelerated development programs. If successfully developed and marketed in rare conditions, we intend to explore these assets for broader neurologic indications. Our cohesive focus in epilepsies and seizures reinforces our belief that we can develop and produce multiple novel medicines, scale our infrastructure, and thereby succeed in our mission.

Since our inception in April 2014, we have devoted substantially all of our efforts to organizing and planning our business, building our management and technical team, acquiring operating assets and raising capital.

During the year ended December 31, 2021, we generated $208.4 million of license and other revenue primarily through the license and collaboration agreement with Takeda, and have otherwise funded our business primarily through the sale of our capital stock. Through December 31, 2021, we have raised net proceeds of $275.4 million from the sale of our convertible preferred stock and our common stock. As of December 31, 2021, we had $187.8 million in cash and cash equivalents. We recorded net income of $122.8 million and net loss $81.0 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $171.4 million.

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

Recent Developments

License Agreement with AstraZeneca AB

On December 30, 2021, we entered into an exclusive license agreement with AstraZeneca AB, for a library of early-stage small molecules targeting the KCC2 transporter, including lead candidate OV350. Upon execution of the agreement, we owed an upfront cash payment of $5.0 million and issued shares of our common stock in an amount that equaled $7.3 million based on the volume-weighted average price of shares of our common stock for the 30 business days immediately preceding the execution date of the transaction. The cash payment of $5.0 million was paid in January 2022.

Pursuant to the AstraZeneca license agreement, we agreed to potential milestone payments of up to $203.0 million upon the achievement of certain developmental, regulatory and sales milestones. The first payment of $3.0 million is due upon the successful completion of the first Phase 2 clinical study of a licensed product following a positive biomarker readout in a Phase 1 clinical study. In addition, if a licensed product achieves regulatory approval, AstraZeneca is entitled to tiered royalty payments ranging from the single digits up to 10 percent on net sales subject to standard reductions in certain circumstances.

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

Financial Operations Overview

Revenue

We generated revenue under the Takeda License and Termination Agreement and under the Angelini License Agreement. We have not generated any revenue from commercial drug sales and we do not expect to generate any further revenue unless or until we obtain regulatory approval and commercialize one or more of our current or future drug candidates. In the future, we may also seek to generate revenue from a combination of research and development payments, license fees and other upfront or milestone payments.

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

Other (expense) income, net

Other (expense) income, net consists primarily of interest income earned on our cash and cash equivalents maintained in money market funds and accretion of discount on short-term investments.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes the results of our operations for the periods indicated:

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020	Change $
	(in thousands)
Revenue:
License and other revenue	$12,383	$12,617	$(234)
License revenue - related party	196,000	-	196,000
Total revenue	208,383	12,617	195,766
Operating expenses:
Research and development	46,940	63,417	(16,477)
General and administrative	37,234	30,631	6,603
Total operating expenses	84,174	94,048	(9,874)
Income (loss) from operations	124,209	(81,431)	205,640
Other (expense) income, net	(46)	395	(441)
Income (loss) before provision for income taxes	124,163	(81,036)	205,199
Provision for income taxes	1,329	-	1,329
Net income (loss)	$122,834	$(81,036)	$203,871

Revenue

Total revenue was $208.4 million for the year ended December 31, 2021 as a result of revenue recorded in connection with the Takeda License and Termination Agreement and the Angelini License Agreement. Revenue was $12.6 million for the year ended December 31, 2020.

Research and Development Expenses

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020	Change $
	(in thousands)
Preclinical and development expenses	$30,386	$43,612	$(13,226)
Payroll and payroll-related expenses	13,454	15,439	(1,985)
Other expenses	3,101	4,366	(1,265)
Total research and development	$46,940	$63,417	$(16,476)

Research and development expenses were $46.9 million for the year ended December 31, 2021 compared to $63.4 million for the year ended December 31, 2020. The decrease of $16.5 million was primarily due to a decrease in activities related to our ongoing development programs, including as a result of the termination of the development of OV101 and the transfer of the development of OV935, which was taken over by Takeda. During the year ended December 31, 2021, research and development expenses consisted of $30.4 million in preclinical and development expenses, $13.5 million in payroll and payroll-related expenses, of which $1.7 million related to stock-based compensation, and $3.1 million in other expenses. During the year ended December 31, 2020, total research and development expenses consisted of $43.6 million in preclinical and development expenses, $15.4 million in payroll and payroll-related expenses, of which $2.8 million related to stock-based compensation, and $4.4 million in other expenses.

General and Administrative Expenses

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020	Change $
	(in thousands)
Payroll and payroll-related expenses	$14,008	$13,390	$618
Legal and professional fees	17,071	13,824	3,247
General office expenses	6,154	3,417	2,737
Total general and administrative	$37,234	$30,631	$6,603

General and administrative expenses were $37.2 million for the year ended December 31, 2021 compared to $30.6 million for the year ended December 31, 2020. The increase of $6.6 million primarily consisted of increases in business development costs related to the Takeda transaction, compliance and pre-commercialization expenses and professional fees.

Income Taxes

The provision recorded for income taxes for the years ended December 31, 2021 and 2020 is $1.3 million and zero, respectively, with an effective rate of 1.07% and 0%, respectively. There was an increase in the provision for income taxes due to the significant one-time, upfront payment from Takeda pursuant to the Takeda License and Termination Agreement, as well as disallowed use of net operating losses. The Company has historically incurred operating losses and maintains a full valuation allowance against net deferred tax assets. The valuation allowance was approximately $63.3 million and $89.8 million at December 31, 2021 and 2020, respectively.

Liquidity and Capital Resources

Overview

As of December 31, 2021, we had total cash and cash equivalents of $187.8 million as compared to $72.0 million as of December 31, 2020. We believe that our cash and cash equivalents as of December 31, 2021 will fund our projected operating expenses and capital expenditure requirements for at least the next 12 months.

Similar to other development-stage biotechnology companies, we have generated limited revenue. Our net revenue in the year ended December 31, 2021 was primarily due to a significant one-time, upfront payment from Takeda pursuant to the Takeda License and Termination Agreement. Otherwise, we have incurred losses and experienced negative operating cash flows in most years since our inception, and anticipate that we will continue to incur losses for at least the next several years. We incurred net income of approximately $122.8 million and net losses of approximately $81.0 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $171.4 million and working capital of $175.7 million.

Future Funding Requirements

We believe that our available cash and cash equivalents are sufficient to fund existing and planned cash requirements. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, clinical costs, legal and other regulatory expenses and general overhead costs. We have based our estimates on assumptions that may prove to be incorrect, and we could use our capital resources sooner than we currently expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. We cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability.

As of December 31, 2021, we had no long-term debt and no material non-cancelable purchase commitments with service providers, as we have generally contracted on a cancelable, purchase order basis. We cannot estimate whether we will receive or the timing of any potential contingent payments upon the achievement by us of clinical, regulatory and commercial events, as applicable, or royalty payments that we may be required to make under license agreements we have entered into with various entities pursuant to which we have in-licensed certain intellectual property as contractual obligations or commitments, including agreements with AstraZeneca AB, H. Lundbeck A/S, and Northwestern. Pursuant to these license agreements, we have agreed to make milestone payments up to an aggregate of $279.3 million upon the achievement of certain development, regulatory and sales milestones. We excluded these contingent payments given that the timing, probability, and amount, if any, of such payments cannot be reasonably estimated at this time.

We have no products approved for commercial sale and have not generated any product revenues from product sales to date. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings and additional funding from license and collaboration arrangements. Except for any obligations of our collaborators to reimburse us for research and development expenses or to make milestone or royalty payments under our agreements with them, we will not have any committed external source of liquidity. To the extent that we raise additional capital through future equity offerings or debt financings, ownership interests may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt and equity financings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. There can be no assurance that such financings will be obtained on terms acceptable to us, if at all. The ongoing COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations. If we raise additional funds through collaborations, strategic alliances or licensing agreements with third parties for one or more of our current or future drug candidates, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates or to grant licenses on terms that may not be favorable to us. Our failure to raise capital as and when needed would have a material adverse effect on our financial condition and our ability to pursue our business strategy.

At-the-Market Offering Program

In November 2020, we filed a shelf registration statement on Form S-3 (Registration No. 333-250054) that allows us to sell up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities and/or warrants (the “S-3 Registration Statement”), which includes a prospectus covering the issuance and sale of up to $75.0 million of common stock pursuant to an at-the-market (“ATM”) offering program. As of December 31, 2021, we had $250.0 million available under our S-3 Registration Statement, including $75.0 million available pursuant to our ATM program.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$118,612	$(51,584)
Investing activities	(1,821)	34,648
Financing activities	904	47,072
Net increase in cash, cash equivalents, and restricted cash	$117,694	$30,137

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $118.6 million for the year ended December 31, 2021, which consisted of net income of $122.5 million offset by various non-cash charges and indirect cash changes, primarily related to $12.3 million related to an asset acquisition via stock issuance and cash, stock-based compensation expense of $5.0 million, and $12.4 million of deferred revenue reversal. Net cash used in operating activities was $51.6 million for the year ended December 31, 2020, which consisted of a net loss of $81.0 million offset by a net of $29.5 million of non-cash charges and indirect cash changes, primarily related to $7.2 million of stock-based compensation expense and $12.4 million in deferred revenue.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $1.8 million for the year ended December 31, 2021, which was primarily comprised of $1.6 million in purchase of a long-term equity investment. For the year ended December 31, 2020, $34.6 million was provided by investing activities, which was primarily due to net proceeds from short-term investments during the year.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $0.9 million for the year ended December 31, 2021 was primarily due to proceeds from the exercise of options. For the year ended December 31, 2020, net cash provided by financing activities of $47.0 million was primarily due to the net proceeds from the August 2020 Offering.

Critical Accounting Estimates

Our management discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the revenue and expenses incurred during the reported periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition and accrued clinical expenses. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known.

Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. Our critical accounting policies are described in greater detail in Note 2 to our audited consolidated financial statements included in this Annual Report on Form 10-K.

We have listed below our critical accounting estimates that we believe to have the greatest potential impact on our consolidated financial statements. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results.

Revenue Recognition

We recognize revenue under sublicense agreements in accordance with ASC 606 which is applicable to the Angelini License Agreement and the Takeda License and Termination Agreement. The terms of the agreements within this scope may contain multiple performance obligations, including but not limited to licenses and research and development activities. ASC 606 requires that we evaluate these agreements to determine the distinct performance obligations. Non-refundable, up-front fees that are not contingent on any future performance and require no consequential continuing involvement by us, are recognized as revenue when the license term commences and the licensed data, technology or product is delivered. We defer recognition of non-refundable upfront fees if the performance obligations are not satisfied.

For the Takeda License and Termination Agreement that closed on March 29, 2021, we received an upfront payment of $196.0 million. We determined that the transaction price was equal to the upfront fee of $196.0 million and was associated with several material conditions that were satisfied at the closing date. We recognized the full upfront payment of $196.0 million as revenue at the closing date upon the satisfaction of the material conditions outlined in the termination agreement.

On March 29, 2021, we received a notice of termination of the Angelini License Agreement. Subsequently, we and Angelini mutually agreed to waive the six month termination notice provisions and the Angelini License Agreement terminated effective March 31, 2021. We have been released from our performance obligations and will not be entitled to any future milestone payments under the Angelini License Agreement. As a result of being released from the performance obligations, we recognized $12.4 million of revenue at the termination date, consisting of $5.4 million of license revenue related to ongoing trials and $7.0 million related to the potential 35% funding of the cost for Angelini's future trials.

Accrued Clinical Expenses

When preparing our consolidated financial statements, we are required to estimate our accrued clinical expenses. This process involves reviewing open contracts and communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. Payments under certain contracts we have with third parties depend on factors, such as the successful enrollment of certain numbers of patients, site initiation and the completion of clinical trial milestones.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. As of December 31, 2021, we had cash and cash equivalents of $187.8 million that were held in an interest-bearing money market account. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents in institutional market funds that are comprised of U.S. Treasury and U.S. Treasury-backed repurchase agreements.

Item 8. Financial Statements and Supplementary Data

Our financial statements, together with the report of our independent registered public accounting firm, appear in this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

As of December 31, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2021 our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, under the supervision and with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item is incorporated by reference to the information set forth in the sections titled “Proposal 1 – Election of Directors,” “Executive Officers,” and “Information Regarding the Board and Corporate Governance” and “Delinquent Section 16(a) Reports,” if any, in our 2022 Proxy Statement.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information set forth in the section titled “Executive Officer and Director Compensation” in our 2022 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management and “Equity Compensation Plan Information” in our 2022 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to the information set forth in the section titled “Transactions with Related Persons” and “Information Regarding the Board and Corporate Governance – Board Independence” in our 2022 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information set forth in the section titled “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policies and Procedures” contained in our 2022 Proxy Statement.

PART IV

Item 15. Exhibit and Financial Statements and Schedules

(a)(1) Financial Statements.

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

10.13+

Non-Employee Director Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38085), filed with the Commission on November 10, 2021).

10.14+

Executive Employment Agreement between the Registrant and Jeremy M. Levin, dated June 5, 2015 (incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-217245), filed with the Commission on April 10, 2017).

10.15+

Executive Employment Agreement between the Company and Jeff Rona, effective June 2, 2021 (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K (File No. 001-38085), filed with the Commission on March 15, 2021).

10.16+

Executive Employment Agreement between the Company and Jason Tardio, effective October 21, 2019 (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K (File No. 001-38085), filed with the Commission on March 15, 2021).

10.17+

Amended and Restated Executive Employment Agreement between the Company and Thomas Perone, effective January 1, 2020 (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K (File No. 001-38085), filed with the Commission on March 15, 2021).

10.18+

License Agreement by and between H. Lundbeck A/S and the Company, dated March 25, 2015 (incorporated herein by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-217245), filed with the Commission on May 2, 2017).

10.19+

License Agreement by and between Northwestern University and the Company, dated December 15, 2016. (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K (File No. 001-38085), filed with the Commission on April 10, 2017).

10.20†

First Amendment to License Agreement, by and between H. Lundbeck A/S and the Company, dated May 10, 2019 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (File No. 001-38085), filed with the Commission on June 17, 2019).

10.21†

Royalty, License and Termination Agreement, by and between the Company and Takeda Pharmaceutical Company Limited, dated March 2, 2021 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 10-Q (File No. 001-38085), filed with the Commission on May 13, 2021.

10.22

License Agreement, dated as of December 30, 2021, by and between the Ovid Therapeutics Inc. and AstraZeneca AB (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38085), filed with the Commission on January 3, 2022).

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

OVID THERAPEUTICS INC.

Date: March 15, 2022	By:	/s/ Jeremy M. Levin
Jeremy M. Levin
Chief Executive Officer (Principal Executive Officer)

Date: March 15, 2022	By:	/s/ Jeffrey Rona
Jeffrey Rona Chief Business & Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Jeremy M. Levin, DPhil, MB BChir and Jeffrey Rona, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeremy M. Levin, DPhil, MB BChir Jeremy M. Levin, DPhil, MB BChir	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2022

/s/ Jeffrey Rona Jeffrey Rona	Chief Business and Financial Officer (Principal Financial and Accounting Officer)	March 15, 2022

/s/ Karen Bernstein, PhD Karen Bernstein, PhD	Director	March 15, 2022

/s/ Barbara Duncan	Director	March 15, 2022
Barbara Duncan

/s/ Bart Friedman	Director	March 15, 2022
Bart Friedman

/s/ Kevin Fitzgerald, PhD	Director	March 15, 2022
Kevin Fitzgerald, PhD

/s/ Michael Poole, MD, FACP	Director	March 15, 2022
Michael Poole, MD, FACP

OVID THERAPEUTICS INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Ovid Therapeutics Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ovid Therapeutics Inc. and subsidiary (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

New York, New York

March 15, 2022

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

OVID THERAPEUTICS INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$187,797,532	$72,033,930
Related party receivable	-	141,763
Prepaid expenses and other current assets	2,681,597	2,667,508
Total current assets	190,479,129	74,843,201

Long-term equity investment	1,631,992	-
Restricted cash	1,930,753	-
Long-term prepaid expenses	-	477,171
Security deposit	96,034	150,626
Property and equipment, net	242,757	135,620
Other assets	164,092	318,900
Total assets	$194,544,757	$75,925,518

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,127,046	$5,446,206
Accrued expenses	7,671,275	12,032,685
Related party payable	-	2,370,992
Deferred revenue – current	-	2,212,892
Total current liabilities	14,798,321	22,062,775
Deferred revenue, net of current portion	-	10,169,887
Related party payable – noncurrent	-	61,200
Total liabilities	14,798,321	32,293,862

Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; Series A convertible preferred stock, 10,000 shares designated, 1,250 and 3,250 shares issued and outstanding at December 31, 2021 and 2020, respectively	1	3
Common stock, $0.001 par value; 125,000,000 shares authorized; 70,364,912 and 65,743,170 shares issued and outstanding at December 31, 2021 and 2020, respectively	70,359	65,743
Additional paid-in-capital	351,033,589	337,758,007
Accumulated deficit	(171,357,513)	(294,192,097)
Total stockholders' equity	179,746,436	43,631,656
Total liabilities and stockholders' equity	$194,544,757	$75,925,518

See accompanying notes to these consolidated financial statements

OVID THERAPEUTICS INC.

Consolidated Statements of Operations

	For the Year Ended December 31,	For the Year Ended December 31,
	2021	2020
Revenue:
License and other revenue	$12,382,779	$12,617,221
License revenue - related party	196,000,000	-
Total revenue	208,382,779	12,617,221
Operating expenses:
Research and development	46,939,583	63,417,394
General and administrative	37,234,104	30,630,804
Total operating expenses	84,173,687	94,048,198
Income (loss) from operations	124,209,092	(81,430,977)
Other (expense) income, net	(45,690)	395,401
Income (loss) before provision for income taxes	124,163,402	(81,035,576)
Provision for income taxes	1,328,818	-
Net income (loss)	$122,834,584	$(81,035,576)
Net income (loss) per share, basic	$1.78	$(1.39)
Net income (loss) per share, diluted	$1.76	$(1.39)
Weighted-average common shares outstanding basic	67,479,403	58,451,293
Weighted-average common shares outstanding diluted	68,067,992	58,451,293

See accompanying notes to these consolidated financial statements

OVID THERAPEUTICS INC.

Consolidated Statements of Comprehensive Income (Loss)

	For the Year Ended December 31,	For the Year Ended December 31,
	2021	2020
Net income (loss)	$122,834,584	$(81,035,576)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	-	(2,469)
Comprehensive income (loss)	$122,834,584	$(81,038,045)

See accompanying notes to these consolidated financial statements

OVID THERAPEUTICS INC.

Consolidated Statement of Changes in Stockholders’ Equity

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Deficit	Total
Balance, December 31, 2020	3,250	$3	65,743,170	$65,743	$337,758,007	$-	$(294,192,097)	$43,631,656
Issuance of common stock in asset purchase	-	-	2,272,727	2,273	7,297,727	-	-	7,300,000
Issuance of common stock from employee stock purchase plan	-	-	60,490	60	118,205	-	-	118,265
Issuance of common stock from exercise of stock options	-	-	288,525	283	807,191			807,474
Conversion of series A convertible preferred stock to common stock	(2,000)	(2)	2,000,000	2,000	(1,998)	-	-	-
Stock-based compensation expense	-	-	-	-	5,054,457	-	-	5,054,457
Net income	-	-	-	-	-	-	122,834,584	122,834,584
Balance, December 31, 2021	1,250	$1	70,364,912	$70,359	$351,033,589	$-	$(171,357,513)	$179,746,436
					$-
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Deficit	Total
Balance, December 31, 2019	7,762	$8	54,710,322	$54,711	$283,122,894	$2,469	$(213,156,521)	$70,023,561
ATM costs	-	-	-	-	(114,936)	-	-	(114,936)
Issuance of common stock from employee stock purchase plan	-	-	105,464	105	203,361	-	-	203,466
Issuance of common stock from exercise of stock options	-	-	165,384	165	300,656	-	-	300,821
Conversion of series A convertible preferred stock to common stock	(4,512)	(5)	4,512,000	4,512	(4,507)	-	-	-
Proceeds from August 2020 Offering, net of underwriting costs and commissions	-	-	6,250,000	6,250	46,725,185	-	-	46,731,435
Stock-based compensation expense	-	-	-	-	7,525,354	-	-	7,525,354
Other comprehensive (loss) income	-	-	-	-	-	(2,469)	-	(2,469)
Net loss	-	-	-	-	-	-	(81,035,576)	(81,035,576)
Balance, December 31, 2020	3,250	$3	65,743,170	$65,743	$337,758,007	$-	$(294,192,097)	$43,631,656

See accompanying notes to these consolidated financial statements

OVID THERAPEUTICS INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$122,834,584	$(81,035,576)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Non-cash research and development expense	7,300,000	-
Stock-based compensation expense	5,054,457	7,525,354
Depreciation and amortization expense	237,079	306,848
Change in accrued interest and accretion of discount on short-term investments	-	(199,408)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(14,089)	(724,575)
Security deposit	54,592	(15,236)
Related party receivable	141,763	989,383
Long-term prepaid expenses	477,171	(117,632)
Accounts payable	1,702,497	2,333,716
Accrued expenses	(4,361,410)	4,835,607
Deferred revenue	(12,382,779)	12,382,779
Related party payable	(2,432,192)	2,134,826
Net cash provided by (used in) operating activities	118,611,673	(51,583,914)

Cash flows from investing activities:
Purchase of long-term equity investment	(1,631,992)	-
Purchases of short-term investments	-	(9,961,092)
Proceeds from maturities of short-term investments	-	45,000,000
Purchase of property and equipment	(184,008)	(127,240)
Software development and other assets	(5,400)	(263,440)
Net cash (used in) provided by investing activities	(1,821,400)	34,648,228

Cash flows from financing activities:
Proceeds from August 2020 Offering, net of offering expenses	-	46,731,435
ATM and other offering costs	(21,314)	(163,250)
Proceeds from employee stock purchase plan	118,205	203,466
Proceeds from exercise of options	807,191	300,821
Net cash provided by financing activities	904,082	47,072,472

Net increase in cash, cash equivalents, and restricted cash	117,694,355	30,136,786
Cash, cash equivalents, and restricted cash, at beginning of period	72,033,930	41,897,144
Cash, cash equivalents, and restricted cash, at end of period	$189,728,285	$72,033,930

Non-cash investing and financing activities:
Software development and other costs in accrued expenses and accounts payable	$-	$-
Offering costs in accrued expenses and accounts payable	$-	$21,314

See accompanying notes to these consolidated financial statements

OVID THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS

Ovid Therapeutics Inc. (the “Company”) was incorporated under the laws of the state of Delaware on April 1, 2014 and maintains its principal executive office in New York, New York. The Company commenced operations on April 1, 2014 (date of inception). The Company is a biopharmaceutical company currently focused on developing impactful medicines for patients and families living with epilepsies, seizure-related disorders and neurological disorders.

Since its inception, the Company has devoted substantially all of its efforts to business development, research and development, recruiting management and technical staff, and raising capital, and has financed its operations through the issuance of convertible preferred stock (“Preferred Stock”), common stock and other equity instruments. The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development and regulatory success, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, and the ability to secure additional capital to fund operations.

Historically, the Company’s major sources of cash have been licensing revenue, proceeds from various public and private offerings of its capital stock, and interest income. As of December 31, 2021, the Company had approximately $187.8 million in cash and cash equivalents. Since inception, the Company has generated $221.0 million in revenue which comprises $25.0 million received pursuant to the Company’s license and collaboration agreement (the “Angelini License Agreement”) with Angelini Pharma Rare Diseases AG (“Angelini”) and a one-time, upfront payment of $196.0 million received pursuant to the Company’s royalty, license and termination agreement (the “Takeda License and Termination Agreement”) with Takeda Pharmaceutical Company Limited (“Takeda”). Historically, the Company has incurred recurring losses, has experienced recurring negative operating cash flows and required significant cash resources to execute its business plans. The Company has an accumulated deficit of $171.4 million as of December 31, 2021, working capital of $175.7 million and had cash provided by operating activities of $118.6 million for the year ended December 31, 2021.

Although the Company recorded net income of $122.8 million during the fiscal year ended December 31, 2021, the Company expects to incur losses in subsequent periods for at least the next several years and is highly dependent on its ability to find additional sources of funding through either equity offerings, debt financings, collaborations, strategic alliances, licensing agreements or a combination of any such transactions. Management believes that the Company’s existing cash and cash equivalents as of December 31, 2021 will be sufficient to fund its current operating plans through at least the next 12 months from the date of filing of the Company’s Annual Report on Form 10-K. Adequate additional funding may not be available to the Company on acceptable terms or at all. The failure to raise capital as and when needed could have a negative impact on the Company’s financial condition and ability to pursue its business strategy. The Company may be required to delay, reduce the scope of or eliminate research and development programs, or obtain funds through arrangements with collaborators or others that may require the Company to relinquish rights to certain drug candidates that the Company might otherwise seek to develop or commercialize independently.

The Company has implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our business. The extent to which the ongoing COVID-19 pandemic impacts the Company's business, clinical development and regulatory efforts, corporate development objectives and the value of and market for the Company's common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic in the United States, Europe and other countries, and the effectiveness of actions taken globally to contain and treat the disease. The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on the Company's business, financial condition, results of operations and growth prospects.

In addition, the Company is subject to other challenges and risks specific to the Company's business and its ability to execute on its strategy, as well as risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations, including, without limitation, risks and uncertainties associated with: delays or problems in the supply of the Company's product candidates, loss of single source suppliers or failure to comply with manufacturing regulations; identifying, acquiring or in-licensing additional products or product candidates; pharmaceutical product development and the inherent uncertainty of clinical success; and the challenges of protecting and enhancing the Company's intellectual property rights; complying with applicable regulatory requirements; and obtaining regulatory approval of any of the Company's product candidates. In addition, to the extent the ongoing COVID-19 pandemic adversely affects the Company's business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties discussed above.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of Ovid Therapeutics Inc. and its wholly-owned subsidiary, Ovid Therapeutics Hong Kong Limited. All intercompany transactions and balances have been eliminated in consolidation.

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

(D) Deferred Transaction Costs

Deferred transaction costs, primarily consisted of direct incremental legal, accounting, and other fees related to the Company’s offering of its capital stock and are capitalized as incurred. The deferred transaction costs are offset against proceeds upon the consummation of an offering.

(E) Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders.

(F) Collaboration Arrangement

Under the terms of the license and collaboration agreement with Takeda that was terminated in March 2021, the Company and Takeda were equally sharing in the costs of development for soticlestat. The Company recorded half of the incurred development costs in research and development. When the Company would incur the majority of the development costs, Takeda would transfer a payment to the Company to equalize the costs. The Company would then record the payment from Takeda as a reduction of its research and development expense. When Takeda would incur the majority of the development costs, the Company would transfer a payment to Takeda to equalize the costs. The Company would record the payment to Takeda as research and development expense.

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

(H) Restricted Cash

The Company classifies as restricted cash all cash pledged as collateral to secure long-term obligations and all cash whose use is otherwise limited by contractual provisions. Amounts are reported as non-current unless restrictions are expected to be released in the next 12 months.

(I) Short-term Investments

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

(J) Long-term Equity Investment

Long-term equity investment consists of an equity investment in a private company through preferred shares, which are not considered in-substance common stock, that is accounted for at cost, with adjustments for observable changes in prices or impairments, and is classified as long-term equity investment on our consolidated balance sheets with adjustments recognized in other (expense) income, net on our consolidated statements of operations. The Company has determined that the equity investment does not have a readily determinable fair value and elected the measurement alternative. Therefore, the equity investment’s carrying amount will be adjusted to fair value at the time of the next observable price change for the identical or similar investment of the same issuer or when an impairment is recognized. Each reporting period, the Company performs a qualitative assessment to evaluate whether the investment is impaired. The assessment includes a review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. If the investment is impaired, the Company writes it down to its estimated fair value. As of December 31, 2021 and 2020 the long-term equity investment had a carrying value of $1.6 million and zero, respectively.

(K) Property and Equipment

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

(L) Research and Development Expenses

The Company expenses the cost of research and development as incurred. Research and development expenses comprise costs incurred in performing research and development activities, including clinical trial costs, manufacturing costs for both clinical and pre-clinical materials as well as other contracted services, license fees, and other external costs. Research and development expenses also include the cost of licensing agreements acquired from third-parties such as the acquisition of OV350 from AstraZeneca AB. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity is performed or when the goods have been received, rather than when the cost is incurred, in accordance with ASC 730, Research and Development.

(M) Stock-based Compensation

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

The Company accounts for option awards granted to nonemployee consultants and directors in accordance with ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The fair value of the option issued or committed to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock award at the earlier of the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.

(N) Fair Value of Financial Instruments

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

The three levels of the fair value hierarchy are as follows:

•
Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities. The Company’s Level 1 assets consisted of money market funds and short-term investments totaling $187.6 million and $72.0 million as of December 31, 2021 and 2020, respectively.
•
Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted prices of similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active). Level 2 includes financial instruments that are valued using models or other valuation methodologies. The Company had no Level 2 assets or liabilities as of December 31, 2021 and 2020.
•
Level 3—Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when the fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. The Company had no Level 3 assets or liabilities as of December 31, 2021 and 2020.

The carrying amounts reported in the balance sheet for cash and cash equivalents, related-party receivables, other current assets, accounts payable, accrued expenses, and current related-party payables approximate their fair values based on the short-term maturity of these instruments.

(O) Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires deferred tax assets and liabilities to be recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts and respective tax bases of existing assets and liabilities, as well as for net operating loss carryforwards and research and development credits. Valuation allowances are provided if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The impact of a change in the tax laws is recorded in the period in which the law is enacted.

(P) Net Income (Loss) Per Common Share

Net income (loss) per common share is determined by dividing net income (loss) attributable to common stockholders by the basic and diluted weighted-average common shares outstanding during the period. The Company applies the two-class method to allocate earnings between common stock and participating securities.

Net income (loss) per diluted share attributable to common stockholders adjusts the basic earnings per share attributable to common stockholders and the weighted-average number of shares of common stock outstanding for the potential dilutive impact of stock options using the treasury-stock method.

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	For the Year Ended December 31,
	2021	2020
Stock options to purchase common stock	10,776,758	10,403,420
Series A convertible preferred stock	1,250	3,250

(Q) Segment Data

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions.

(R) Retirement Plan

The Company maintains a 401(k)-retirement plan for its employees that is intended to qualify under Sections 401(a) and 501(a) of the U.S. Internal Revenue Code of 1986, as amended (“Code”). The Company provides all active employees with a 100% matching contribution equal to 3% of an employee’s eligible compensation deferred and 50% matching contributions on employee contributions that are between 3% and 5% of an employee’s eligible compensation deferred. These safe harbor contributions vest immediately. For the years ended December 31, 2021 and 2020 the Company contributed $438,000 and $321,000, respectively.

(S) Revenue Recognition

Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. In applying ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the promises and performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the performance obligations are satisfied. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration to which it is entitled in exchange for the goods or services transferred to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract, determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

(T) Recent Accounting Pronouncements

Recent accounting standards which have been adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This new standard requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including loans and trade and other receivables. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The standard also amends the impairment model for available-for-sale debt securities and requires entities to determine whether all or a portion of the unrealized loss on an available-for-sale debt security is a credit loss. Under the new guidance, an entity recognizes an allowance for credit losses on available-for-sale debt securities as a contra-account to the amortized cost basis rather than as a direct reduction of the amortized cost basis of the investment, as was previously required. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019. As of December 31, 2021, the Company did not hold any debt securities with credit losses, nor does it have any trade receivables. The adoption of this standard effective January 1, 2020 did not have a material impact on the Company’s consolidated financial statements.

On August 29, 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other - Internal-Use Software (Subtopic 350-40) - which amends ASC 350-40 to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement (“CCA”) that is a service contract. ASU No. 2018-15 aligns the accounting for costs incurred to implement a CCA that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, the ASU amends ASC 350 to include in its scope, implementation costs of a CCA that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in a CCA that is considered a service contract. According to the standard, the balance sheet line item for the presentation of capitalized implementation costs should be the same as that for the prepayment of fees related to the hosting arrangement and the manner in which an entity classifies the cash flows related to capitalized implementation costs should be the same as that in which it classifies the cash flows for the fees related to the hosting arrangement. ASU 2018-15 is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods therein. Entities are permitted to apply either a retrospective or prospective transition approach to adopt the guidance. The adoption of this standard effective January 1, 2020 did not have a material impact on the Company’s consolidated financial statements and was adopted prospectively.

On November 5, 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808), which amends ASC 808 to clarify when transactions between participants in a collaborative arrangement under ASC 808 are within the scope of the FASB’s new revenue standard, ASU 2014-09 (codified in ASC 606). The amendments require the application of ASC 606 existing guidance to determine the units of account that are distinct in a collaborative arrangement for purposes of identifying transactions with customers. If a unit of account within the collaborative arrangement is distinct and is with a customer, an entity shall apply the guidance in Topic 606 to that unit of account. In a transaction between collaborative participants, an entity is precluded by ASU 2018-18 from presenting a transaction together with “revenue from contracts with customers” unless the unit of account is within the scope of ASC 606 and the entity applies the guidance in ASC 606 to such unit of account. The amended guidance is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The retrospective adoption of this standard effective January 1, 2020 did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 3 – CASH AND CASH EQUIVALENTS

All short-term investments are classified as available-for-sale. The following tables summarize the fair value of cash and cash equivalents, as well as gross unrealized holding gains and losses as of December 31, 2021 and December 31, 2020:

	December 31, 2021
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	holding gains	holding losses	value
Cash	$205,555	$-	$-	$205,555
Money market funds	187,591,977	-	-	187,591,977
Total cash and cash equivalents	$187,797,532	$-	$-	$187,797,532

	December 31, 2020
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	holding gains	holding losses	value
Cash	$1,977,320	$-	$-	$1,977,320
Money market funds	70,056,610	-	-	70,056,610
Total cash and cash equivalents	$72,033,930	$-	$-	$72,033,930

The Company also holds restricted cash of $1.9 million pursuant to a letter of credit relating to the new office space, which is included in noncurrent assets.

The Company did not hold any securities that were in an unrealized loss position for more than 12 months as of December 31, 2021 and 2020.

There were no material realized gains or losses on available-for-sale securities during the years ended December 31, 2021 and 2020.

NOTE 4 – PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

Property and equipment is summarized as follows:

	December 31,	December 31,
	2021	2020
Furniture and equipment	$504,965	$320,957
Less accumulated depreciation	(262,208)	(185,337)
Total property, plant and equipment, net	$242,757	$135,620

Depreciation expense was $77,000 and $60,000 for the years ended December 31, 2021 and 2020 respectively.

Intangible assets, net of accumulated amortization, were $164,000 and $319,000 as of December 31, 2021 and 2020, respectively, and are included in other assets. Amortization expense was $160,000 and $247,000 for the years ended December 31, 2021 and 2020, respectively.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,	December 31,
	2021	2020
Clinical trials accrual	$1,795,190	$4,175,497
Payroll and bonus accrual	3,764,666	3,845,441
Professional fees accrual	1,564,955	3,846,211
Other	546,464	165,536
Total	$7,671,275	$12,032,685

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

In November 2020, the Company entered into a sales agreement (the “2020 ATM agreement”) with Cowen and Company, LLC ("Cowen") under which the Company may offer and sell in “at the market offerings,” from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $75.0 million through Cowen acting as sales agent. As of December 31, 2021, the Company has not sold any shares of its common stock under the 2020 ATM agreement.

There were 1,250 and 3,250 shares of Series A Preferred Stock outstanding as of December 31, 2021 and December 31, 2020, respectively. Each share of Series A Preferred Stock is convertible into 1,000 shares of common stock at any time at the holder’s option. However, the holder will be prohibited, subject to certain exceptions, from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than, at the written election of the holder, either 9.99% or 14.99% of the total number of shares of common stock then issued and outstanding, which percentage may be changed at the holder’s election to any other number less than or equal to 19.99% upon 61 days’ notice to the Company; provided, however, that effective 61 days after delivery of such notice, such beneficial ownership limitations shall not be applicable to any holder that beneficially owns either 10.0% or 15.0%, as applicable based on the holder’s initial written election noted above, of the total number of shares of common stock issued and outstanding immediately prior to delivery of such notice. In the event of a liquidation, dissolution, or winding up of the Company, holders of Series A Preferred Stock will receive a payment equal to $0.001 per share of Series A Preferred Stock before any proceeds are distributed to the holders of common stock.

In March 2021, certain of the Company's stockholders elected to convert an aggregate of 2,000 shares of Series A Preferred Stock owned by such holders into an aggregate of 2,000,000 shares of the Company's common stock.

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

Dividends

No dividends on the common stock shall be declared and paid unless dividends on the Preferred Stock have been declared and paid. Through December 31, 2021, the Company has not declared any dividends.

NOTE 7 – STOCK-BASED COMPENSATION

The Company’s Board of Directors adopted and approved the 2014 Equity Incentive Plan (the “2014 Plan”), which authorized the Company to grant shares of common stock in the form of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock and restricted stock units. The types of stock-based awards, including share purchase rights amount, terms, and exercisability provisions of grants were determined by the Company’s Board of Directors.

The Company's Board of Directors adopted, and the Company's stockholders approved the 2017 equity incentive plan (“2017 Plan”), which became effective on May 4, 2017. The initial reserve of shares of common stock under the 2017 Plan was 3,052,059 shares. The 2017 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards, and other forms of stock-based awards. Additionally, the 2017 Plan provides for the grant of performance cash awards. The Company's employees, officers, directors and consultants and advisors are eligible to receive awards under the 2017 Plan. Upon the adoption of the 2017 Plan, no further awards will be granted under the 2014 Plan. Pursuant to the terms of the 2017 Plan, on each January 1st, the plan limit shall be increased by the lesser of (x) 5% of the number of shares of common stock outstanding as of the immediately preceding December 31 and (y) such lesser number as the Board of Directors may determine in its discretion. On January 1, 2021, an additional 3,287,158 shares were reserved for issuance under the 2017 Plan. As of December 31, 2021, there were 4,397,067 shares of the Company’s common stock reserved for issuance under the 2017 Plan.

The Company's Board of Directors adopted, and the Company's stockholders approved the 2017 employee stock purchase plan (the “2017 ESPP”), which became effective on May 4, 2017. The initial reserve of shares of common stock that may be issued under the 2017 ESPP was 279,069 shares. The ESPP allows employees to purchase common stock of the Company at a 15% discount to the market price on designated purchase dates. During the years ended December 31, 2021 and 2020, 60,490 and 105,464 shares were purchased under the ESPP and the Company recorded expense of $83,787 and $152,973, respectively. The number of shares of common stock reserved for issuance under the 2017 ESPP will automatically increase on January 1 of each year, beginning on January 1, 2018 and continuing through and including January 1, 2027, by the lesser of (i) 1% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, (ii) 550,000 shares or (iii) such lesser number of shares determined by our Board. The Board acted prior to January 1, 2021 to provide that there be no increase in the number of shares reserved for issuance under the 2017 ESPP on either such date. As of December 31, 2021, there were 493,062 shares of the Company’s common stock reserved for issuance under the 2017 ESPP.

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

Performance-based option awards generally have similar vesting terms, with vesting occurring on the date the performance condition is achieved and expire in accordance to the specific terms of the agreement. At December 31, 2021, there were 150,000 performance-based options outstanding and unvested that include options to vest upon the achievement of certain research and development milestones.

The fair value of options granted during the years ended December 31, 2021 and 2020 was estimated using the Black-Scholes option valuation model. The inputs for the Black-Scholes option valuation model require significant assumptions made by management and are detailed in the table below. The risk-free interest rates were based on the rate for U.S. Treasury securities at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected life was based on the simplified method in accordance with the SEC Staff Accounting Bulletin No. Topic 14D. The expected volatility was estimated based on historical volatility information of peer companies that is publicly available.

All assumptions used to calculate the grant date fair value of nonemployee options are generally consistent with the assumptions used for options granted to employees. In the event the Company terminates any of its consulting agreements, the unvested options underlying the agreements would also be cancelled.

The Company granted 170,000 and 10,000 stock options to nonemployee consultants for services rendered during the years ended December 31, 2021 and 2020, respectively. There were 181,250 and 32,500 unvested nonemployee options outstanding as of December 31, 2021 and 2020, respectively. Total expense recognized related to the nonemployee stock options for the years ended December 31, 2021 and 2020 was $584,092 and $257,431, respectively. Total unrecognized compensation expenses related to the nonemployee stock options was $67,471 as of December 31, 2021. During the years ended December 31, 2021, and 2020, the Company recognized zero and $115,240, respectively, in expenses for nonemployee performance-based option awards.

The Company granted 1,875,913 and 3,573,160 stock options to employees during the years ended December 31, 2021 and 2020, respectively. There were 4,407,308 and 4,975,262 unvested employee options outstanding as of December 31, 2021 and 2020, respectively. Total expense recognized related to the employee stock options for the years ended December 31, 2021 and 2020 was $4.4 million and $7.1 million, respectively. Total unrecognized compensation expense related to employee stock options was $10.3 million as of December 31, 2021. During the years ended December 31, 2021 and 2020, the Company recognized zero and $2.3 million in expenses for employee performance-based option awards.

The Company’s stock-based compensation expense was recognized in operating expenses as follows:

	For the Year Ended December 31,
	2021	2020
Research and development	$1,679,183	$2,779,758
General and administrative	3,375,274	4,745,596
Total	$5,054,457	$7,525,354

	For the Year Ended December 31,
	2021	2020
Stock options	$4,970,670	$7,372,381
Employee Stock Purchase Plan	83,787	152,973
Total	$5,054,457	$7,525,354

The fair value of employee options granted during the years ended December 31, 2021 and 2020, respectively, was estimated by utilizing the following assumptions:

	For the Year Ended December 31,
	2021	2020
	Weighted Average	Weighted Average
Volatility	84.38%	81.48%
Expected term in years	6.03	5.88
Dividend rate	0.00%	0.00%
Risk-free interest rate	0.90%	0.58%
Fair value of option on grant date	$2.50	$2.62

The fair value of nonemployee options granted and remeasured during the years ended December 31, 2021 and 2020, respectively, was estimated by utilizing the following assumptions:

	For the Year Ended December 31,
	2021	2020
	Weighted Average	Weighted Average
Volatility	80.43%	74.37%
Expected term in years	6.23	5.64
Dividend rate	0.00%	0.00%
Risk-free interest rate	1.03%	2.32%
Fair value of option on grant date	$2.49	$1.18

The following table summarizes the number of options outstanding and the weighted average exercise price:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life in Years	Value
Options Outstanding at December 31, 2019	7,405,295	$5.82	8.01	$4,488,930
Vested and exercisable at December 31, 2019	3,296,547	$7.93	6.53	$356,443
Granted	3,583,160	3.93	9.68
Exercised	(165,384)	1.82
Forfeited	(415,526)	5.00
Options Outstanding December 31, 2020	10,403,420	$5.26	7.59	$652,438
Vested and exercisable at December 31, 2020	5,395,658	$6.45	6.13	$445,599
Granted	2,045,913	3.53	9.47
Exercised	(288,525)	2.36
Forfeited	(1,384,050)	4.08
Options Outstanding December 31, 2021	10,776,758	$4.97	6.07	$2,389,890
Vested and exercisable at December 31, 2021	6,188,200	$5.98	4.63	$1,531,907

At December 31, 2021, there was approximately $10.4 million of unamortized share–based compensation expense, which is expected to be recognized over a remaining average vesting period of 2.61 years.

NOTE 8 – INCOME TAXES

At December 31, 2021, the Company has available approximately $124.8 million and $171.3 million of unused net operating loss ("NOL") carryforwards for federal and state tax purposes, respectively, that may be applied against future taxable income. The Company also has approximately $163.9 million of unused NOL carryforwards for New York City purposes. These NOL carryforwards reflect the result of the Section 382 limitation. The NOL carryforwards will begin to expire in the year 2035 if not utilized prior to that date.

Under Section 382 of the Internal Revenue Code of 1986, if a corporation undergoes an ownership change (generally defined as a greater than 50% change in its equity ownership over a three-year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. On August 10, 2015 and February 22, 2019 the Company experienced an ownership change. A formal Section 382 analysis has yet to be completed. The Company anticipates a significant portion of its pre-change NOLs to be limited.

As a result of the Section 382 limitation, the Company was subject to U.S. Federal, state and local income taxes for 2021 of approximately $1.3 million.

The Company maintains a full valuation allowance against its net deferred tax assets. The valuation allowance decreased by approximately $26.5 million during the year 2021, respectively, which is primarily due to the anticipated utilization and write-off of NOLs that will expire due to the limitations under Section 382.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities were as follows:

	December 31,
	2021	2020
Deferred tax assets/liabilities:
Net operating loss carryovers	49,086,998	$74,064,673
Research and development tax credits	2,422,331	5,458,004
Share-based compensation	4,663,578	4,978,370
Accrued compensation	(28,243)	514,316
Depreciation	(51,920)	(29,760)
Charitable contributions	87,672	87,120
Intangible assets	7,121,484	4,742,031
Total gross deferred tax assets/liabilities	63,301,900	89,814,754
Valuation allowance	(63,301,900)	(89,814,754)
Net deferred tax assets (liabilities)	$-	$-

A reconciliation of the statutory U.S. Federal rate to the Company’s effective tax rate is as follows:

	December 31,
	2021	2020
Federal income tax benefit at statutory rate	21.00	(21.00)
State income tax, net of federal benefit (1)	1.05	6.15
Permanent items	0.53	0.75
Change in valuation allowance	(21.39)	16.72
Research and development tax credits	(1.05)	(2.64)
Other	0.93	0.02
Effective income tax (benefit) expense rate	1.07%	0.00%
(1) Inclusive of $5.8 million deferred tax benefit due to change in apportionment

The Company’s reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies related to the tax benefit. For the years ended December 31, 2021 and 2020, the Company had no unrecognized tax benefits or related interest and penalties accrued. The Company has not yet conducted a study of research and development credit carryforwards. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheet or statement of operations if an adjustment were required. The Company would recognize both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company’s uncertain tax positions yet to be determined would be related to years that remain subject to examination by relevant tax authorities. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

License Agreements

On March 26, 2015, the Company entered into an exclusive agreement with H. Lundbeck A/S (“Lundbeck”) for a worldwide perpetual licensing right related to the research, development and commercialization of OV101. On May 10, 2019, the parties amended the license agreement.

Pursuant to the Lundbeck license agreement, as of the first amendment, the Company agreed to make milestone payments totaling up to $189.0 million upon the achievement of certain developmental, regulatory and sales milestones. The first payment of $1.0 million is due upon the successful completion of the first Phase 3 trial for a product in which OV101 is an active ingredient. In addition, the agreement calls for the Company to pay royalties for an initial term based on a low double-digit percentage of sales and provides for the reduction of royalties in certain limited circumstances.

Thereafter, we closed our OV101 (gaboxadol) program in Angelman syndrome in early 2021. On February 1, 2022, we entered into Amendment No. 3 to the Lundbeck agreement, or Amendment No. 3, to permit our performance under the Healx License and Option Agreement. Under the terms of Amendment No. 3, if Healx exercises its option, we will owe Lundbeck a share of all milestone and royalty payments received from Healx if we choose not to exercise the Ovid Opt-In Right. If we choose to exercise the Ovid Opt-In Right and to co-develop and co-commercialize the program with Healx, we will owe a share of the net profit share to Lundbeck

In December 2016, the Company entered into a license agreement with Northwestern University, or Northwestern, pursuant to which Northwestern granted us an exclusive, worldwide license to patent rights in certain inventions, or the Northwestern Patent Rights, which relate to a specific compound and related methods of use for such compound, along with certain Know-How related to the practice of the inventions claimed in the Northwestern Patents.

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

On December 30, 2021, the Company entered into an exclusive license agreement with AstraZeneca AB, for a library of early-stage small molecules targeting the KCC2 transporter, including lead candidate OV350. Upon execution of the agreement, the Company was obligated to pay an upfront cash payment of $5.0 million and issued shares of the Company's common stock in an amount that equaled $7.3 million based on the volume-weighted average price of shares of the Company's common stock for the 30 business days immediately preceding the execution date of the transaction. Since the intangibles acquired in the AstraZeneca license agreement do not have alternative future use, all costs incurred were treated as research and development expense. The Company recorded a total of $12.3 million as research and development expense related to this agreement in 2021.

Pursuant to the AstraZeneca license agreement, the Company agreed to potential milestone payments of up to $203.0 million upon the achievement of certain developmental, regulatory and sales milestones. The first payment of $3.0 million is due upon the successful completion of the first Phase 2 clinical study of a licensed product following a positive biomarker readout in a Phase 1 clinical study.

As of December 31, 2021, none of the contingent payments related to these licensing agreements were considered probable.

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

NOTE 10 – COLLABORATION AGREEMENT

Angelini Collaboration

On July 9, 2020, the Company entered into the Angelini License Agreement, pursuant to which the Company granted to Angelini exclusive rights to develop and commercialize OV101, a selective agonist of the GABAA receptor, for the treatment of Angelman syndrome in the European Economic Area as well as Switzerland, the United Kingdom, Russia and Turkey (the “European Territory”).

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

The Company evaluated the Angelini License Agreement to determine whether it was a collaborative arrangement for purposes of ASC 808. The Company concluded that because Angelini was not the ultimate decision maker or the legal owner of the license, Angelini was not considered an active participant and therefore the Angelini License Agreement was outside of the scope of ASC 808. The Company concluded that Angelini was a customer with regard to the combined license and research and development activities and as such the Angelini License Agreement should be evaluated under ASC 606.

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

The Company determined that the $7.0 million represented a potential payment to a customer and was deferred. The transfer of compound and related information was considered a contingent milestone payment that will be recognized upon acceptance by Angelini of the milestone. The Company further determined that the license and the completion of ongoing trials were distinct from each other, as each had value without the other. As such, for the purposes of ASC 606, the Company determined that these two material promises, represented distinct performance obligations.

Pursuant to the Angelini License Agreement and during the year ended December 31, 2020, Angelini made an upfront payment to the Company of $20.0 million. Upon the transfer of the specified amount of compound and related information and acceptance by Angelini, Angelini paid the Company an additional $5.0 million. This performance obligation was determined to be variable consideration which was constrained and not considered part of the upfront transaction price allocation. The Company determined the transaction price was equal to the upfront fee of $20.0 million. The transaction price was allocated based on the standalone selling price of the license and the ongoing trials.

During the year ended December 31, 2021 and effective upon the termination of the Angelini License Agreement, the Company recognized $12.4 million of revenue consisting of $5.4 million of license revenue related to ongoing trials and the $7.0 million related to the potential 35% funding of the cost for Angelini future trials. During the year ended December 31, 2020, the Company recognized $12.6 million of revenue consisting of $6.1 million of license revenue and $1.5 million relating to the progress of the ongoing trials as well as $5.0 million for the transfer of the specified amount of compound and related information.

Takeda Collaboration

On January 6, 2017, the Company entered into a license and collaboration agreement with Takeda under which the Company licensed from Takeda certain exclusive rights to develop and commercialize soticlestat in certain territories.

In March 2021, the Company entered into the Takeda License and Termination Agreement, pursuant to which Takeda secured rights to the Company’s 50% global share in soticlestat, and the Company granted to Takeda an exclusive worldwide license under the Company’s relevant intellectual property rights to develop and commercialize the investigational medicine soticlestat for the treatment of developmental and epileptic encephalopathies, including Dravet syndrome and Lennox-Gastaut syndrome.

Under the Takeda License and Termination Agreement, all rights in soticlestat were owned by Takeda or exclusively licensed to Takeda by the Company. Takeda assumed all responsibility for, and costs of, both development and commercialization of soticlestat, and the Company will no longer have any financial obligation to Takeda under the original collaboration agreement, including milestone payments or any future development and commercialization costs. On March 29, 2021 upon the closing of the Takeda License and Termination Agreement, the Company received an upfront payment of $196.0 million and, if soticlestat is successfully developed, will be eligible to receive up to an additional $660.0 million upon achieving developmental, regulatory and sales milestones. In addition, the Company will be entitled to receive tiered royalties beginning in the low double-digits, and up to 20% on sales of soticlestat if regulatory approval is achieved. Royalties will be payable on a country-by-country and product-by-product basis for any indications that soticlestat is approved for and sold during the period beginning on the date of the first commercial sale of such product in such country and ending on the later to occur of the expiration of patent rights covering the product in such country and a specified anniversary of such first commercial sale.

The Company identified the following material promises under the Takeda License and Termination Agreement: (1) no later than the second business day prior to the closing of the Takeda License and Termination Agreement (the “Closing Date”), the Company and Takeda were required to agree on an estimate of the development expenses that accrued, or would accrue, under the original collaboration agreement as of March 31, 2021; (2) on the Closing Date, the Company was required to (i) provide and transfer to Takeda the materials, information and data relating to the soticlestat program, including clinical trial data and results, as further set forth in the Takeda License and Termination Agreement, (ii) assign to Takeda certain agreements applicable to the soticlestat program, and (iii) assign to Takeda all of its right, title and interest in, to and under all intellectual property rights developed or created pursuant to the original collaboration agreement and owned jointly by the Company and Takeda as of the Closing Date; (3) within 45 days after March 31, 2021, the Company and Takeda were required to provide a written report to the finance officer designated by the other party setting forth a final total of the development expenses that accrued as of March 31, 2021 and, within 10 business days after receipt of such report, the finance officers shall agree on whether a net settlement payment is due from Takeda to the Company or from the Company to Takeda; and (4) within 75 days after the Closing Date, to the extent not provided on the Closing Date, Ovid shall provide to Takeda (i) any materials, information and data relating to the soticlestat program, including clinical trial data and results, as further set forth in the Takeda License and Termination Agreement, (ii) other documents (including all expired agreements and related data developed thereunder) to the extent relating to the soticlestat program that are necessary for the exploitation, development, commercialization and manufacture of soticlestat, as further set forth in the Takeda License and Termination Agreement and (iii) any tangible embodiments of the intellectual property rights controlled by Ovid that are reasonably necessary for, used in or held for use in Takeda’s exploitation of the soticlestat program.

The Company determined the transaction price is equal to the upfront fee of $196.0 million and is associated with all four performance obligations identified above. It is noted that the incremental effort associated with performance obligations three and four is negligible and not material in the context of the Takeda License and Termination Agreement since all of the information is related to the collaboration period for which the Company already has the information readily available. Therefore, since they are not material in the context of the Takeda License and Termination Agreement, the full upfront fee was allocated to the two performance obligations satisfied at closing

During the year ended December 31, 2021, the Company recognized a credit in research and development expenses of $2.5 million and an expense of $0.1 million in general and administrative expenses for a net credit amount of $2.4 million reimbursed to the Company from Takeda. During the year ended December 31, 2020, the Company recognized $0.7 million in research and development expenses representing research and development expenses reimbursable to the Company from Takeda, of which $0.1 million was included in related party receivable and $2.1 million was included in related party payable as of December 31, 2020.

NOTE 11 – RELATED PARTY TRANSACTIONS

In March 2021, the Company entered into the Takeda License and Termination Agreement with Takeda. For a description of the Takeda License and Termination Agreement, see Note 10. The Company recognized a long-term liability in 2020 representing long-term prepaid expenses to be reimbursed to Takeda as part of the Company’s previous collaboration agreement with Takeda.

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

NOTE 12 – EARNINGS (LOSS) PER SHARE

The following tables set forth the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2021 and 2020:

	For the Year Ended December 31,
	2021	2020
Net income (loss)	$122,834,584	$(81,035,576)
Net income attributable to participating securities	(2,997,344)	-
Net income (loss) attributable to common stockholders	$119,839,261	$(81,035,576)

	For the Year Ended December 31,
	2021	2020
Basic and Diluted
Net income (loss) attributable to common stockholders	$119,839,261	$(81,035,576)
Weighted average common shares outstanding used in computing net income (loss) per share - basic	67,479,403	58,451,293
Weighted average common shares outstanding used in computing net income (loss) per share - diluted	68,067,992	58,451,293
Net income (loss) per share, basic	$1.78	$(1.39)
Net income (loss) per share, diluted	$1.76	$(1.39)

Net income (loss) per common share is determined by dividing net income (loss) attributable to common stockholders by the basic and diluted weighted-average common shares outstanding during the period. The Company applies the two-class method to allocate earnings between common stock and participating securities.

Net income (loss) per diluted share attributable to common stockholders adjusts the basic earnings per share attributable to common stockholders and the weighted-average number of shares of common stock outstanding for the potential dilutive impact of stock options using the treasury-stock method.

NOTE 13 – SUBSEQUENT EVENTS

Equity Awards

From January 1, 2022 through the date of the filing of this Form 10-K, the Company has granted option awards for an aggregate of 2,351,750 shares of common stock to employees with a weighted average exercise price of $2.73.

Healx License Agreement

On February 1, 2022, the Company entered into an agreement with Healx, whereby Healx has secured from the Company, an exclusive option to license rights to develop and commercialize gaboxodol. Under the agreement, Healx plans to investigate the compound as part of a potential combination therapy for Fragile X syndrome, as well as a treatment for other indications. Should Healx exercise its option, the Company will receive milestone payments for specific clinical, regulatory, and commercial achievements associated with gaboxodol's development. Additionally, Healx will pay the Company tiered royalties on net sales associated with marketed therapies containing gaboxodol. The Company retained the option to become Healx's co-development and co-commercialization partner and will share net profits and losses in lieu of the milestones and royalty payments.

Amendment to Lundbeck Agreement

On February 1, 2022, the Company amended the Lundbeck agreement with Amendment No. 3 due to certain changes required to be made following the execution and allowing the effective performance of the Healx License and Option Agreement. Under the terms of Amendment No. 3, the Company will owe Lundbeck a share of all milestone and royalty payments received from Healx if the Company chooses not to opt into the program. If the Company chooses to exercise the option to co-develop and co-commercialize the program with Healx, the Company will owe a share of the net profit share to Lundbeck. If the Healx License and Option Agreement is not executed within thirty (30) days of this Amendment No. 3 or terminated, Article 1 of Amendment No.3 shall become null and void.

Out-License Agreement with Marinus Pharmaceuticals

On March 1, 2022, we entered into an exclusive patent license agreement with Marinus Pharmaceuticals, Inc. or the Marinus License Agreement. Under the Marinus License Agreement, we granted Marinus an exclusive, non-transferable (except as expressly provided therein), royalty-bearing right and license under certain Ovid patents relating to ganaxolone to develop, make, have made, commercialize, promote, distribute, sell, offer for sale and import licensed products in the territory (which consist of the United States, the European Economic Area, United Kingdom and Switzerland) for the treatment of CDKL5 deficiency disorders in humans. Following the potential date of regulatory approval by the FDA of the first licensed product in the territory, Marinus will, at our option, (i) pay to us the sum of $1,500,000 in cash; or (ii) issue us 123,255 shares of Marinus common stock, par value $0.001 per share. The Marinus License Agreement also provides for payment of royalties from Marinus to us in single digits on net sales of each such licensed product sold..

Corporate Expense Reduction Initiative

On March 15, 2022, the Company announced it is reshaping the organization to focus resources primarily on the advancement of its epilepsy and seizure-related programs. The organizational changes will reduce the Company’s workforce by approximately 20%.