Form 10-Q
period 2022-03-31
Ovid Therapeutics Inc.
filed 2022-05-10
CIK 1636651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 6, 2022, the registrant had 70,417,345 shares of common stock, $0.001 par value per share, outstanding.

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

Factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part II, Item 1A, “Risk Factors,” herein and for the reasons described elsewhere in this Quarterly Report on Form 10-Q. Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current view with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, industry and future growth. Given these uncertainties, you should not rely on these forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

OVID THERAPEUTICS INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2022	2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$166,668,027	$187,797,532
Prepaid expenses and other current assets	2,419,160	2,681,597
Note receivable	1,000,000	-
Total current assets	170,087,187	190,479,129

Long-term equity investments	2,784,427	1,631,992
Restricted cash	1,930,753	1,930,753
Security deposit	100,339	96,034
Property and equipment, net	257,853	242,757
Right-of-use asset	15,691,482	-
Other assets	244,033	164,092
Total assets	$191,096,074	$194,544,757

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,256,775	$7,127,046
Accrued expenses	7,970,943	7,671,275

Long-term liabilities:
Lease liability	15,872,085	-
Total liabilities	26,099,803	14,798,321

Preferred stock, $0.001 par value; 10,000,000 shares authorized; Series A convertible preferred stock, 10,000 shares designated, 1,250 shares issued and outstanding at March 31, 2022 and December 31, 2021	1	1
Common stock, $0.001 par value; 125,000,000 shares authorized; 70,417,245 and 70,364,912 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	70,373	70,359
Additional paid-in-capital	352,391,466	351,033,589
Accumulated deficit	(187,465,569)	(171,357,513)
Total stockholders' equity	164,996,271	179,746,436
Total liabilities and stockholders' equity	$191,096,074	$194,544,757

See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.

Condensed Consolidated Statements of Operations

(unaudited)

	For The Three Months Ended March 31,	For The Three Months Ended March 31,
	2022	2021
Revenue:
License and other revenue	$1,445,366	$12,382,779
License revenue - related party	-	196,000,000
Total revenue	1,445,366	208,382,779
Operating expenses:
Research and development	$7,832,269	$16,248,909
General and administrative	9,880,203	15,576,554
Total operating expenses	17,712,472	31,825,463
(Loss) income from operations	(16,267,107)	176,557,316
Other income (expenses), net	209,050	(49,732)
(Loss) income before provision for income taxes	(16,058,056)	176,507,584
Provision for income taxes	50,000	500,277
Net (loss) income	$(16,108,056)	$176,007,307
Net (loss) income per share, basic	$(0.23)	$2.55
Net (loss) income per share, diluted	$(0.23)	$2.53
Weighted-average common shares outstanding, basic	70,345,828	66,088,592
Weighted-average common shares outstanding, diluted	70,345,828	66,578,377

See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2021	1,250	$1	70,364,912	$70,359	$351,033,589	$(171,357,513)	$179,746,436
Stock-based compensation expense	-	-	-	-	1,324,812	-	1,324,812
Issuance of common stock from exercise of stock options	-	-	52,333	14	33,065	-	33,079
Net loss	-	-	-	-	-	(16,108,056)	(16,108,056)
Balance, March 31, 2022	1,250	1	70,417,245	$70,373	$352,391,466	$(187,465,569)	$164,996,271

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	3,250	$3	65,743,170	$65,743	$337,758,007	$(294,192,097)	$43,631,656
Stock-based compensation expense	-	-	-	-	1,320,002	-	1,320,002
Issuance of common stock from employee stock purchase plan	-	-	34,256	34	130,139	-	130,173
Issuance of common stock from exercise of stock options	-	-	10,400	11	20,791	-	20,802
Conversion of series A convertible preferred stock to common stock	(2,000)	(2)	2,000,000	2,000	(1,998)	-	-
Net income	-	-	-	-	-	176,007,307	176,007,307
Balance, March 31, 2021	1,250	1	67,787,826	$67,788	$339,226,941	$(118,184,790)	$221,109,940

See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(16,108,056)	$176,007,307
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Non-cash consideration received in licensing agreement transaction	(945,366)	-
Unrealized gain on equity investment	(207,068)	-
Stock-based compensation expense	1,324,812	1,320,002
Depreciation and amortization expense	73,807	74,735
Accretion of lease liability	88,291	-
Change in operating assets and liabilities:
Prepaid expenses and other current assets	262,437	80,409
Security deposit	(4,305)	-
Related party receivable	-	(882,028)
Long-term prepaid expenses	-	225,116
Accounts payable	(4,870,271)	(2,277,334)
Accrued expenses	299,300	1,165,847
Deferred revenue	-	(12,382,779)
Related party payable	-	(2,432,192)
Net cash (used in) provided by operating activities	(20,086,419)	160,899,083

Cash flows from investing activities:
Issuance of short-term note receivable	(1,000,000)	-
Purchase of property and equipment	(45,935)	(11,514)
Software development and other assets	(30,230)	-
Net cash used in investing activities	(1,076,165)	(11,514)

Cash flows from financing activities:
ATM and other offering costs	-	(21,314)
Proceeds from employee stock purchase plan	-	130,173
Proceeds from exercise of options	33,079	20,802
Net cash provided by financing activities	33,079	129,661

Net (decrease) increase in cash and cash equivalents	(21,129,505)	161,017,230
Cash, cash equivalents, and restricted cash at beginning of period	189,728,285	72,033,930
Cash, cash equivalents, and restricted cash at end of period	$168,598,780	$233,051,160

Non-cash transaction:
Right-of-use asset obtained in exchange for lease liability	$15,779,773	$-

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

Historically, the Company’s major sources of cash have been composed of proceeds from various public and private offerings of its capital stock, revenue from collaboration agreements, option exercises and interest income. As of March 31, 2022, the Company had approximately $166.7 million in cash and cash equivalents. Since inception, the Company has generated $222.4 million in revenue, primarily pursuant to the Company’s royalty, license and termination agreement (the “Takeda License and Termination Agreement”) with Takeda Pharmaceutical Company Limited (“Takeda”). Historically, the Company has incurred recurring losses, has experienced negative operating cash flows and requires significant cash resources to execute its business plans. The Company has an accumulated deficit of $187.5 million as of March 31, 2022, working capital of $159.9 million and had cash used in operating activities of $20.1 million for the three months ended March 31, 2022.

The Company recorded net loss of $16.1 million during the three months ended March 31, 2022, and expects to incur losses in subsequent periods for at least the next several years and is highly dependent on its ability to find additional sources of funding through either equity offerings, debt financings, collaborations, strategic alliances, licensing agreements or a combination of any such transactions. Management believes that the Company’s existing cash and cash equivalents as of March 31, 2022 will be sufficient to fund its current operating plans through at least the next 12 months from the date of filing of the Company’s Quarterly Report on Form 10-Q. Adequate additional funding may not be available to the Company on acceptable terms or at all. The failure to raise capital as and when needed could have a negative impact on the Company’s financial condition and ability to pursue its business strategy. The Company may be required to delay, reduce the scope of or eliminate research and development programs, or obtain funds through arrangements with collaborators or others that may require the Company to relinquish rights to certain drug candidates that the Company might otherwise seek to develop or commercialize independently.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 15, 2022.

(A) Unaudited Interim Condensed Consolidated Financial Statements

The interim condensed consolidated balance sheet at March 31, 2022, the condensed consolidated statements of operations, cash flows, and stockholders’ equity for the three months ended March 31, 2022 and 2021 are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP are condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of its financial information. The results of operations for the three months ended March 31, 2022 and 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period. The balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K.

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

(D) Restricted Cash

The Company classifies as restricted cash all cash pledged as collateral to secure long-term obligations and all cash whose use is otherwise limited by contractual provisions. Amounts are reported as non-current unless restrictions are expected to be released in the next 12 months.

(E) Long-Term Equity Investments

Long-term equity investments consist of an equity investment in a private company through preferred shares, which are not considered in-substance common stock, that is accounted for at cost, with adjustments for observable changes in prices or impairments, and is classified within long-term equity investments on our consolidated balance sheets with adjustments recognized in other (expenses) income, net on our consolidated statements of operations. The Company has determined that the equity investment does not have a readily determinable fair value and elected the measurement alternative. Therefore, the equity investment’s carrying amount will be adjusted to fair value at the time of the next observable price change for the identical or similar investment of the same issuer or when an impairment is recognized. Each reporting period, the Company performs a qualitative assessment to evaluate whether the investment is impaired. The assessment includes a review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. If the investment is impaired, the Company writes it down to its estimated fair value. As of March 31, 2022 and December 31, 2021, the equity investment had a carrying value of $1.6 million.

Long-term equity investments also consist of an equity investment in the common shares of Marinus Pharmaceuticals, Inc. ("Marinus") that were received as non-cash consideration via the terms of a licensing agreement executed between the two companies effective March 2022. The equity shares are marked-to-market at each reporting date with changes in the fair value being reflected in the carrying value of the investment on the Company's consolidated balance sheets and other income (expense) on the Company's consolidated statements of operations. As of March 31, 2022, the equity investment in Marinus had a carrying value of $1.2 million.

(F) Note Receivable

On March 17, 2022, the Company issued a convertible promissory note to a related party, in which the Company has a long-term equity investment, with a principal amount of $1.0 million. The note has certain features that may allow the Company to acquire additional equity or to settle in cash. Either option would result in the Company receiving an amount at least equal to the outstanding principal balance plus accrued and unpaid interest. The Company will receive interest on the convertible promissory note at the rate of 1.5% per annum payable upon conversion or maturity of the note on March 17, 2023.

The Company has elected to measure the note using the fair value option at each reporting date. Under the fair value option, bifurcation of an embedded derivative is not necessary, and all related gains and losses on the host contract and derivatives due to changes in the fair value will be reflected in other income (expense), net, in the Company's consolidated statements of operations.

(G) Fair Value of Financial Instruments

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

The three levels of the fair value hierarchy are as follows:

•
Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities. The Company’s Level 1 assets consisted of money market funds, short-term investments and investments in equity securities totaling $167.9 million as of March 31, 2022. The Company's Level 1 assets consisted of money market funds and short-term investments of $187.6 million as of December 31, 2021.
•
Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted prices of similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active). Level 2 includes financial instruments that are valued using models or other valuation methodologies. The Company had no Level 2 assets or liabilities as of March 31, 2022 and December 31, 2021.

•
Level 3—Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when their fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. The Company's Level 3 assets consists of the convertible note receivable totaling $1.0 million as of March 31, 2022. There were no Level 3 assets or liabilities as of December 31, 2021.

The carrying amounts reported in the balance sheets for cash and cash equivalents, other current assets, accounts payable and accrued expenses approximate their fair value based on the short-term maturity of these instruments.

(H) Leases

The Company determines if an arrangement is a lease at inception and recognizes the lease in accordance with ASC 842. Operating leases are included in right-of-use ("ROU") assets, current liabilities, and long-term lease liability in the Company's consolidated balance sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term.

(I) Revenue Recognition

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

(J) Net (Loss) Income Per Share

Net (loss) income, basic per share is calculated by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding. The Company applies the two-class method to allocate earnings between common stock and participating securities.

Net (loss) income, diluted per share attributable to common stockholders adjusts the basic earnings per share attributable to common stockholders and the weighted-average number of shares of common stock outstanding for the potential dilutive impact of stock options using the treasury-stock method and preferred stock using the if-converted method.

(K) Recent Accounting Pronouncements

The Company has reviewed recently issued accounting standards and plans to adopt those that are applicable. The Company does not expect the adoption of those standards to have a material impact on its financial position, results of operations, or cash flows.

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date. Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – CASH AND CASH EQUIVALENTS

The following tables summarize the fair value of cash and cash equivalents, as well as gross unrealized holding gains and losses as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	holding gains	holding losses	value
Cash	$3,793,868	$-	$-	$3,793,868
Money market funds	162,874,159	-	-	162,874,159
Total cash and cash equivalents	$166,668,027	$-	$-	$166,668,027

	December 31, 2021
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	holding gains	holding losses	value
Cash	$205,555	$-	$-	$205,555
Money market funds	187,591,977	-	-	187,591,977
Total cash and cash equivalents	$187,797,532	$-	$-	$187,797,532

The Company did not hold any securities that were in an unrealized loss position for more than 12 months as of March 31, 2022 and December 31, 2021.

NOTE 4 – PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

Property and equipment is summarized as follows:

	March 31,	December 31,
	2022	2021
Furniture and equipment	$550,900	$504,965
Less accumulated depreciation	(293,047)	(262,208)
Total property and equipment, net	$257,853	$242,757

Depreciation expense was $31,000 and $19,000 for the three months ended March 31, 2022 and 2021, respectively.

Intangible assets, net of accumulated amortization was $244,000 and $263,000 as of March 31, 2022 and December 31, 2021, respectively, and are included in other assets. Amortization expense was $32,000 and $56,000 for the three months ended March 31, 2022 and 2021, respectively.

NOTE 5 – LEASES

During September 2021, the Company entered into a 10-year lease agreement for its corporate headquarters with a term commencing March 10, 2022, for approximately 19,143 square feet of office space at Hudson Commons in New York, NY. The lease provides for monthly rental payments over the lease term. The base rent under the lease is currently $2.3 million per year. Rent payments commence 10 months following the commencement date of the lease, or January 10, 2023, and continue for 10 years following the rent commencement date. Rent also includes two months of free rent in the 6th and 7th months following the rent commencement date. The Company issued a letter of credit in the amount of $1.9 million in association with the execution of the lease agreement; the letter of credit is characterized as restricted cash on the balance sheet.

The Hudson Commons lease has a remaining lease terms of 10 years and includes a single renewal option for an additional 5 years. The Company did not include the renewal option in the lease term when calculating the lease liability as the Company is not reasonably certain that it will exercise the renewal option. The present value of the lease payments is calculated using an incremental borrowing rate of 7.02% as the discount rate. Lease expense is included in general and administrative and research and development expenses in the condensed consolidated statements of operations.

ROU asset and lease liabilities related to the Company's operating lease are as follows:

March 31,
2022
Right-of-use asset	$15,691,482
Current lease liability	-
Long-term lease liability	$15,872,085

The components of operating lease cost for the three months ended March 31, 2022 were as follows:

March 31,
2022
Operating lease cost	$180,603
Variable lease cost	-
Short-term lease cost	-

Future minimum commitments under the non-cancelable operating lease are as follows:

2023	$1,865,911
2024	2,316,303
2025	2,316,303
2026	2,316,303
2027	2,316,303
Thereafter	12,347,235
$23,478,358

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	December 31,
	2022	2021
Payroll and bonus accrual	$3,472,528	$3,764,666
Research and development accrual	2,176,030	1,795,190
Professional fees accrual	1,166,948	1,564,955
Settlement	750,000	-
Income tax accrual	266,270	-
Other	139,167	546,464
Total	$7,970,943	$7,671,275

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

In November 2020, the Company entered into a sales agreement (the “2020 ATM agreement”) with Cowen and Company, LLC (“Cowen”), under which the Company may offer and sell in “at the market offerings,” from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $75.0 million through Cowen acting as sales agent. As of March 31, 2022, the Company has not sold any shares of its common stock under the 2020 ATM agreement.

There were 1,250 shares of Series A Preferred Stock outstanding as of March 31, 2022 and December 31, 2021. Each share of Series A Preferred Stock is convertible into 1,000 shares of common stock at any time at the holder’s option. However, the holder will be prohibited, subject to certain exceptions, from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than, at the written election of the holder, either 9.99% or 14.99% of the total number of shares of common stock then issued and outstanding, which percentage may be changed at the holder’s election to any other number less than or equal to 19.99% upon 61 days’ notice to the Company; provided, however, that effective 61 days after delivery of such notice, such beneficial ownership limitations shall not be applicable to any holder that beneficially owns either 10.0% or 15.0%, as applicable based on the holder’s initial written election noted above, of the total number of shares of common stock issued and outstanding immediately prior to delivery of such notice. In the event of a liquidation, dissolution, or winding up of the Company, holders of Series A Preferred Stock will receive a payment equal to $0.001 per share of Series A Preferred Stock before any proceeds are distributed to the holders of common stock.

In March 2021, certain of the Company’s stockholders elected to convert an aggregate of 2,000 shares of Series A Preferred Stock owned by such holders into an aggregate of 2,000,000 shares of the Company’s common stock.

Dividends

Holders of Series A preferred stock are entitled to receive dividends at a rate equal to (on an as-if-converted-to-common stock basis), and in the same form and manner as, dividends (other than dividends in the form of the issuance of common stock) actually paid on shares of common stock. No dividends on the common stock shall be declared and paid unless dividends on the Preferred Stock have been declared and paid. Through March 31, 2022, the Company has not declared any dividends.

NOTE 8 – STOCK-BASED COMPENSATION

The Company's Board of Directors adopted and the Company's stockholders approved the 2017 equity incentive plan (“2017 Plan”), which became effective immediately on May 4, 2017. The initial reserve of shares of common stock under the 2017 Plan was 3,052,059 shares. The 2017 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards, and other forms of stock-based awards. Additionally, the 2017 Plan provides for the grant of performance cash awards. The Company's employees, officers, directors and consultants and advisors are eligible to receive awards under the 2017 Plan. Following the adoption of the 2017 Plan, no further awards will be granted under the Company’s prior plan. Pursuant to the terms of the 2017 Plan, on each January 1st, the plan limit shall be increased by the lesser of (x) 5% of the number of shares of common stock outstanding as of the immediately preceding December 31 and (y) such lesser number as the Board of Directors may determine in its discretion. On January 1, 2022 and January 1, 2021, respectively, an additional 1,000,000 and 3,287,158 shares were reserved for issuance under the 2017 Plan. As of March 31, 2022, there were 3,404,418 shares of the Company’s common stock reserved and available for issuance under the 2017 Plan.

The Company's Board of Directors adopted, and the Company's stockholders approved the 2017 employee stock purchase plan (the “2017 ESPP”), which became effective immediately prior to the execution of the underwriting agreement related to the Company’s initial public offering on May 4, 2017. The ESPP allows employees to purchase common stock of the Company at a 15% discount to the market price on designated purchase dates. During the three months ended March 31, 2022 and 2021, 38,583 and 34,256 shares, respectively, were purchased under the ESPP and the Company recorded expense of $21,000 and $19,000, respectively. The initial reserve of shares of common stock that may be issued under the 2017 ESPP was 279,069 shares. The number of shares of common stock reserved for issuance under the 2017 ESPP will automatically increase on January 1 of each year, beginning on January 1, 2018 and continuing through and including January 1, 2027, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (ii) 550,000 shares or (iii) such lesser number of shares determined by our Board. The Board acted prior to each of January 1, 2021 and January 1, 2022 to provide that there be no increase in the number of shares reserved for issuance under the 2017 ESPP on either such date. As of March 31, 2022, there were 454,479 shares of the Company’s common stock reserved for issuance under the 2017 ESPP.

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

Performance-based option awards generally have similar terms, with vesting commencing on the date the performance condition is achieved and expire in accordance with the specific terms of the agreement. At March 31, 2022, there were 150,000 performance-based options outstanding and unvested that include options to be granted upon the achievement of certain research and development milestones.

The fair value of options granted during the three months ended March 31, 2022 and 2021 was estimated using the Black-Scholes option valuation model. The inputs for the Black-Scholes option valuation model require management’s significant assumptions and are detailed in the table below. The risk-free interest rates were based on the rate for U.S. Treasury securities at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected life was based on the simplified method in accordance with the SEC Staff Accounting Bulletin No. Topic 14D. The expected volatility was estimated based on historical volatility information of peer companies that are publicly available.

All assumptions used to calculate the grant date fair value of nonemployee options are generally consistent with the assumptions used for options granted to employees. In the event the Company terminates any of its consulting agreements, the unvested options underlying the agreements would also be canceled.

The Company granted no stock options to nonemployee consultants for services rendered during the three months ended March 31, 2022 and 2021. There were 175,938 and 186,563 unvested nonemployee options outstanding as of March 31, 2022 and 2021, respectively. Total expense recognized related to the nonemployee stock options for the three months ended March 31, 2022 and 2021, was $195,000 and $35,000, respectively. Total unrecognized compensation expenses related to the nonemployee stock options was $1.1 million as of March 31, 2022. The Company did not recognize any expense for nonemployee performance-based option awards during the three months ended March 31, 2022.

The Company granted 2,426,750 and 643,600 stock options to employees during the three months ended March 31, 2022 and 2021 respectively. There were 5,954,029 and 5,156,000 unvested employee options outstanding as of March 31, 2022, and 2021, respectively. Total expense recognized related to the employee stock options for the three months ended March 31, 2022 and 2021 was $1.1 million and $1.3 million, respectively. Total unrecognized compensation expense related to employee stock options was $11.5 million as of March 31, 2022. During the three months ended March 31, 2022 and 2021, the Company did not recognize any expense for employee performance-based option awards.

The Company’s stock-based compensation expense was recognized in operating expense as follows:

	Three Months Ended March 31,
	2022	2021
Research and development	$395,492	$458,035
General and administrative	929,320	861,967
Total	$1,324,812	$1,320,002

	Three Months Ended March 31,
	2022	2021
Stock options	$1,303,793	$1,301,214
Employee Stock Purchase Plan	21,019	18,788
Total	$1,324,812	$1,320,002

The fair value of employee options granted during the three months ended March 31, 2022 and 2021 was estimated by utilizing the following assumptions:

	Three Months Ended March 31,
	2022	2021
	Weighted Average	Weighted Average
Volatility	87.17%	80.40%
Expected term in years	6.06	6.08
Dividend rate	0.00%	0.00%
Risk-free interest rate	1.72%	0.65%
Fair value of option on grant date	$2.00	$2.18

The following table summarizes the number of options outstanding and the weighted average exercise price:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life in Years	Value
Options outstanding December 31, 2021	10,776,758	$4.97	6.07	$2,389,890
Granted	2,426,750	2.73	9.81
Exercised	(13,750)	1.91
Forfeited or expired	(434,101)	3.49
Options outstanding March 31, 2022	12,755,657	$4.60	6.83	$3,079,018
Vested and exercisable at March 31, 2022	6,625,690	$5.83	4.93	$1,515,885

At March 31, 2022 there was approximately $12.7 million of unamortized share–based compensation expense related to employee and nonemployee grants, which is expected to be recognized over a remaining average vesting period of 2.82 years.

NOTE 9 – INCOME TAXES

The Company’s interim income tax provision consists of U.S. federal and state income taxes based on the estimated annual effective tax rate that the Company expects for the full year together with the tax effect of discrete items. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of March 31, 2022, the Company was in a pre-tax loss position, and is anticipated to remain so throughout the year.

For the three months ended March 31, 2022, the Company recorded a tax provision of $50,000 for certain estimated state taxes.

In assessing the realizability of deferred tax assets, the Company’s management evaluates whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. Management assesses all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, prior earnings history, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Significant weight is given to positive and negative evidence that is objectively verifiable. Based on these factors, including cumulative losses in recent years, the Company continues to maintain a full valuation allowance against its net deferred tax assets as of March 31, 2022.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

License Agreements

H. Lundbeck A/S License Agreement

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

Thereafter, the Company closed its OV101 (gaboxadol) program in Angelman syndrome in early 2021. On February 1, 2022, we entered into Amendment No. 3 to the Lundbeck agreement, or Amendment No. 3, to permit our performance under the Healx License and Option Agreement. Under the terms of Amendment No. 3, if Healx exercises its option, we will owe Lundbeck a share of all milestone and royalty payments received from Healx if we choose not to exercise the Ovid Opt-In Right. If we choose to exercise the Ovid Opt-In Right and to co-develop and co-commercialize the program with Healx, we will owe a share of the net profit share to Lundbeck

Northwestern University License Agreement

In December 2016, the Company entered into a license agreement with Northwestern University, or Northwestern, pursuant to which Northwestern granted the Company an exclusive, worldwide license to patent rights in certain inventions, or the Northwestern Patent Rights, which relate to a specific compound and related methods of use for such compound, along with certain Know-How related to the practice of the inventions claimed in the Northwestern Patents.

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

AstraZeneca AB License Agreement

On December 30, 2021, the Company entered into an exclusive license agreement with AstraZeneca AB, for a library of early-stage small molecules targeting the KCC2 transporter, including lead candidate OV350. Upon execution of the agreement, the Company was obligated to pay an upfront cash payment of $5.0 million and issued shares of the Company's common stock in an amount that equaled $7.3 million based on the volume-weighted average price of shares of the Company's common stock for the 30 business days immediately preceding the execution date of the transaction. Since the intangibles acquired in the AstraZeneca license agreement do not have alternative future use, all costs incurred were treated as research and development expense. The Company recorded a total of $12.3 million as research and development expense related to this agreement during December 2021.

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

As of March 31, 2022, none of these contingent payments were considered probable.

Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. The Company is not currently involved in any legal matters arising in the normal course of business, except for the settlement mentioned below.

The Company agreed to settlement terms with another party subsequent to the balance sheet date in the amount of approximately $750,000. The settlement represents a Type I subsequent event and is included in general and administrative expenses in the consolidated statements of operations.

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

NOTE 11 – COLLABORATION AND LICENSE AGREEMENTS

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

Pursuant to the Angelini License Agreement and during the year ended December 31, 2020, Angelini made an upfront payment to the Company of $20.0 million. Upon the transfer of the specified amount of compound and related information and acceptance by Angelini, Angelini paid the Company an additional $5.0 million. This payment was determined to be variable consideration which was constrained and not considered part of the upfront transaction price allocation. The Company determined the transaction price was equal to the upfront fee of $20.0 million. The transaction price was allocated based on the standalone selling price of the license and the ongoing trials.

During the three months ended March 31, 2022, no revenue was recognized pursuant to the Angelini License Agreement. During the three months ended March 31, 2021 and effective upon termination of the Angelini License Agreement, the Company recognized $12.4 million of revenue consisting of $5.4 million of license revenue related to ongoing trials and the $7.0 million related to the potential 35% funding of the cost for Angelini future trials.

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

Under the Takeda License and Termination Agreement, all rights in soticlestat were owned by Takeda or exclusively licensed to Takeda by the Company. Takeda assumed all responsibility for, and costs of, both development and commercialization of soticlestat, and the Company will no longer have any financial obligation to Takeda under the original collaboration agreement, including milestone payments or any future development and commercialization costs. On March 29, 2021 upon the closing of the Takeda License and Termination Agreement, the Company received an upfront payment of $196.0 million and, if soticlestat is successfully developed, will be eligible to receive up to an additional $660.0 million upon Takeda achieving developmental, regulatory and sales milestones. In addition, the Company will be entitled to receive tiered royalties beginning in the low double-digits, and up to 20% on sales of soticlestat if regulatory approval is achieved. Royalties will be payable on a country-by-country and product-by-product basis for any indications that soticlestat is approved for and sold during the period beginning on the date of the first commercial sale of such product in such country and ending on the later to occur of the expiration of patent rights covering the product in such country and a specified anniversary of such first commercial sale.

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

During the three months ended March 31, 2022, no expense was recognized pursuant to the Takeda License and Termination Agreement. During the three months ended March 31, 2021, the Company recognized a credit in research and development expenses of $2.6 million and recognized $0.1 million in general and administrative expenses representing costs which were reimbursed to the Company from Takeda.

Healx License and Option Agreement

On February 1, 2022, the Company entered into an exclusive license option agreement, or the Healx License and Option Agreement, with Healx. Under the terms of the Healx License and Option Agreement, Healx has secured a one-year option to investigate gaboxadol (OV101) as part of a potential combination therapy for Fragile X syndrome in a Phase 2A clinical trial, as well as a treatment for other indications, for an upfront payment of $0.5 million, and fees to support prosecution and maintenance of our relevant intellectual property rights. At the end of the one-year option period, Healx has the option to secure rights to an exclusive license under our relevant intellectual property rights, in exchange for an additional payment of $2.0 million, development and commercial milestone payments, and low to mid-tier double digit royalties. Royalties are payable on a country-by-country and product-by-product basis during the period beginning on the date of the first commercial sale of such product in such country and ending on the later to occur of the expiration of patent rights covering the product in such country and a specified anniversary of such first commercial sale.

Healx will assume all responsibility for, and costs of, both development and commercialization of gaboxadol following the exercise of the option. The Company will retain the option to co-develop and co-commercialize the program with Healx, or the Ovid Opt-In Right, at the end of a positive readout of clinical phase 2B and would share net profits and losses in lieu of the milestones and royalty payments. If the Ovid-Opt-In Right were exercised, the Company would be required to pay Healx 50% of development costs. The Company does not plan to conduct further trials of gaboxadol. The term of the Healx License and Option Agreement will continue until the later of (a) the expiration of all relevant royalty terms, or in the event that Healx does not exercise its option during the option period defined in the Healx License and Option Agreement, or the Option Period, the expiration of such period, or (b) in the event that Healx does exercise its option during the Option Period, and the Company does not exercise the Ovid Opt-In Right during the period of time we have to opt-in, or the Opt-In Period, or the opt-in terms are otherwise terminated, upon the expiration of all payment obligations, or (c) in the event that Healx does exercise the Option during the Option Period, and the Company does exercise the Ovid Opt-In Right during the Opt-In Period, such time as neither Healx nor Ovid is continuing to exploit the gaboxadol. As part of the revised contractual obligations with Lundbeck, Ovid will owe Lundbeck a share of all milestone and royalty payments received from Healx, if we do not exercise the Ovid Opt-In Right. If we do exercise the Ovid Opt-In Right to co-develop and co-commercialize the program with Healx, we will owe a share of the net profit share to Lundbeck.

During the three months ended March 31, 2022, the Company recorded revenue of $0.5 million associated with the Healx License and Option Agreement.

Marinus Pharmaceuticals Out-License Agreement

On March 1, 2022, the Company entered into an exclusive patent license agreement with Marinus, or the Marinus License Agreement. Under the Marinus License Agreement, the Company granted Marinus an exclusive, non-transferable (except as expressly provided therein), royalty-bearing right and license under certain Ovid patents relating to ganaxolone to develop, make, have made, commercialize, promote, distribute, sell, offer for sale and import licensed products in the territory (which consist of the United States, the European Economic Area, United Kingdom and Switzerland) for the treatment of CDKL5 deficiency disorders. Following the date of regulatory approval by the FDA of the first licensed product in the territory which was received on March 18, 2022, Marinus issued, at the Company's option, 123,255 shares of Marinus common stock, par value $0.001 per share, as payment. The Marinus License Agreement also provides for payment of royalties from Marinus to the Company in single digits on net sales of each such licensed product sold.

The Company recorded revenue and an associated investment in equity securities of approximately $0.9 million related to the patent license agreement on March 18, 2022, based on the price of Marinus common stock on March 1, 2022. The Company had an unrealized gain on the Marinus common stock of $0.2 million which is recorded as an unrealized gain on equity securities and is reflected in other income (expenses), net in the condensed consolidated statements of operations for the three-months ended March 31, 2022.

NOTE 12 – RELATED PARTY TRANSACTIONS

In March 2021, the Company entered into the Takeda License and Termination Agreement with Takeda. For a description of the Takeda License and Termination Agreement, see Note 11.

NOTE 13 – EARNINGS (LOSS) PER SHARE

Basic net (loss) income per share is calculated based upon the weighted-average number of common shares outstanding during the period, excluding outstanding stock options that have been issued but are not yet vested. Diluted net (loss) income per share is calculated based upon the weighted-average number of common shares outstanding during the period plus the dilutive impact of weighted-average common equivalent shares outstanding during the period resulting from the assumed exercise of outstanding stock options determined under the treasury stock method and the assumed conversion of preferred stock into common shares determined using the if-converted method.

The Basic and diluted net (loss) income per common share is presented in conformity with the two-class method required for participating securities and multiple classes of shares. The Company considers the preferred stock to be participating securities.

For any period in which the Company records net income, undistributed earnings allocated to the participating securities are subtracted from net income in determining net income attributable to common stockholders. The undistributed earnings have been allocated based on the participation rights of preferred stock and common shares as if the earnings for the year have been distributed. For periods in which the Company recognizes a net loss, undistributed losses are allocated only to common shares as the participating securities do not contractually participate in the Company’s losses. Basic net (loss) income per share is computed by dividing the net (loss) income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Participating securities are excluded from basic weighted-average common shares outstanding.

The following table summarizes the calculation of basic and diluted net (loss) income per share:

	Three Months Ended March 31,
	2022	2021
Net (loss) income	$(16,108,056)	$176,007,307
Net income attributable to participating securities	-	(7,439,355)
Net (loss) income attributable to common stockholders	$(16,108,056)	$168,567,952

	Three Months Ended March 31,
	2022	2021
Net (loss) income attributable to common stockholders	$(16,108,056)	$168,567,952
Weighted average common shares outstanding used in computing net income (loss) per share - basic	70,345,828	66,088,592
Weighted average common shares outstanding used in computing net income (loss) per share - diluted	70,345,828	66,578,377
Net (loss) income per share, basic	$(0.23)	$2.55
Net (loss) income per share, diluted	$(0.23)	$2.53

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	March 31,
	2022	2021
Stock options to purchase common stock	12,755,657	10,518,397
Common stock issuable upon conversion of Series A convertible preferred stock	1,250,000	2,916,667

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission (“SEC”) on March 15, 2022. In addition to historical financial information, the following discussion contains forward-looking statements based upon our current plans, expectations and beliefs that involve risks, uncertainties and assumptions. Our actual results may differ materially from those described in or implied by these forward-looking statements because of many factors, including those set forth under the section titled “Risk Factors” in Part II, Item 1A. Such factors may be amplified by the ongoing COVID-19 pandemic and its potential impact on our business and the global economy.

Overview

We are a biopharmaceutical company focused on drug discovery and development for epilepsies and rare CNS disorders in a manner that is scientifically driven, patient focused and is coupled with an integrated and disciplined approach to research, clinical development and business development. Our team has significant experience and understanding of rare epilepsy and neurological conditions, and we continue to build insight into the way the different molecular mechanisms and pathways underlying these disorders impact the symptoms patients suffer. Ovid has set out to be a leader in the field, and has developed a differentiated pipeline containing three novel mechanisms of action to target different causes of epilepsies and seizures. Our knowledge of epilepsy disease biology and pathology, which was acquired through our small molecule development programs, now contributes to our pursuit of additional relevant genetic targets and molecular pathways that are the cause of seizures. Over time, we have built a scalable scientific platform and efficient development capabilities in epilepsies that focus on clear, clinical endpoints. We are initially pursuing therapeutic assets for rare disorders as they can leverage accelerated development programs. If successfully developed and marketed in rare conditions, we intend to explore these assets for broader neurologic indications. Our cohesive focus in epilepsies and seizures reinforces our belief that we can develop and produce multiple novel medicines, scale our infrastructure, and thereby succeed in our mission.

Since our inception in April 2014, we have devoted substantially all of our efforts to organizing and planning our business, building our management and technical team, acquiring operating assets and raising capital.

The following chart sets forth the status and mechanism of action of our drug candidates:

During the three months ended March 31, 2022, we generated $1.4 million revenue through licensing agreements. We have historically funded our business primarily through the sale of capital stock. Through March 31, 2022, we have raised net proceeds of $275.4 million from the sale of our convertible preferred stock and our common stock. As of March 31, 2022, we had $166.7 million in cash and cash equivalents. As of March 31, 2022, we had an accumulated deficit of $187.5 million.

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
•
implement operational, financial and management systems; and attract, hire and retain additional administrative, clinical, regulatory, manufacturing, commercial and scientific personnel.

Recent Developments

License and Option Agreement with Healx

On February 1, 2022, we entered into an exclusive license option agreement, or the Healx License and Option Agreement, with Healx. Under the terms of the Healx License and Option Agreement, Healx has secured a one-year option to investigate gaboxadol (OV101) as part of a potential combination therapy for Fragile X syndrome in a Phase 2A clinical trial, as well as a treatment for other indications, for an upfront payment of $0.5 million, and fees to support prosecution and maintenance of our relevant intellectual property rights. At the end of the one-year option period, Healx has the option to secure rights to an exclusive license under our relevant intellectual property rights, in exchange for a payment of $2.0 million, development and commercial milestone payments, and low to mid-tier double digit royalties. Royalties are payable on a country-by-country and product-by-product basis during the period beginning on the date of the first commercial sale of such product in such country and ending on the later to occur of the expiration of patent rights covering the product in such country and a specified anniversary of such first commercial sale.

Healx will assume all responsibility for, and costs of, both development and commercialization of gaboxadol following the exercise of the option. We will retain the option to co-develop and co-commercialize the program with Healx, or the Ovid Opt-In Right, at the end of a positive readout of clinical phase 2B and will share net profits and losses in lieu of the milestones and royalty payments. If the Ovid-Opt-In Right were exercised, the Company would be required to pay Healx 50% of development costs. We do not plan to conduct further trials of gaboxadol. The term of the Healx License and Option Agreement will continue until the later of (a) the expiration of all relevant royalty terms, or in the event that Healx does not exercise its option during the option period defined in the Healx License and Option Agreement, or the Option Period, the expiration of such period, or (b) in the event that Healx does exercise its option during the Option Period, and we do not exercise the Ovid Opt-In Right during the period of time we have to opt-in, or the Opt-In Period, or the opt-in terms are otherwise terminated, upon the expiration of all payment obligations, or (c) in the event that Healx does exercise the Option during the Option Period, and we do exercise the Ovid Opt-In Right during the Opt-In Period, such time as neither Healx nor Ovid is continuing to exploit the gaboxadol. As part of the revised contractual obligations with Lundbeck, Ovid will owe Lundbeck a share of all milestone and royalty payments received from Healx, if we do not exercise the Ovid Opt-In Right. If we to exercise the Ovid Opt-In Right to co-develop and co-commercialize the program with Healx, we will owe a share of the net profit share to Lundbeck.

Out-License Agreement with Marinus Pharmaceuticals

On March 1, 2022, we entered into an exclusive patent license agreement with Marinus Pharmaceuticals, Inc. or the Marinus License Agreement. Under the Marinus License Agreement, we granted Marinus an exclusive, non-transferable (except as expressly provided therein), royalty-bearing right and license under certain Ovid patents relating to ganaxolone to develop, make, have made, commercialize, promote, distribute, sell, offer for sale and import licensed products in the territory (which consist of the United States, the European Economic Area, United Kingdom and Switzerland) for the treatment of CDKL5 deficiency disorders. Following regulatory approval by the FDA of the first licensed product in the territory, Marinus issued, at the Company's option, 123,255 shares of Marinus common stock, par value $0.001 per share as payment. The Marinus License Agreement also provides for payment of royalties from Marinus to us in single digits on net sales of each such licensed product sold.

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

Financial Operations Overview

Revenue

We generated revenue under the various license and collaboration agreements. We have not generated any revenue from commercial drug sales and we do not expect to generate any further revenue unless or until we obtain regulatory approval and commercialize one or more of our current or future drug candidates. In the future, we may also seek to generate revenue from a combination of research and development payments, license fees and other upfront or milestone payments.

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

Other Income (Expense), Net

Other income (expense) primarily consists of unrealized gains (losses) on long-term equity investments and interest income earned on our cash and cash equivalents maintained in money market funds and prior short-term investments that were maintained in U.S. treasury notes.

Reclassifications

Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021, respectively

The following table summarizes the results of our operations for the periods indicated:

	Three Months Ended March 31,	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Revenue:
License and other revenue	$1,445	$12,383	$(10,937)
License revenue - related party	-	196,000	(196,000)
Total revenue	1,445	208,383	(206,937)
Operating expenses:
Research and development	7,832	16,249	(8,417)
General and administrative	9,880	15,577	(5,696)
Total operating expenses	17,712	31,825	(14,113)
(Loss) income from operations	(16,267)	176,557	(192,824)
Other income (expenses), net	209	(50)	259
(Loss) income before provision for income taxes	(16,058)	176,508	(192,566)
Provision for income taxes	50	500	(450)
Net (loss) income	$(16,108)	$176,007	$(193,016)

Revenue

Total revenue was $1.4 million during the three months ended March 31, 2022, pursuant to the Marinus and Healx License Agreements. Total revenue was $208.4 million for the three months ended March 31, 2021, recorded in connection with the Takeda and Angelini License Agreements.

Research and Development Expenses

	Three Months Ended March 31,	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Preclinical and development expense	$2,120	$11,136	$(9,016)
Payroll and payroll-related expenses	4,936	3,917	1,019
Other expenses	776	1,196	(420)
Total research and development	$7,832	$16,249	$(8,417)

During the three months ended March 31, 2022, total research and development expenses were $7.8 million compared to $16.2 million for the three months ended March 31, 2021. The decrease of $8.4 million was primarily due to the decision to discontinue the clinical study of OV101 in Angelman syndrome and Fragile X syndrome and the termination of the Takeda collaboration agreement for OV935. The increase to payroll and payroll-related expenses was primarily related to severance pay recognized during the period.

General and Administrative Expenses

	Three Months Ended March 31,	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Payroll and payroll-related expenses	$4,768	$3,785	$984
Legal and professional fees	3,092	10,334	(7,242)
General office expenses	2,020	1,457	562
Total general and administrative	$9,880	$15,577	$(5,696)

General and administrative expenses were $9.9 million for the three months ended March 31, 2022 compared to $15.6 million for the three months ended March 31, 2021. The decrease of $5.7 million was primarily due to decreases in legal and professional fees of $7.2 million, which related to execution of the Takeda License and Termination Agreement. Further, payroll and payroll-related expenses increased by $1.0 million, which was primarily related to severance payment recognized during the period.

Provision for income taxes

The provision for income taxes was $0.1 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively. Certain estimated state taxes were recorded despite the net loss position.

Other Income (Expense), net

Other income (expense) for the three months ended March 31, 2022 includes unrealized gain (loss) on long-term equity investments and included interest income and other nominal items for the three months ended March 31, 2021.

Liquidity and Capital Resources

Overview

As of March 31, 2022, we had total cash and cash equivalents of $166.7 million as compared to $187.8 million of cash and cash equivalents as of December 31, 2021. The $(21.1) million decrease in total cash and cash equivalents was due to payments relating to licensing and other agreements of $5 million, and operating expenses totaling $17.7 million for the three months ended March 31, 2022.

Similar to other development stage biotechnology companies, we have generated limited revenue, which has been through the Angelini License Agreement. With the exception of the three months ended March 31, 2021, when we received the one-time upfront payment of $196.0 million as part of the Takeda License and Termination Agreement, we have incurred losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the next several years. We recorded net loss of approximately $16.1 million and net incomes of approximately $176.0 million for the three months ended March 31, 2022 and 2021, respectively. We expect to incur net losses in subsequent periods. As of March 31, 2022, we had an accumulated deficit of $187.5 million and working capital of $159.9 million.

We believe that our existing cash and cash equivalents as of March 31, 2022 will be sufficient to fund our current operating plans through at least the next 12 months from the date of the filing of this Quarterly Report on Form 10-Q.

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

As of March 31, 2022, we had no long-term debt and no material non-cancelable purchase commitments with service providers, as we have generally contracted on a cancelable, purchase order basis. We cannot estimate whether we will receive or the timing of any potential contingent payments upon the achievement by us of clinical, regulatory and commercial events, as applicable, or royalty payments that we may be required to make under license agreements we have entered into with various entities pursuant to which we have in-licensed certain intellectual property as contractual obligations or commitments, including agreements with AstraZeneca AB, H. Lundbeck A/S, and Northwestern. Pursuant to these license agreements, we have agreed to make milestone payments up to an aggregate of $279.3 million upon the achievement of certain development, regulatory and sales milestones. We excluded these contingent payments given that the timing, probability, and amount, if any, of such payments cannot be reasonably estimated at this time.

In September 2021, we entered into a 10-year lease agreement for its corporate headquarters with a term commencing March 10, 2022, for approximately 19,143 square feet of office space at Hudson Commons in New York, NY. The lease provides for monthly rental payments over the lease term. The base rent under the lease is currently $2.3 million per year. Rent payments commence 10 months following the commencement date of the lease, or January 10, 2023, and continue for 10 years following the rent commencement date. Rent also includes two months of free rent in the 6th and 7th months following the rent commencement date. We issued a letter of credit in the amount of $1.9 million in association with the execution of the lease agreement; the letter of credit is characterized as restricted cash on the balance sheet. Payment obligations under the lease agreement include approximately $515,000 in the twelve months subsequent to March 31, 2022 and approximately $23.5 million over the term of the agreement. For additional information see Note 5 to our condensed consolidated financial statements.

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

At-the-Market Offering Program

In November 2020, we filed a shelf registration statement on Form S-3 (Registration No. 333-250054) that allows us to sell up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities and/or warrants (the “S-3 Registration Statement”), which includes a prospectus covering the issuance and sale of up to $75.0 million of common stock pursuant to an at-the-market (“ATM”) offering program. As of March 31, 2022, we had $250.0 million available under our S-3 Registration Statement, including $75.0 million available pursuant to our ATM program.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(20,086)	$160,899
Investing activities	(1,076)	(12)
Financing activities	33	130
Net (decrease) increase in cash and cash equivalents	$(21,130)	$161,017

Net Cash (Used In) Provided By Operating Activities

Net cash used in operating activities was $20.1 million for the three months ended March 31, 2022, which consisted of net loss of $16.1 million offset by a net of $2.8 million of non-cash charges and indirect cash changes, primarily related to $1.3 million of stock-based compensation expense, and decreases in accounts payable and accrued expenses of $4.6 million. Net cash provided by operating activities was $160.9 million for the three months ended March 31, 2021, which resulted from an upfront payment pursuant to the Takeda License and Termination Agreement, offset by operating expenses for the period.

Net Cash Used In Investing Activities

Net cash used in investing activities was $1.1 million for the three months ended March 31, 2022, and a nominal amount used in investing activities for the three months ended March 31, 2021. Net cash used in investing activities during the three months ended March 31, 2022 consisted of issuance of a note receivable to an investee of the Company.

Net Cash Provided By Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2022 was primarily due to purchases of shares under the 2017 employee stock purchase plan and the exercise of options. Net cash provided by financing activities of $0.1 million for the three months ended March 31, 2021 was primarily due to proceeds from exercise of options and purchases of shares under the 2017 employee stock purchase plan.

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

During the three months ended March 31, 2022, there were no material changes to our critical accounting policies as reported for the year ended December 31, 2021 as part of our Annual Report on Form 10-K, which was filed with the SEC on March 15, 2022. In addition, see Note 2 of our Condensed Financial Statements under the heading “Recent Accounting Pronouncements” for new accounting pronouncements or changes to the accounting pronouncements during the three months ended March 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. As of March 31, 2022, we had cash and cash equivalents of $166.7 million that were held in an interest-bearing money market account. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and short-term investments and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in institutional market funds that are comprised of U.S. Treasury and U.S. Treasury-backed repurchase agreements as well as treasury notes and high quality short-term corporate bonds.

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

As of March 31, 2022, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of Selected Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. Some of the more significant risks we face include the following:

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

We have historically incurred significant operating losses with the exception of net income we reported in 2021 due to a one-time, upfront payment of $196.0 million received pursuant to the royalty, license and termination agreement (the “Takeda License and Termination Agreement”) with Takeda Pharmaceutical Company Limited (“Takeda”). As of March 31, 2022, we had an accumulated deficit of $187.5 million. We expect to incur increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our drug candidates, as well as hiring employees and building our infrastructure.

We have no drugs approved for commercialization and have never generated any revenue from drug sales. All of our drug candidates are still in the preclinical testing stage. It could be several years, if ever, before we have a commercialized drug. We expect to continue to incur significant expenses and operating losses over the next several years, and the net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

•
continue to advance the ongoing and planned preclinical and clinical development of our drug candidates;
•
continue to build a portfolio of drug candidates through the acquisition or in-license of drugs, drug candidates or technologies;
•
initiate preclinical studies and clinical trials for any additional drug candidates that we may pursue in the future;
•
experience delays in our preclinical studies and planned clinical studies due to the ongoing COVID-19 pandemic;
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

As of March 31, 2022, our cash and cash equivalents were $166.7 million, and we had an accumulated deficit of $187.5 million. We believe that our existing cash and cash equivalents will fund our current operating plans through at least 12 months from the filing of this Quarterly Report on Form 10-Q. However, our operating plans may change because of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.

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

For the three months ended March 31, 2022, we recorded no U.S. federal or state income tax provision, based on a pre-tax loss of approximately $15.2 million. As of March 31, 2022, we had available approximately $171.3 million of unused NOL carryforwards for federal and New York state income tax purposes and approximately $163.9 million of unused NOL carryforwards for New York City income tax purposes, that may be applied against future taxable income. Our NOL carryforwards are significantly limited such that even if we achieve profitability in future periods, we may not be able to utilize a material portion of our NOL carryforwards and certain other tax attributes, which could have a material adverse effect on cash flow and results of operations.

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
•
changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; or
•
business interruptions resulting from geo-political actions, including war or the perception that hostilities may be imminent, including the conflict in Ukraine and terrorism, or natural disasters and public health epidemics.

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

Further, clinical endpoints for certain diseases we are targeting have not been established, and accordingly we may have to develop new modalities or modify existing endpoints to measure efficacy, which may increase the time it takes for us to commence or complete clinical trials. In addition, we believe investigators in this area may be inexperienced in conducting trials in this area due to the current lack of drugs to treat these disorders, which may result in increased time and expense to train investigators and open clinical sites.

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

A key element of our current strategy is to discover, develop and potentially commercialize a portfolio of drug candidates to treat epilepsies, seizure-related disorders, and rare neurological disorders. However, our business development activities and research activities may present attractive opportunities outside of epilepsies and seizure-related disorders and we may choose to pursue drug candidates in other areas of interest including other disorders that we believe would be in the best interest of the Company and our stockholders. We plan to continuously review our strategies and modify as necessary based on attractive areas of interest and assets that we choose to pursue. We intend to develop our portfolio of drug candidates by in-licensing and entering into collaborations with leading biopharmaceutical companies or academic institutions for new drug candidates. Identifying new drug candidates requires substantial technical, financial and human resources, whether or not any drug candidates are ultimately identified. The COVID-19 pandemic could also impact our ability to do in-person due diligence, negotiations and other interactions to identify new opportunities. Even if we identify drug candidates that initially show promise, we may fail to in-license or acquire these assets and may also fail to successfully develop and commercialize such drug candidates for many reasons, including the following:

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

Identifying and qualifying patients to participate in our clinical trials is critical to our success. The number of patients suffering from some of the seizure related disorders and rare neurological disorders we are pursuing is small and has not been established with precision. If the actual number of patients with these disorders is smaller than we anticipate, we may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development and approval of our drug candidates. Even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data, the number and nature of competing treatments and ongoing clinical trials of competing therapies for the same indication, the proximity of patients to clinical sites and the eligibility criteria for the trial, any such enrollment issues could cause delays or prevent development and approval of our drug candidates. Because we are focused on addressing seizure-related disorders and rare neurological disorders, there are limited patient pools from which to draw in order to complete our clinical trials in a timely and cost-effective manner. Furthermore, our efforts to build relationships with patient communities may not succeed, which could result in delays in patient enrollment in our clinical trials. In addition, any negative results we may report in clinical trials of our drug candidate may make it difficult or impossible to recruit and retain patients in other clinical trials of that same drug candidate. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our drug candidates, or could render further development impossible.

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

If the market opportunities for our drug candidates are smaller than we believe they are, even assuming approval of a drug candidate, our business may suffer. Because the patient populations in the market for our drug candidates may be small or difficult to assess, we must be able to successfully identify patients and acquire a significant market share to achieve profitability and growth.

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

The COVID-19 pandemic continues to evolve. The extent to which the COVID-19 pandemic impacts our business, our clinical development and regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the ultimate duration of the outbreak, the extent of sustained or new travel restrictions, social distancing requirements and business closures in the United States, Europe and other countries, and the effectiveness of actions taken in the United States, Europe and other countries to contain and treat the disease, including vaccination efforts. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our clinical and regulatory activities, healthcare systems or the global economy as a whole. However, these impacts could adversely affect our business, financial condition, results of operations and growth prospects.

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

As of March 31, 2022, we had 49 full-time employees, which reflects a significant decrease in the size of our employee base following our decision to discontinue the clinical study of OV101 in Angelman syndrome and Fragile X syndrome and the termination of the Takeda collaboration agreement for OV935. As our development and commercialization plans and strategies for our current pipeline of product candidates develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day operations and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational inefficiencies, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future drug candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance, our ability to commercialize drug candidates, develop a scalable infrastructure and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, the current conflict between Ukraine and Russia has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive.

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

Until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance future cash needs through public or private equity or debt offerings. In November 2020, we filed a shelf registration statement on Form S-3 (Registration No. 333-250054) that allows us to sell up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities and/or warrants (the “S-3 Registration Statement”), which includes a prospectus covering the issuance and sale of up to $75.0 million of common stock pursuant to an at-the-market (“ATM”) offering program. As of March 31, 2022, we had $250.0 million available under our S-3 Registration Statement, including $75.0 million available pursuant to our ATM program. Financing activities may have an adverse impact on our stockholders’ rights as well as on our operations, and such additional funding may not be available on reasonable terms, if at all. If we raise additional funds through the issuance of additional debt or equity securities, it may result in dilution to our existing stockholders and/or increased fixed payment obligations. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations and potentially impair our competitiveness, such as redeeming our shares, making investments, issuing additional equity, limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, if we seek funds through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies or drug candidates or otherwise agree to terms unfavorable to us. Any of these events could significantly harm our business, financial condition and prospects.

You will be diluted by any conversions of outstanding Series A convertible preferred stock and exercises of outstanding options.

As of March 31, 2022, we had outstanding options to purchase an aggregate of 12,755,657 shares of our common stock at a weighted average exercise price of $4.60 per share and 1,250,000 shares of common stock issuable upon conversion of outstanding Series A convertible preferred stock for no additional consideration. Such Series A convertible preferred stock is convertible any time at the option of the holder thereof subject to the beneficial ownership limitations described in Note 7 to the financial statements contained in this Quarterly Report on Form 10-Q. The exercise of such options and conversion of the Series A convertible preferred stock for shares of our common stock will result in further dilution of your investment and could negatively affect the market price of our common stock. In addition, you may experience further dilution if we issue common stock, or securities convertible into common stock, in the future. As a result of this dilution, you may receive significantly less than the full purchase price you paid for the shares in the event of liquidation.

Concentration of ownership of our common stock among our executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Based upon our shares of our common stock outstanding as of March 31, 2022, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 47% of our outstanding common stock.

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

10.1+	Non-Employee Director Compensation Policy, effective May 5, 2022.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained within Exhibit 101)

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

OVID THERAPEUTICS INC.

Date: May 10, 2022	By:	/s/ Jeremy M. Levin
Jeremy M. Levin
Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2022	By:	/s/ Jeffrey Rona
Jeffrey Rona
Chief Business and Finance Officer (Principal Financial and Accounting Officer)