Form 10-Q
period 2022-06-30
Ovid Therapeutics Inc.
filed 2022-08-09
CIK 1636651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________ to ______________________
Commission File Number: 001-38085
_______________________________________________________
Ovid Therapeutics Inc.
(Exact Name of Registrant as Specified in its Charter)
_______________________________________________________

Delaware	46-5270895
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

441 Ninth Avenue, 14th Floor New York, New York	10001
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (646) 661-7661
1460 Broadway, Suite 15044
New York, New York 10036
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	OVID	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
_______________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒ As of August 5, 2022, the registrant had 70,419,388 shares of common stock, $0.001 par value per share, outstanding.

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
Forward-looking statements include, but are not limited to, statements about:
•our ability to identify additional novel compounds with significant commercial potential to acquire or in-license;
•our ability to successfully acquire or in-license additional drug candidates on reasonable terms;
•our estimates regarding expenses, future revenue including any royalty or milestone payments, capital requirements and needs for additional financing;
•our ability to obtain regulatory approval of our current and future drug candidates;
•our expectations regarding the potential market size and the rate and degree of market acceptance of such drug candidates;
•our ability to fund our working capital requirements;
•the implementation of our business model and strategic plans for our business and drug candidates;
•developments or disputes concerning our intellectual property or other proprietary rights;
•our ability to maintain and establish collaborations or obtain additional funding;
•statements regarding the impact of the COVID-19 pandemic and its effects on our operations, access to capital, research and development and clinical trials and potential disruption in the operations and business of third-party manufacturers, contract research organizations, or CROs, other service providers, and collaborators with whom we conduct business;
•our expectations regarding government and third-party payor coverage and reimbursement;
•our ability to compete in the markets we serve;
•the impact of government laws and regulations;
•developments relating to our competitors and our industry; and
•the factors that may impact our financial results.
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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
OVID THERAPEUTICS INC.
Condensed Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$72,811,755	$187,797,532
Marketable securities	79,554,040	—
Prepaid expenses and other current assets	2,715,134	2,681,597
Note receivable	1,000,000	—
Total current assets	156,080,929	190,479,129

Long-term equity investments	2,228,547	1,631,992
Restricted cash	1,930,753	1,930,753
Security deposit	80,114	96,034
Property and equipment, net	1,243,128	242,757
Right-of-use asset, net	15,437,584	—
Other assets	328,797	164,092
Total assets	$177,329,852	$194,544,757

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,616,543	$7,127,046
Accrued expenses	4,598,843	7,671,275

Long-term liabilities:
Lease liability	15,966,970	—
Total liabilities	25,182,356	14,798,321

Preferred stock, $0.001 par value; 10,000,000 shares authorized; Series A convertible preferred stock, 10,000 shares designated, 1,250 shares issued and outstanding at June 30, 2022 and December 31, 2021	1	1
Common stock, $0.001 par value; 125,000,000 shares authorized; 70,419,388 and 70,364,912 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	70,414	70,359
Additional paid-in-capital	354,221,191	351,033,589
Accumulated other comprehensive loss	(90,127)	—
Accumulated deficit	(202,053,983)	(171,357,513)
Total stockholders' equity	152,147,496	179,746,436
Total liabilities and stockholders' equity	$177,329,852	$194,544,757
See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.
Condensed Consolidated Statements of Operations
(unaudited)

	For The Three Months Ended June 30, 2022	For The Three Months Ended June 30, 2021	For The Six Months Ended June 30, 2022	For The Six Months Ended June 30, 2021
Revenue:
License and other revenue	$—	$—	$1,445,366	$12,382,779
License revenue - related party	—	—	—	196,000,000
Total revenue	—	—	1,445,366	208,382,779
Operating expenses:
Research and development	6,046,670	7,683,668	13,878,939	23,932,581
General and administrative	8,257,617	6,629,158	18,137,820	22,205,707
Total operating expenses	14,304,287	14,312,826	32,016,759	46,138,288
(Loss) income from operations	(14,304,287)	(14,312,826)	(30,571,393)	162,244,491
Other (expense) income, net	(284,127)	(2,517)	(125,076)	(52,250)
(Loss) income before provision for income taxes	(14,588,414)	(14,315,343)	(30,696,470)	162,192,241
Provision for income taxes	—	1,473,084	—	1,973,361
Net (loss) income	$(14,588,414)	$(15,788,427)	$(30,696,470)	$160,218,880
Net (loss) income per share, basic	$(0.21)	$(0.23)	$(0.44)	$2.32
Net (loss) income per share, diluted	$(0.21)	$(0.23)	$(0.44)	$2.30
Weighted-average common shares outstanding, basic	70,391,458	67,818,366	70,391,236	66,953,431
Weighted-average common shares outstanding, diluted	70,391,458	67,818,366	70,391,236	67,565,761
See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(unaudited)

	For The Three Months Ended June 30, 2022	For The Three Months Ended June 30, 2021	For The Six Months Ended June 30, 2022	For The Six Months Ended June 30, 2021
Net (loss) income	$(14,588,414)	$(15,788,427)	$(30,696,470)	$160,218,880
Other comprehensive loss:
Unrealized loss on marketable securities	(90,127)	—	(90,127)	—
Comprehensive (loss) income	$(14,678,541)	$(15,788,427)	$(30,786,597)	$160,218,880
See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	1,250	$1	70,364,912	$70,359	$351,033,589	$—	$(171,357,513)	$179,746,436
Stock-based compensation expense	—	—	—	—	1,324,812	—	—	1,324,812
Issuance of common stock from exercise of stock options	—	—	52,333	14	33,065	—	—	33,079
Net loss	—	—	—	—	—	—	(16,108,056)	(16,108,056)
Balance, March 31, 2022	1,250	1	70,417,245	70,373	352,391,466	—	(187,465,569)	164,996,271
Stock-based compensation expense	—	—	—	—	1,720,217	—	—	1,720,217
Issuance of common stock from exercise of stock options	—	—	2,143	41	109,507	—	—	109,548
Other comprehensive loss	—	—	—	—	—	(90,127)	—	(90,127)
Net loss	—	—	—	—	—	—	(14,588,414)	(14,588,414)
Balance, June 30, 2022	1,250	$1	70,419,388	$70,414	$354,221,191	$(90,127)	$(202,053,983)	$152,147,496
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2020	3,250	$3	65,743,170	$65,743	$337,758,007	$—	$(294,192,097)	$43,631,656
Stock-based compensation expense	—	—	—	—	1,320,002	—	—	1,320,002
Issuance of common stock from employee stock purchase plan	—	—	34,256	34	130,139	—	—	130,173
Issuance of common stock from exercise of stock options	—	—	10,400	11	20,791	—	—	20,802
Conversion of series A convertible preferred stock to common stock	(2,000)	(2)	2,000,000	2,000	(1,998)	—	—	—
Net income	—	—	—	—	—	—	176,007,307	176,007,307
Balance, March 31, 2021	1,250	1	67,787,826	67,788	339,226,941	—	(118,184,790)	221,109,940
Stock-based compensation expense	—	—	—	—	1,257,344	—	—	1,257,344
Issuance of common stock from exercise of stock options	—	—	46,121	46	130,610	—	—	130,656
Net loss	—	—	—	—	—	—	(15,788,427)	(15,788,427)
Balance, June 30, 2021	1,250	$1	67,833,947	$67,834	$340,614,895	$—	$(133,973,217)	$206,709,513
See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021

Cash flows from operating activities:
Net (loss) income	$(30,696,470)	$160,218,880
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Non-cash consideration received in licensing agreement transaction	(945,366)	—
Unrealized loss on equity investment	348,812	—
Change in accrued interest and accretion of discount on marketable securities	(223,649)	—
Stock-based compensation expense	3,045,029	2,577,346
Depreciation and amortization expense	172,105	127,950
Amortization of right-of-use asset	354,185	—
Accretion of lease liability	368,226	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(230,877)	(1,023,996)
Security deposit	15,920	(27,100)
Related party receivable	—	141,763
Long-term prepaid expenses	—	477,171
Accounts payable	(2,510,503)	(4,518,374)
Accrued expenses	(3,072,434)	(1,676,476)
Deferred revenue	—	(12,382,779)
Related party payable	—	(2,432,192)
Net cash (used in) provided by operating activities	(33,375,022)	141,482,193

Cash flows from investing activities:
Purchase of marketable securities, net of interest earned	(79,416,203)	—
Issuance of convertible short-term note	(1,000,000)	—
Purchase of long-term equity investment	—	(1,583,893)
Purchase of property and equipment	(1,085,840)	—
Software development and other costs	(251,340)	(11,515)
Net cash used in investing activities	(81,753,383)	(1,595,408)

Cash flows from financing activities:
ATM and other offering costs	—	(21,314)
Proceeds from employee stock purchase plan	—	115,705
Proceeds from exercise of options	142,628	151,458
Net cash provided by financing activities	142,628	245,849

Net (decrease) increase in cash and cash equivalents	(114,985,777)	140,132,634
Cash, cash equivalents and restricted cash at beginning of period	189,728,285	72,033,930
Cash, cash equivalents and restricted cash at end of period	74,742,508	212,166,564

Non-cash investing and financing activities:
Right-of-use asset obtained in exchange for lease liability	$15,791,769	$—
Transaction costs related to purchase of long-term equity investment in accrued expenses	$—	$24,054
Stock option exercise receivables in prepaid expenses and other current assets	$—	$14,468
Purchase of property and equipment in accounts payable	$—	$3,005
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
Historically, the Company’s major sources of cash have been composed of proceeds from various public and private offerings of its capital stock, revenue from collaboration agreements, option exercises and interest income. As of June 30, 2022, the Company had approximately $152.4 million in cash, cash equivalents and marketable securities. Since inception, the Company has generated $222.4 million in revenue, primarily pursuant to the Company’s royalty, license and termination agreement (the “Takeda License and Termination Agreement”) with Takeda Pharmaceutical Company Limited (“Takeda”). Historically, the Company has incurred recurring losses, has experienced negative operating cash flows and requires significant cash resources to execute its business plans. The Company has an accumulated deficit of $202.1 million as of June 30, 2022, working capital of $146.9 million and had cash used in operating activities of $33.4 million for the six months ended June 30, 2022.
The Company recorded net losses of $14.6 million and $30.7 million during the three and six months ended June 30, 2022, respectively, and expects to incur losses in subsequent periods for at least the next several years and is highly dependent on its ability to find additional sources of funding through either equity offerings, debt financings, collaborations, strategic alliances, licensing agreements or a combination of any such transactions. Management believes that the Company’s existing cash, cash equivalents and marketable securities as of June 30, 2022 will be sufficient to fund its current operating plans through at least the next 12 months from the date of filing of the Company’s Quarterly Report on Form 10-Q. Adequate additional funding may not be available to the Company on acceptable terms or at all. The failure to raise capital as and when needed could have a negative impact on the Company’s financial condition and ability to pursue its business strategy. The Company may be required to delay, reduce the scope of or eliminate research and development programs, or obtain funds through arrangements with collaborators or others that may require the Company to relinquish rights to certain drug candidates that the Company might otherwise seek to develop or commercialize independently.
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
In addition, the Company is subject to other challenges and risks specific to its business and its ability to execute on its strategy, as well as risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations, including, without limitation, risks and uncertainties associated with: obtaining regulatory approval of the Company's product candidates; delays or problems in the supply of the Company's product candidates, loss of single source suppliers or failure to comply with manufacturing regulations; identifying, acquiring or in-licensing additional products or product candidates; pharmaceutical product development and the inherent uncertainty of clinical success; and the challenges of protecting and enhancing our intellectual property rights; complying with applicable regulatory requirements. In addition, to the extent the ongoing COVID-19 pandemic adversely affects the Company's business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties discussed above.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 15, 2022.
(A) Unaudited Interim Condensed Consolidated Financial Statements
The interim condensed consolidated balance sheet at June 30, 2022, the condensed consolidated statements of operations, comprehensive (loss) income, cash flows, and stockholders’ equity for the three and six months ended June 30, 2022 and 2021 are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S.

generally accepted accounting principles (“GAAP”) and following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP are condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of its financial information. The results of operations for the three and six month periods ended June 30, 2022 and 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period. The balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K.
(B) Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP and include the accounts of Ovid Therapeutics Inc. and its wholly owned subsidiary, Ovid Therapeutics Hong Kong Limited. All intercompany transactions and balances have been eliminated in consolidation.
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
(D) Marketable Securities
Marketable securities consists of investments in U.S. treasury instruments which are considered available-for-sale securities. The Company classifies its marketable securities with maturities of less than one year from the balance sheet date as current assets on its consolidated balance sheets. Unrealized gains and losses on these securities that are determined to be temporary are reported as a separate component of accumulated other comprehensive loss in stockholder's equity.
(E) Restricted Cash
The Company classifies as restricted cash all cash pledged as collateral to secure long-term obligations and all cash whose use is otherwise limited by contractual provisions. Amounts are reported as non-current unless restrictions are expected to be released in the next 12 months.
(F) Long-Term Equity Investments
Long-term equity investments consist of an equity investment in a private company through preferred shares, which are not considered in-substance common stock, that is accounted for at cost, with adjustments for observable changes in prices or impairments, and is classified within long-term equity investments on our consolidated balance sheets with adjustments recognized in other (expense) income, net on our consolidated statements of operations. The Company has determined that the equity investment does not have a readily determinable fair value and elected the measurement alternative. Therefore, the equity investment’s carrying amount will be adjusted to fair value at the time of the next observable price change for the identical or similar investment of the same issuer or when an impairment is recognized. Each reporting period, the Company performs a qualitative assessment to evaluate whether the investment is impaired. The assessment includes a review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. If the investment is impaired, the Company writes it down to its estimated fair value. As of June 30, 2022 and December 31, 2021, the equity investment had a carrying value of $1.6 million.
Long-term equity investments also consist of an equity investment in the common shares of Marinus Pharmaceuticals, Inc. ("Marinus") that were received as non-cash consideration via the terms of a licensing agreement executed between the two companies effective March 2022. The equity shares are marked-to-market at each reporting date with changes in the fair value being reflected in the carrying value of the investment on the Company's consolidated balance sheets and other income (expense) on the Company's consolidated statements of operations. As of June 30, 2022, the equity investment in Marinus had a carrying value of approximately $0.6 million.
(G) Note Receivable
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
(H) Fair Value of Financial Instruments
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
The three levels of the fair value hierarchy are as follows:
•Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities. The Company’s Level 1 assets consisted of investments in a U.S. treasury money market fund and equity securities totaling approximately $55.6 million as of June 30, 2022. The Company's Level 1 assets consisted of money market funds and short-term investments of $187.6 million as of December 31, 2021.
•Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted prices of similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active). Level 2 includes financial instruments that are valued using models or other valuation methodologies. The Company's Level 2 assets consisted of U.S. treasury bills totaling approximately $94.5 million as of June 30, 2022. The Company had no Level 2 assets or liabilities as of December 31, 2021.
•Level 3—Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when their fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. The Company's Level 3 assets consists of the convertible note receivable totaling $1.0 million as of June 30, 2022. There were no Level 3 assets or liabilities as of December 31, 2021.
The carrying amounts reported in the balance sheets for cash and cash equivalents, other current assets, accounts payable and accrued expenses approximate their fair value based on the short-term maturity of these instruments.
(I) Leases
The Company determines if an arrangement is a lease at inception and recognizes the lease in accordance with ASC 842. Operating leases are included in right-of-use ("ROU") assets, current liabilities, and long-term lease liability in the Company's consolidated balance sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. The Company determines the portion of the lease liability that is current as the difference between the calculated lease liability at the end of the current period and the lease liability that is projected 12 months from the current period. The Company determined that there was no current lease liability for the period ended June 30, 2022, which is due primarily to the free rental period for the Company's Hudson Commons lease.
(J) Revenue Recognition
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

(K) Net (Loss) Income Per Share
Net (loss) income, basic per share is calculated by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding. The Company applies the two-class method to allocate earnings between common stock and participating securities.
Net income, diluted per share attributable to common stockholders adjusts the basic earnings per share attributable to common stockholders and the weighted-average number of shares of common stock outstanding for the potential dilutive impact of stock options using the treasury-stock method and preferred stock using the if-converted method.
Net loss, diluted per share is equivalent to the basic net loss per share due to the exclusion of outstanding stock options and convertible preferred stock because the inclusion of these securities would result in an anti-dilutive effect on per share amounts.
(L) Recent Accounting Pronouncements
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
NOTE 3 – CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES
The following tables summarize the fair value of cash, cash equivalents and marketable securities as well as gross unrealized holding gains and losses as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Cash	$2,860,631	$—	$—	$2,860,631
Money market funds	69,951,125	—	—	69,951,125
Marketable securities	79,644,167	—	(90,127)	79,554,040
Total cash, cash equivalents and marketable securities	$152,455,922	$—	$(90,127)	$152,365,795

	December 31, 2021
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Cash	$205,555	$—	$—	$205,555
Money market funds	187,591,977	—	—	187,591,977
Marketable securities	—	—	—	—
Total cash, cash equivalents and marketable securities	$187,797,532	$—	$—	$187,797,532
The Company did not hold any securities that were in an unrealized loss position for more than 12 months as of June 30, 2022 and December 31, 2021.
NOTE 4 – PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS
Property and equipment is summarized as follows:

	June 30, 2022	December 31, 2021
Furniture and equipment	$1,303,094	$504,965
Leasehold improvements	287,712	—
Less accumulated depreciation	(347,678)	(262,208)
Total property and equipment, net	$1,243,128	$242,757
Depreciation expense was $54,631 and $17,834 for the three months ended June 30, 2022 and 2021, respectively. Depreciation expense was $85,470 and $36,478 for the six months ended June 30, 2022 and 2021, respectively.

Intangible assets, net of accumulated amortization was $328,797 and $164,092 as of June 30, 2022 and December 31, 2021, respectively, and are included in other assets. Amortization expense was $32,153 and $35,381 for the three months ended June 30, 2022 and 2021, respectively. Amortization expense was $86,636 and $91,473 for the six months ended June 30, 2022 and 2021, respectively.
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
The Hudson Commons lease has a remaining lease term of 10 years and includes a single renewal option for an additional 5 years. The Company did not include the renewal option in the lease term when calculating the lease liability as the Company is not reasonably certain that it will exercise the renewal option. The present value of the lease payments is calculated using an incremental borrowing rate of 7.02%. Lease expense is included in general and administrative and research and development expenses in the condensed consolidated statements of operations.
ROU asset and lease liabilities related to the Company's operating lease are as follows:

June 30, 2022
Right-of-use asset	$15,437,584
Current lease liability	—
Long-term lease liability	$15,966,970
The components of operating lease cost for the six months ended June 30, 2022 were as follows:

June 30, 2022
Operating lease cost	$722,411
Variable lease cost	—
Short-term lease cost	—
Future minimum commitments under the non-cancelable operating lease are as follows:

2023	$1,672,886
2024	2,316,303
2025	2,316,303
2026	2,316,303
2027	2,316,303
Thereafter	12,347,235
$23,285,333
NOTE 6 – ACCRUED EXPENSES
Accrued expenses consist of the following:

	June 30, 2022	December 31, 2021
Payroll and bonus accrual	$2,925,196	$3,764,666
Research and development accrual	771,066	1,795,190
Professional fees accrual	396,563	1,564,955
Accrued taxes	222,536	—
Other	283,482	546,464
Total	$4,598,843	$7,671,275

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
In November 2020, the Company entered into a sales agreement (the “2020 ATM agreement”) with Cowen and Company, LLC (“Cowen”), under which the Company may offer and sell in “at the market offerings,” from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $75.0 million through Cowen acting as sales agent. As of June 30, 2022, the Company has not sold any shares of its common stock under the 2020 ATM agreement.
There were 1,250 shares of Series A Preferred Stock outstanding as of June 30, 2022 and December 31, 2021. Each share of Series A Preferred Stock is convertible into 1,000 shares of common stock at any time at the holder’s option. However, the holder will be prohibited, subject to certain exceptions, from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than, at the written election of the holder, either 9.99% or 14.99% of the total number of shares of common stock then issued and outstanding, which percentage may be changed at the holder’s election to any other number less than or equal to 19.99% upon 61 days’ notice to the Company; provided, however, that effective 61 days after delivery of such notice, such beneficial ownership limitations shall not be applicable to any holder that beneficially owns either 10.0% or 15.0%, as applicable based on the holder’s initial written election noted above, of the total number of shares of common stock issued and outstanding immediately prior to delivery of such notice. In the event of a liquidation, dissolution, or winding up of the Company, holders of Series A Preferred Stock will receive a payment equal to $0.001 per share of Series A Preferred Stock before any proceeds are distributed to the holders of common stock.
In March 2021, certain of the Company’s stockholders elected to convert an aggregate of 2,000 shares of Series A Preferred Stock owned by such holders into an aggregate of 2,000,000 shares of the Company’s common stock.
Dividends
Holders of Series A preferred stock are entitled to receive dividends at a rate equal to (on an as-if-converted-to-common stock basis), and in the same form and manner as, dividends (other than dividends in the form of the issuance of common stock) actually paid on shares of common stock. No dividends on the common stock shall be declared and paid unless dividends on the Preferred Stock have been declared and paid. Through June 30, 2022, the Company has not declared any dividends.
NOTE 8 – STOCK-BASED COMPENSATION
The Company's Board of Directors adopted and the Company's stockholders approved the 2017 Equity Incentive Plan (“2017 Plan”), which became effective immediately on May 4, 2017. The initial reserve of shares of common stock under the 2017 Plan was 3,052,059 shares. The 2017 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards, and other forms of stock-based awards. Additionally, the 2017 Plan provides for the grant of performance cash awards. The Company's employees, officers, directors and consultants and advisors are eligible to receive awards under the 2017 Plan. Following the adoption of the 2017 Plan, no further awards will be granted under the Company’s prior plan. Pursuant to the terms of the 2017 Plan, on each January 1st, the plan limit shall be increased by the lesser of (x) 5% of the number of shares of common stock outstanding as of the immediately preceding December 31 and (y) such lesser number as the Board of Directors may determine in its discretion. On January 1, 2022 and January 1, 2021, respectively, an additional 1,000,000 and 3,287,158 shares were reserved for issuance under the 2017 Plan. As of June 30, 2022, there were 2,706,415 shares of the Company’s common stock reserved and available for issuance under the 2017 Plan.
The Company's Board of Directors adopted, and the Company's stockholders approved the 2017 Employee Stock Purchase Plan (the “2017 ESPP”), which became effective immediately prior to the execution of the underwriting agreement related to the Company’s initial public offering on May 4, 2017. The 2017 ESPP allows employees to purchase common stock of the Company at a 15% discount to the market price on designated semi-annual purchase dates. During the three months ended June 30, 2022 and 2021, no shares were purchased under the 2017 ESPP, and the Company recorded expense of $20,176 and $37,849, respectively. During the six months ended June 30, 2022 and 2021, 38,583 and 34,256 shares, respectively, were purchased under the 2017 ESPP and the Company recorded expense of $41,195 and $56,636, respectively. The initial reserve of shares of common stock that may be issued under the 2017 ESPP was 279,069 shares. The number of shares of common stock reserved for issuance under the 2017 ESPP will automatically increase on January 1 of each year, beginning on January 1, 2018 and continuing through and including January 1, 2027, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (ii) 550,000 shares or (iii) such lesser number of shares determined by our Board. The Board acted prior to each of January 1, 2021 and January 1, 2022 to provide that there be no increase in the number of shares reserved for issuance under the 2017 ESPP on either such date. As of June 30, 2022, there were 454,479 shares of the Company’s common stock reserved for issuance under the 2017 ESPP.

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
Performance-based option awards generally have similar terms, with vesting commencing on the date the performance condition is achieved and expire in accordance with the specific terms of the agreement. At June 30, 2022, there were 150,000 performance-based options outstanding and unvested that include options to be granted upon the achievement of certain research and development milestones.
The fair value of options granted during the three and six months ended June 30, 2022 and 2021 was estimated using the Black-Scholes option valuation model. The inputs for the Black-Scholes option valuation model require significant assumptions that are detailed in the table below. The risk-free interest rates were based on the rate for U.S. Treasury securities at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected life was based on the simplified method in accordance with the SEC Staff Accounting Bulletin No. Topic 14D. The expected volatility was estimated based on historical volatility information of peer companies that are publicly available.
All assumptions used to calculate the grant date fair value of nonemployee options are generally consistent with the assumptions used for options granted to employees. In the event the Company terminates any of its consulting agreements, the unvested options underlying the agreements would also be canceled.
The Company did not grant any stock options to nonemployee consultants for services rendered during the three months ended June 30, 2022 and 2021. The Company granted no stock options to nonemployee consultants for services rendered during the six months ended June 30, 2022, and 170,000 during the six months ended June 30, 2021. There were 130,834 and 191,875 unvested nonemployee options outstanding as of June 30, 2022 and 2021, respectively. Total expense recognized related to nonemployee stock options for the three months ended June 30, 2022 and 2021, was $160,337 and $55,310, respectively. Total expense recognized related to nonemployee stock options for the six months ended June 30, 2022 and 2021 was $355,107 and $91,000, respectively. Total unrecognized compensation expenses related to the nonemployee stock options was $1.1 million as of June 30, 2022. The Company did not recognize any expense for nonemployee performance-based option awards during the three months or six months ended June 30, 2022 or 2021.
The Company granted 2,426,750 and 363,000 stock options to employees during the three months ended June 30, 2022 and 2021, respectively. The Company granted 4,296,355 and 1,006,600 stock options to employees during the six months ended June 30, 2022 and 2021 respectively. There were 7,354,964 and 4,749,550 unvested employee options outstanding as of June 30, 2022, and 2021, respectively. Total expense recognized related to the employee stock options for the three months ended June 30, 2022 and 2021 was $1.5 million and $1.2 million, respectively. Total expense recognized related to the employee stock options for the six months ended June 30, 2022 and 2021 was $2.6 million and $2.4 million, respectively. Total unrecognized compensation expense related to employee stock options was $14.3 million as of June 30, 2022. During the three and six months ended June 30, 2022 and 2021, the Company did not recognize any expense for employee performance-based option awards.
The Company’s stock-based compensation expense was recognized in operating expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$387,384	$430,638	$782,876	$888,673
General and administrative	1,332,833	826,707	2,262,153	1,688,673
Total	$1,720,217	$1,257,345	$3,045,029	$2,577,346

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	$1,700,041	$1,219,496	$3,003,834	$2,520,710
Employee Stock Purchase Plan	20,176	37,849	41,195	56,636
Total	$1,720,217	$1,257,345	$3,045,029	$2,577,346

The fair value of employee options granted during the three and six months ended June 30, 2022 and 2021 was estimated by utilizing the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	Weighted Average	Weighted Average	Weighted Average	Weighted Average
Volatility	87.20%	86.13%	87.20%	81.72%
Expected term in years	6.08	5.91	6.08	6.04
Dividend rate	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	2.78%	0.99%	2.16%	0.73%
Fair value of option on grant date	$2.38	$3.09	$2.17	$2.39
The fair value of nonemployee options granted during the three and six months ended June 30, 2022 and 2021 was estimated by utilizing the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	Weighted Average	Weighted Average	Weighted Average	Weighted Average
Volatility	0.00%	80.43%	0.00%	80.43%
Expected term in years	0.00	6.23	0.00	6.23
Dividend rate	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	0.00%	1.03%	0.00%	1.03%
Fair value of option on grant date	$0.00	$2.49	$0.00	$2.49
The following table summarizes the number of options outstanding and the weighted average exercise price:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding December 31, 2021	10,776,758	$4.97	6.07	$2,389,890
Granted	4,296,355	2.94	9.68
Exercised	(15,893)	1.91
Forfeited or expired	(1,605,703)	5.93
Options outstanding June 30, 2022	13,451,517	$4.21	7.53	$329,651
Vested and exercisable at June 30, 2022	5,965,719	$5.44	5.69	$297,953
At June 30, 2022 there was approximately $15.4 million of unamortized share–based compensation expense related to employee and nonemployee grants, which is expected to be recognized over a remaining average vesting period of 2.53 years.
NOTE 9 – INCOME TAXES
The Company’s interim income tax provision consists of U.S. federal and state income taxes based on the estimated annual effective tax rate that the Company expects for the full year together with the tax effect of discrete items. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of June 30, 2022, the Company was in a pre-tax loss position, and is anticipated to remain so throughout the year.
For the three and six months ended June 30, 2022, the Company did not record a tax provision.
In assessing the realizability of deferred tax assets, management evaluates whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. Management assesses all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, prior earnings history, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Significant weight is given to positive and negative evidence that is objectively verifiable. Based on these factors, including cumulative losses in recent years, the Company continues to maintain a full valuation allowance against its net deferred tax assets as of June 30, 2022.

NOTE 10 – COMMITMENTS AND CONTINGENCIES
License Agreements
H. Lundbeck A/S License Agreement
On March 26, 2015, the Company entered into an exclusive agreement with H. Lundbeck A/S (“Lundbeck”) for a worldwide perpetual licensing right related to the research, development and commercialization of OV101 (gaboxadol). On May 10, 2019, the parties amended the license agreement.
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
Thereafter, the Company closed its OV101 program in Angelman syndrome in early 2021. On February 1, 2022, the Company entered into Amendment No. 3 to the Lundbeck agreement, or Amendment No. 3, to permit its performance under the Healx License and Option Agreement. Under the terms of Amendment No. 3, if Healx exercises its option, the Company will owe Lundbeck a share of all milestone and royalty payments received from Healx if the Company chooses not to exercise the Ovid Opt-In Right. If the Company chooses to exercise the Ovid Opt-In Right and to co-develop and co-commercialize the program with Healx, the Company will owe a share of the net profit share to Lundbeck (see further discussion below in Note 11, Healx License and Option Agreement).
Northwestern University License Agreement
In December 2016, the Company entered into a license agreement with Northwestern University, or Northwestern, pursuant to which Northwestern granted the Company an exclusive, worldwide license to patent rights of certain inventions, or the Northwestern Patent Rights, which relate to a specific compound and related methods of use for such compound, along with certain Know-How related to the practice of the inventions claimed in the Northwestern Patents. The Company is developing OV329 under this agreement.
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
Upon entry into the Northwestern agreement, the Company paid an upfront non-creditable one-time license issuance fee of $75,000, and is required to pay an annual license maintenance fee of $20,000, which will be creditable against any royalties payable to Northwestern following first commercial sale of licensed products under the agreement. The Company is responsible for all ongoing costs of filing, prosecuting and maintaining the Northwestern Patents, but also has the right to control such activities using its own patent counsel. In consideration for the rights granted to the Company under the Northwestern agreement, the Company is required to pay to Northwestern up to an aggregate of $5.3 million upon the achievement of certain development and regulatory milestones for the first product covered by the Northwestern Patents, and upon commercialization of any such products, will be required to pay to Northwestern a tiered royalty on net sales of such products by the Company, its affiliates or sublicensees, at percentages in the low to mid single-digits, subject to standard reductions and offsets. The Company’s royalty obligations continue on a product-by-product and country-by-country basis until the later of the expiration of the last-to-expire valid claim in a licensed patent covering the applicable product in such country and 10 years following the first commercial sale of such product in such country. If the Company sublicenses a Northwestern Patent Right, it will be obligated to pay to Northwestern a specified percentage of sublicense revenue received by the Company, ranging from the high single digits to the low-teens.
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
AstraZeneca AB License Agreement
On December 30, 2021, the Company entered into an exclusive license agreement with AstraZeneca AB, for a library of early-stage small molecules targeting the KCC2 transporter, including lead candidate OV350. Upon execution of the agreement, the Company was obligated to pay an upfront cash payment of $5.0 million and issued shares of the Company's common stock in an amount that equaled $7.3 million based on the volume-weighted average price of shares of the Company's common stock for the 30 business days immediately preceding the execution date of the transaction. Since the intangibles acquired in the AstraZeneca license agreement do not have an alternative future use, all costs incurred were treated as research and development expense. The Company recorded a total of $12.3 million as research and development expense related to this agreement during December 2021.

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
As of June 30, 2022, none of these contingent payments were considered probable.
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
During the six months ended June 30, 2022, no revenue was recognized pursuant to the Angelini License Agreement. During the six months ended June 30, 2021 and effective upon termination of the Angelini License Agreement, the Company recognized $12.4 million of revenue consisting of $5.4 million of license revenue related to ongoing trials and the $7.0 million related to the potential 35% funding of the cost for Angelini future trials.
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
During the six months ended June 30, 2022, no expense was recognized pursuant to the Takeda License and Termination Agreement. During the six months ended June 30, 2021, the Company recognized a credit in research and development expenses of $2.6 million and recognized $0.1 million in general and administrative expenses representing costs which were reimbursed to the Company from Takeda.
Healx License and Option Agreement
On February 1, 2022, the Company entered into the Healx License and Option Agreement. Under the terms of the Healx License and Option Agreement, Healx has secured a one-year option to investigate gaboxadol (OV101) as part of a potential combination therapy for Fragile X syndrome in a Phase 2A clinical trial, as well as a treatment for other indications, for an upfront payment of $0.5 million, and fees to support prosecution and maintenance of our relevant intellectual property rights. At the end of the one-year option period, Healx has the option to secure rights to an exclusive license under our relevant intellectual property rights, in exchange for an additional payment of $2.0 million, development and commercial milestone payments, and low to mid-tier double digit royalties. Royalties are payable on a country-by-country and product-by-product basis during the period beginning on the date of the first commercial sale of such product in such country and ending on the later to occur of the expiration of patent rights covering the product in such country and a specified anniversary of such first commercial sale.
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
No revenue was recognized relating to this agreement during the three months ended June 30, 2022. During the six months ended June 30, 2022, the Company recorded revenue of $0.5 million associated with the Healx License and Option Agreement.
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
The Company recorded revenue and an associated investment in equity securities of approximately $0.9 million related to the patent license agreement on March 18, 2022, based on the price of Marinus common stock on March 1, 2022. The Company had an unrealized loss on the Marinus common stock of $0.6 million and $0.3 million for the three and six months ended June 30, 2022, which was recorded as an unrealized loss on equity securities and is reflected in other (expense) income, net in the condensed consolidated statements of operations.
NOTE 12 – RELATED PARTY TRANSACTIONS
In March 2021, the Company entered into the Takeda License and Termination Agreement with Takeda. For a description of the Takeda License and Termination Agreement, see Note 11.
NOTE 13 – NET (LOSS) INCOME PER SHARE
Basic net (loss) income per share is calculated based upon the weighted-average number of common shares outstanding during the period, excluding outstanding stock options that have not yet vested. Diluted net income per share is calculated based upon the weighted-average number of common shares outstanding during the period plus the dilutive impact of weighted-average common equivalent shares outstanding during the period resulting from the assumed exercise of outstanding stock options determined under the treasury stock method and the assumed conversion of preferred stock into common shares determined using the if-converted method. Diluted net loss per share is equivalent to the basic net loss per share due to the exclusion of outstanding stock options and convertible preferred stock because the inclusion of these securities would result in an anti-dilutive effect on per share amounts.
The basic and diluted net (loss) income per common share is presented in conformity with the two-class method required for participating securities and multiple classes of shares. The Company considers its preferred stock to be participating securities.
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

The following table summarizes the calculation of basic and diluted net (loss) income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(14,588,414)	$(15,788,427)	$(30,696,470)	$160,218,880
Net income attributable to participating securities	—	—	—	(4,824,587)
Net (loss) income attributable to common stockholders	$(14,588,414)	$(15,788,427)	$(30,696,470)	$155,394,293

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income attributable to common stockholders	$(14,588,414)	$(15,788,427)	$(30,696,470)	$155,394,293
Weighted average common shares outstanding used in computing net income (loss) per share - basic	70,391,458	67,818,366	70,391,236	66,953,431
Weighted average common shares outstanding used in computing net income (loss) per share - diluted	70,391,458	67,818,366	70,391,236	67,565,761
Net (loss) income per share, basic	$(0.21)	$(0.23)	$(0.44)	$2.32
Net (loss) income per share, diluted	$(0.21)	$(0.23)	$(0.44)	$2.30
The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options to purchase common stock	13,451,517	10,352,559	13,103,587	10,435,478
Common stock issuable upon conversion of Series A convertible preferred stock	1,250,000	1,250,000	1,250,000	—

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
Overview
We are a biopharmaceutical company focused on drug discovery and development for epilepsies and rare CNS disorders in a manner that is scientifically driven, patient focused and is coupled with an integrated and disciplined approach to research, clinical development and business development. Our team has significant experience and understanding of rare epilepsy and neurological conditions, and we continue to build insight into the way the different molecular mechanisms and pathways underlying these disorders impact the symptoms patients suffer. Ovid has set out to be a leader in the field, and has developed a differentiated pipeline containing novel mechanisms of action to target different causes of epilepsies and seizures. Our knowledge of epilepsy disease biology and pathology, which was acquired through our small molecule development programs, now contributes to our pursuit of additional relevant genetic targets and molecular pathways that are the cause of seizures. Over time, we have built a scalable scientific platform and efficient development capabilities in epilepsies that focus on clear, clinical endpoints. We are initially pursuing therapeutic assets for rare disorders as they can leverage accelerated development programs. If successfully developed and marketed in rare conditions, we intend to explore these assets for broader neurologic indications. Our cohesive focus in epilepsies and seizures reinforces our belief that we can develop and produce multiple novel medicines, scale our infrastructure, and thereby succeed in our mission.
Since our inception in April 2014, we have devoted substantially all of our efforts to organizing and planning our business, building our management and technical team, acquiring operating assets and raising capital.
The following chart sets forth the status and mechanism of action of our drug candidates:
We have historically funded our business primarily through the sale of capital stock. Through June 30, 2022, we have raised net proceeds of $275.4 million from the sale of our convertible preferred stock and our common stock. As of June 30, 2022, we had $152.4 million in cash, cash equivalents and marketable securities. We have also, in previous periods, generated revenue through our license and collaboration agreements. In July 2022, Takeda provided a corporate update in which it reiterated that the anticipated timeline for regulatory filing of the two pivotal Phase 3 trials evaluating soticlestat for Lennox-Gastaut and Dravet syndromes are expected in Takeda’s 2024 fiscal year. As of June 30, 2022, we had an accumulated deficit of $202.1 million.
We expect to continue to incur significant expenses and operating losses for at least the next several years. Our net losses may fluctuate significantly from period to period, depending on the timing of our planned clinical trials and expenditures on our other research and development and commercial development activities. We expect our expenses will increase substantially over time as we:
•continue the ongoing and planned preclinical and clinical development of our drug candidates;

•build a portfolio of drug candidates through the development, acquisition or in-license of drugs, drug candidates or technologies;
•initiate preclinical studies and clinical trials for any additional drug candidates that we may pursue in the future;
•seek marketing approvals for our current and future drug candidates that successfully complete clinical trials;
•establish a sales, marketing and distribution infrastructure to commercialize any drug candidate for which we may obtain marketing approval;
•develop, maintain, expand and protect our intellectual property portfolio; and
•implement operational, financial and management systems; and attract, hire and retain additional administrative, clinical, regulatory, manufacturing, commercial and scientific personnel.

COVID-19 Update
We have implemented business continuity plans designed to address and mitigate the impact of the ongoing COVID-19 pandemic on our employees and our business. We continue to operate normally with the exception of enabling all of our employees to work in a hybrid environment, productively at home or in the office, and by continuing to abide by travel restrictions issued by federal, state and local governments. Our hybrid work environment policy remains fluid as federal, state and local guidelines, rules and regulations continue to change and evolve.
Financial Operations Overview
Revenue
We have generated revenue under various license and collaboration agreements. We have not generated any revenue from commercial drug sales and we do not expect to generate any further revenue unless or until we obtain regulatory approval and commercialize one or more of our current or future drug candidates. In the future, we may also seek to generate revenue from a combination of research and development payments, license fees and other upfront or milestone payments.
Research and Development Expenses
Research and development expenses consist primarily of costs incurred for our research activities, including our product discovery efforts and the development of our product candidates, which include, among other things:
•employee-related expenses, including salaries, benefits and stock-based compensation expense;
•fees paid to consultants for services directly related to our drug development and regulatory effort;
•expenses incurred under agreements with contract research organizations, as well as contract manufacturing organizations and consultants that conduct preclinical studies and clinical trials;
•costs associated with preclinical activities and development activities;
•costs associated with technology and intellectual property licenses;
•milestone payments and other costs under licensing agreements; and
•depreciation expense for assets used in research and development activities.
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
Research and development activities are and will continue to be central to our business model. We expect our research and development expenses to increase over the next several years as we advance our current and future drug candidates through preclinical studies and clinical trials. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time-consuming. It is difficult to determine with certainty the duration and costs of any preclinical study or clinical trial that we may conduct. The duration, costs and timing of clinical trial programs and development of our current and future drug candidates will depend on a variety of factors that include, but are not limited to, the following:
•number of clinical trials required for approval and any requirement for extension trials;
•per patient trial costs;
•number of patients who participate in the clinical trials;
•number of sites included in the clinical trials;
•countries in which the clinical trial is conducted;
•length of time required to enroll eligible patients;

•number of doses that patients receive;
•drop-out or discontinuation rates of patients;
•potential additional safety monitoring or other studies requested by regulatory agencies;
•duration of patient follow-up; and
•efficacy and safety profile of the drug candidate.
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
General and Administrative Expenses
General and administrative expenses consist primarily of employee-related expenses, including salaries, benefits and stock-based compensation expense, related to our executive, finance, business development and support functions. Other general and administrative expenses include costs associated with operating as a public company described below, travel expenses, conferences, and professional fees for auditing, tax and legal services.
Other (Expense) Income, Net
Other (expense) income primarily consists of unrealized gains (losses) on long-term equity investments and interest income earned on our cash and cash equivalents maintained in money market funds and marketable securities.
Reclassifications
Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.
Results of Operations
Comparison of the Three Months Ended June 30, 2022 and 2021, respectively
The following table summarizes the results of our operations for the periods indicated:

	Three Months Ended June 30,	Three Months Ended June 30,	Change
	2022	2021
	(in thousands)
Revenue:
License and other revenue	$—	$—	$—
License revenue - related party	—	—	—
Total revenue	—	—	—
Operating expenses:
Research and development	6,047	7,684	(1,637)
General and administrative	8,258	6,629	1,628
Total operating expenses	14,304	14,313	(9)
Loss from operations	(14,304)	(14,313)	9
Other (expense) income, net	(284)	(3)	(282)
Loss before provision for income taxes	(14,589)	(14,315)	(273)
Provision for income taxes	—	1,473	(1,473)
Net loss	$(14,589)	$(15,788)	$1,200
Revenue
No revenue was generated in the three months ended June 30, 2022 and 2021.

Research and Development Expenses

	Three Months Ended June 30,	Three Months Ended June 30,	Change
	2022	2021
	(in thousands)
Preclinical and development expense	$2,643	$3,006	$(362)
Payroll and payroll-related expenses	2,330	3,831	(1,502)
Other expenses	1,074	847	227
Total research and development	$6,047	$7,684	$(1,637)
During the three months ended June 30, 2022, total research and development expenses were $6.0 million compared to $7.7 million for the same period in 2021. The decrease of $1.6 million was primarily due to the decision to discontinue the clinical study of OV101 in Angelman syndrome and Fragile X syndrome and the termination of the Takeda collaboration agreement for OV935.
General and Administrative Expenses

	Three Months Ended June 30,	Three Months Ended June 30,	Change
	2022	2021
	(in thousands)
Payroll and payroll-related expenses	$3,860	$3,640	$220
Legal and professional fees	2,560	2,074	487
General office expenses	1,837	916	921
Total general and administrative	$8,258	$6,629	$1,628
General and administrative expenses were $8.3 million for the three months ended June 30, 2022 compared to $6.6 million for the same period in 2021. The increase of $1.6 million was primarily due to straight-line rent expense recognized of approximately $0.5 million, strategic consulting fees of approximately $0.6 million, and increased legal and accounting fees relating to business development and compliance of approximately $0.2 million.
Provision for Income Taxes
There was no tax provision recorded for the three months ended June 30, 2022. The tax provision recorded for the three months ended June 30, 2021 was $1.5 million, which related to licensing revenue recognized in the first quarter of 2021.
Other (Expense) Income, net
Other (expense) income, net for the three months ended June 30, 2022 includes unrealized gain (loss) on long-term equity investments and interest earned on marketable securities, and included interest income and other nominal items for the three months ended June 30, 2021.

Comparison of the Six Months Ended June 30, 2022 and 2021, respectively
The following table summarizes the results of our operations for the periods indicated:

	Six Months Ended June 30,	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Revenue:
License and other revenue	$1,445	$12,383	$(10,937)
License revenue - related party	—	196,000	(196,000)
Total revenue	1,445	208,383	(206,937)
Operating expenses:
Research and development	13,879	23,933	(10,054)
General and administrative	18,138	22,206	(4,068)
Total operating expenses	32,017	46,138	(14,122)
(Loss) income from operations	(30,571)	162,244	(192,816)
Other (expense) income, net	(125)	(52)	(73)
(Loss) income before provision for income taxes	(30,696)	162,192	(192,889)
Provision for income taxes	—	1,973	(1,973)
Net (loss) income	$(30,696)	$160,219	$(190,915)
Revenue
Total revenue was $1.4 million during the six months ended June 30, 2022, recorded in connection with the Marinus and Healx License Agreements. Total revenue was $208.4 million for the six months ended June 30, 2021, recorded in connection with the Takeda and Angelini License Agreements
Research and Development Expenses

	Six Months Ended June 30,	Six Months Ended June 30,	Change
	2022	2021
	(in thousands)
Preclinical and development expense	$4,724	$14,141	$(9,417)
Payroll and payroll-related expenses	7,266	7,746	(481)
Other expenses	1,889	2,045	(156)
Total research and development	$13,879	$23,932	$(10,054)
During the six months ended June 30, 2022, total research and development expenses were $13.9 million compared to $23.9 million for the same period in 2021. The decrease of $10.0 million was primarily due to the decision to discontinue the clinical study of OV101 in Angelman syndrome and Fragile X syndrome and the termination of the Takeda collaboration agreement for OV935.
General and Administrative Expenses

	Six Months Ended June 30,	Six Months Ended June 30,	Change
	2022	2021
	(in thousands)
Payroll and payroll-related expenses	$8,538	$7,425	$1,113
Legal and professional fees	5,028	12,816	(7,788)
General office expenses	4,572	1,965	2,607
Total general and administrative	$18,138	$22,206	$(4,068)
General and administrative expenses were $18.1 million for the six months ended June 30, 2022 compared to $22.2 million for the same period in 2021. The decrease of $4.1 million was primarily due to the discontinuation of certain studies and programs detailed above, as well as reduced administrative headcount.

Provision for Income Taxes
There was no tax provision recorded for the six months ended June 30, 2022. The tax provision recorded for the six months ended June 30, 2021 was $2.0 million, which related to licensing revenue recognized in the first quarter of 2021.
Other (Expense) Income, net
Other (expense) income for the six months ended June 30, 2022 includes unrealized gain (loss) on long-term equity investments and interest earned on marketable securities, and included interest income and other nominal items for the six months ended June 30, 2021.
Liquidity and Capital Resources
Overview
As of June 30, 2022, we had total cash, cash equivalents and marketable securities of $152.4 million as compared to $187.8 million as of December 31, 2021. The $35.4 million decrease was due to payments relating to licensing and other agreements of $5.0 million, and operating expenses totaling $32.0 million for the six months ended June 30, 2022.
Similar to other development stage biotechnology companies, we have generated limited revenue, which has been through the Takeda License and Termination Agreement and the Angelini License Agreement. With the exception of the three months ended March 31, 2021, when we received the one-time upfront payment of $196.0 million as part of the Takeda License and Termination Agreement, we have incurred losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for the next several years. We recorded net losses of approximately $14.6 million and $15.8 million for the three months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $202.1 million and working capital of $146.9 million.
Future Funding Requirements
We believe that our cash, cash equivalents and marketable securities as of June 30, 2022 are sufficient to fund existing and planned cash requirements through at least the next 12 months from the date of filing of this Quarterly Report on Form 10-Q. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, clinical costs, legal and other regulatory expenses and general overhead costs. We have based our estimates on assumptions that may prove to be incorrect, and we could use our capital resources sooner than we currently expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. We cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability.
As of June 30, 2022, we had no long-term debt and no material non-cancelable purchase commitments with service providers, as we have generally contracted on a cancellable, purchase order basis. We cannot estimate whether we will receive or the timing of any potential contingent payments upon the achievement by us of clinical, regulatory and commercial events, as applicable, or royalty payments that we may be required to make under license agreements we have entered into with various entities pursuant to which we have in-licensed certain intellectual property as contractual obligations or commitments, including agreements with AstraZeneca AB, H. Lundbeck A/S, and Northwestern. Pursuant to these license agreements, we have agreed to make milestone payments up to an aggregate of $279.3 million upon the achievement of certain development, regulatory and sales milestones. These potential contingent payments have not been recognized in these financial statements, given that the timing, probability, and amount, if any, of such payments cannot be reasonably estimated at this time.
In September 2021, we entered into a 10-year lease agreement for our corporate headquarters with a term commencing March 10, 2022, for approximately 19,143 square feet of office space at Hudson Commons in New York, NY. The lease provides for monthly rental payments over the lease term. The base rent under the lease is currently $2.3 million per year. Rent payments commence 10 months following the commencement date of the lease, or January 10, 2023, and continue for 10 years following the rent commencement date. Rent also includes two months of free rent in the 6th and 7th months following the rent commencement date. We issued a letter of credit in the amount of $1.9 million in association with the execution of the lease agreement, which is reflected as restricted cash on the balance sheet. Payment obligations under the lease agreement include approximately $1.1 million in the 12 months subsequent to June 30, 2022 and approximately $23.5 million over the term of the agreement. For additional information see Note 5 of our condensed consolidated financial statements under the heading "Leases".
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
At-the-Market Offering Program
In November 2020, we filed a shelf registration statement on Form S-3 (Registration No. 333-250054) that allows us to sell up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities and/or warrants (the “S-3 Registration Statement”), which includes a prospectus covering the issuance and sale of up to $75.0 million of common stock pursuant to an at-the-market (“ATM”) offering program. As of June 30, 2022, we had $250.0 million available under our S-3 Registration Statement, including $75.0 million available pursuant to our ATM program.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(33,375)	$141,482
Investing activities	(81,753)	(1,595)
Financing activities	143	246
Net (decrease) increase in cash and cash equivalents	$(114,986)	$140,133
Net Cash (Used In) Provided By Operating Activities
Net cash used in operating activities was $33.4 million for the six months ended June 30, 2022, which consisted of a net loss of $30.7 million offset by $3.1 million in stock-based compensation expense, $0.1 million, net, of other noncash transactions and charges, and a decrease in accounts payable and accrued expenses of $5.5 million. Net cash provided by operating activities was $145.1 million for the six months ended June 30, 2021, which resulted from an upfront payment pursuant to the Takeda License and Termination Agreement, offset by operating expenses for the period.
Net Cash Used In Investing Activities
Net cash used in investing activities was $81.8 million for the six months ended June 30, 2022, which was primarily due to the purchases of marketable securities during the period. A nominal amount was used in investing activities for the six months ended June 30, 2021.
Net Cash Provided By Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2022 was primarily due to the exercise of options. Net cash provided by financing activities of $0.1 million for the six months ended June 30, 2021 was primarily due to proceeds from exercise of options and purchases of shares under the 2017 employee stock purchase plan.
Emerging Growth Company Status and Smaller Reporting Company Status
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We have taken advantage of reduced reporting requirements in this Quarterly Report on Form 10-Q and will continue to do so until December 31, 2022, the date on which we cease to be an emerging growth company.
In addition, we will continue to qualify as smaller reporting company as defined in the Exchange Act even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies, including:
•reduced disclosure about our executive compensation arrangements; and
•to provide audited financial statements for two fiscal years, in contrast to other reporting companies, which must provide audited financial statements for three fiscal years.

As of June 30, 2022, in addition to being classified as a “smaller reporting company,” we will be classified as an “accelerated filer” pursuant to SEC rules and will be required to provide, among other items, an auditor’s attestation of management’s assessment of internal control over financial reporting required under Sarbanes-Oxley Act Section 404(b) beginning with our annual report for the year ending December 31, 2022.
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
During the six months ended June 30, 2022, there were no material changes to our critical accounting policies as reported for the year ended December 31, 2021 as part of our Annual Report on Form 10-K, which was filed with the SEC on March 15, 2022. In addition, see Note 2 of our Condensed Financial Statements under the heading “Recent Accounting Pronouncements” for new accounting pronouncements or changes to the accounting pronouncements during the six months ended June 30, 2022.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The primary objectives of our investment activities are to ensure liquidity and to preserve capital. As of June 30, 2022, we had cash, cash equivalents and marketable securities totaling $152.4 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in institutional market funds that are comprised of U.S. Treasury and U.S. Treasury-backed repurchase agreements as well as treasury notes and high quality short-term corporate bonds.
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
As of June 30, 2022, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recent quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We are not currently subject to any material legal proceedings.
Item 1A. Risk Factors
An investment in our securities involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Quarterly Report on Form 10-Q, including our unaudited condensed financial statements and related notes hereto, before deciding to invest in our common stock. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In these circumstances, the market price of our common stock could decline and you may lose all or part of your investment. We cannot assure you that any of the events discussed below will not occur. In addition, such risks may be amplified by the COVID-19 pandemic and the current economic environment and the potential impact of such risks on Ovid’s business and the global economy.
Summary of Selected Risks Associated with Our Business
Our business is subject to numerous risks and uncertainties. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. Some of the more significant risks we face include the following:
•We expect to continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.
•Our operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.
•We will require additional capital to finance our operations, which may not be available on acceptable terms, if at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate certain of our drug development efforts or other operations.
•We are early in our development efforts of our current drug candidates and all our drug candidates are in preclinical development. If we are unable to successfully develop, receive regulatory approval for and commercialize our drug candidates, or successfully develop any other drug candidates, or experience significant delays in doing so, our business will be harmed.
•Our future success is dependent on the successful clinical development, regulatory approval and commercialization of our current and future drug candidates. If we, or our licensees, are not able to obtain the required regulatory approvals, we, or our licensees, will not be able to commercialize our drug candidates, and our ability to generate revenue will be adversely affected.
•Because the results of preclinical studies or earlier clinical trials are not necessarily predictive of future results, our drug candidates may not have favorable results in planned or future preclinical studies or clinical trials, or may not receive regulatory approval.
•Interim topline and preliminary results from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures, which could result in material changes in the final data.
•Preclinical studies and clinical trials are very expensive, time-consuming and difficult to design and implement and involve uncertain outcomes. Further, we may encounter substantial delays in our clinical trials or we may fail to demonstrate safety and efficacy in our preclinical studies and clinical trials to the satisfaction of applicable regulatory authorities.
•If we are not successful in discovering, developing and commercializing additional drug candidates, our ability to expand our business and achieve our strategic objectives would be impaired.
•Our drug candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial potential or result in significant negative consequences following any potential marketing approval.
•Even if our current or future drug candidates receive marketing approval, they may fail to achieve market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success.
•Under the Takeda License and Termination Agreement, we are entitled to receive royalty and milestone payments in connection with the development and commercialization of soticlestat. If Takeda fails to progress, delays or discontinues the development of soticlestat, we may not receive some or all of such payments, which would materially harm our business.

•Our relationships with customers, physicians, and third-party payors may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.
•Coverage and adequate reimbursement may not be available for our current or any future drug candidates, which could make it difficult for us to sell profitably, if approved.
•If we are unable to obtain and maintain patent protection for our current or any future drug candidates, or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.
•We may be involved in lawsuits to protect or enforce our patents, the patents of our licensors or our other intellectual property rights, which could be expensive, time consuming and unsuccessful.
•We do not have our own manufacturing capabilities and will rely on third parties to produce clinical and commercial supplies of our current and any future drug candidates.
•We intend to rely on third parties to conduct, supervise and monitor our preclinical studies and clinical trials, and if those third parties perform in an unsatisfactory manner, it may harm our business.
•COVID-19 could adversely impact our business, including our preclinical studies, clinical trials and access to capital.
•We may need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.
•We may be subject to numerous and varying privacy and security laws, and our failure to comply could result in penalties and reputational damage.
Risks Related to Our Financial Position and Need for Additional Capital
We expect to continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.
We have historically incurred significant operating losses with the exception of net income we reported in 2021 primarily due to a one-time, upfront payment of $196.0 million received pursuant to the royalty, license and termination agreement (the “Takeda License and Termination Agreement”) with Takeda Pharmaceutical Company Limited (“Takeda”). As of June 30, 2022, we had an accumulated deficit of $202.1 million. We expect to incur increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our drug candidates, as well as hiring employees and building our infrastructure.
We have no drugs approved for commercialization and have never generated any revenue from drug sales. All of our drug candidates are still in the preclinical testing stage. It could be several years, if ever, before we have a commercialized drug. We expect to continue to incur significant expenses and operating losses over the next several years, and the net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:
•continue to advance the ongoing and planned preclinical and clinical development of our drug candidates;
•continue to build a portfolio of drug candidates through the acquisition or in-license of drugs, drug candidates or technologies;
•initiate preclinical studies and clinical trials for any additional drug candidates that we may pursue in the future;
•experience delays in our preclinical studies and planned clinical studies due to the ongoing COVID-19 pandemic;
•seek marketing approvals for our current and future drug candidates that successfully complete clinical trials;
•establish a sales, marketing and distribution infrastructure to commercialize any drug candidate for which we may obtain marketing approval;
•develop, maintain, expand and protect our intellectual property portfolio;
•implement operational, financial and management systems; and
•attract, hire and retain additional administrative, clinical, regulatory and scientific personnel.
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
As of June 30, 2022, our cash, cash equivalents and marketable securities were $152.4 million, and we had an accumulated deficit of $202.1 million. We believe that our cash, cash equivalents and marketable securities will fund our current operating plans through at least 12 months from the filing of this Quarterly Report on Form 10-Q. However, our operating plans may change because of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.
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
For the three months ended June 30, 2022, we recorded no U.S. federal or state income tax provision, based on a pre-tax loss of approximately $14.6 million. As of June 30, 2022, we had available approximately $171.3 million of unused NOL carryforwards for federal and New York state income tax purposes and approximately $163.9 million of unused NOL carryforwards for New York City income tax purposes, that may be applied against future taxable income. Our NOL carryforwards are significantly limited such that even if we achieve profitability in future periods, we may not be able to utilize a material portion of our NOL carryforwards and certain other tax attributes, which could have a material adverse effect on cash flow and results of operations.
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
Our ability to generate revenue from drug sales and achieve profitability depends on our ability, alone or with any current or future collaborative partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our current and future drug candidates. We do not anticipate generating revenue from drug sales for the next several years, if ever. Our ability to generate revenue from drug sales depends heavily on our, or any current or future collaborators’, success in the following areas, including but not limited to:
•timely and successfully completing preclinical and clinical development of our current and future drug candidates;
•obtaining regulatory approvals for our current and future drug candidates for which we successfully complete clinical trials;
•launching and commercializing any drug candidates for which we obtain regulatory approval by establishing a sales force, marketing and distribution infrastructure or, alternatively, collaborating with a commercialization partner;
•qualifying for coverage and adequate reimbursement by government and third-party payors for any drug candidates for which we obtain regulatory approval, both in the United States and internationally;
•developing, validating and maintaining a commercially viable, sustainable, scalable, reproducible and transferable manufacturing process for our current and future drug candidates that is compliant with current good manufacturing practices (“cGMP”);
•establishing and maintaining supply and manufacturing relationships with third parties that can provide an adequate amount and quality of drugs and services to support clinical development, as well as the market demand for our current and future drug candidates, if approved;
•obtaining market acceptance, if and when approved, of our current or any future drug candidates as a viable treatment option by physicians, patients, third-party payors and others in the medical community;
•effectively addressing any competing technological and market developments;
•implementing additional internal systems and infrastructure, as needed;
•negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations pursuant to such arrangements;
•obtaining and maintaining orphan drug exclusivity for any of our current and future drug candidates for which we obtain regulatory approval;

•maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how;
•avoiding and defending against third-party interference or infringement claims; and
•securing appropriate pricing in the United States, the European Union and other countries.
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
TAK-935, the most advanced compound we helped to develop, is being developed by Takeda and is currently in a pivotal trial program. If the pivotal trials are unsuccessful, or the compound is not approved, we will not receive the milestone payments and royalties from the Takeda License and Termination Agreement. Without those funds, we may need to raise significant additional capital to pursue the development and commercialization of our current and future pipeline.
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
We estimate that the successful completion of clinical trials of our product candidates will take at least several years to complete, if not longer. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. Furthermore, failure can occur at any stage and we could encounter problems that cause us to abandon or repeat clinical trials. Events that may prevent successful or timely completion of clinical development include:
•our inability to generate sufficient preclinical, toxicology or other data to support the initiation of clinical trials;
•our inability to develop and validate disease-relevant clinical endpoints;
•delays in reaching a consensus with regulatory authorities on trial design;
•delays in reaching agreement on acceptable terms with prospective clinical research organizations (“CROs”) and clinical trial sites;
•delays in opening investigational sites;

•delays or difficulty in recruiting and enrollment of suitable patients to participate in our clinical trials, whether as a result of the COVID-19 pandemic or otherwise;
•imposition of a clinical hold by regulatory authorities because of a serious adverse event, concerns with a class of drug candidates or after an inspection of our clinical trial operations or trial sites;
•delays in having patients complete participation in a trial or return for post-treatment follow-up;
•occurrence of serious adverse events associated with the drug candidate that are viewed to outweigh its potential benefits;
•changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; or
•business interruptions resulting from geo-political actions, including the Russia-Ukraine war or the perception that such hostilities may be imminent, terrorism, natural disasters, or public health epidemics.
Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the ongoing COVID-19 pandemic. Patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, could be limited, which in turn could adversely impact our clinical trial operations. Additionally, we may experience interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel, quarantines or social distancing protocols imposed or recommended by federal or state governments, employers and others in connection with the ongoing COVID-19 pandemic. As a result of the COVID-19 pandemic, we have faced and may continue to face delays in meeting our anticipated timelines for our ongoing and planned preclinical studies and clinical trials.
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
Additionally, if the results of our clinical trials are inconclusive or if there are safety concerns or serious adverse events associated with our drug candidates, we may:
•be delayed in obtaining marketing approval, if at all;
•obtain approval for indications or patient populations that are not as broad as intended or desired;
•obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
•be subject to additional post-marketing testing requirements;
•be required to perform additional clinical trials to support approval;
•have regulatory authorities withdraw, or suspend, their approval of the drug or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy (“REMS”);
•be subject to the addition of labeling statements, such as warnings or contraindications;
•be sued; or
•experience damage to our reputation.
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
A key element of our current strategy is to discover, develop and potentially commercialize a portfolio of drug candidates to treat epilepsies, seizure-related disorders, and rare neurological disorders. However, our business development activities and research activities may present attractive opportunities outside of epilepsies and seizure-related disorders and we may choose to pursue drug candidates in other areas of interest including other disorders that we believe would be in the best interest of the Company and our stockholders. We plan to continuously review our strategies and modify as necessary based on attractive areas of interest and assets that we choose to pursue. We intend to develop our portfolio of drug candidates by in-licensing and entering into collaborations with leading biopharmaceutical companies or academic institutions for new drug candidates. Identifying new drug candidates requires substantial technical, financial and human resources, whether or not any drug candidates are ultimately identified. The COVID-19 pandemic could also impact our ability to do in-person due diligence, negotiations and other interactions to identify new opportunities. Even if we identify drug candidates that initially show promise, we may fail to in-license or acquire these assets and may also fail to successfully develop and commercialize such drug candidates for many reasons, including the following:
•the research methodology used may not be successful in identifying potential drug candidates;
•competitors may develop alternatives that render any drug candidate we develop obsolete;
•any drug candidate we develop may nevertheless be covered by third parties’ patents or other exclusive rights;
•a drug candidate may, on further study, be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria;
•a drug candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and
•a drug candidate may not be accepted as safe and effective by physicians, patients, the medical community or third-party payors, even if approved.
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
Identifying and qualifying patients to participate in our clinical trials is critical to our success. The number of patients suffering from some of the seizure related disorders and rare neurological disorders we are pursuing is small and has not been established with precision. If the actual number of patients with these disorders is smaller than we anticipate, we may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development and approval of our drug candidates. Even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data, the number and nature of competing treatments and ongoing clinical trials of competing therapies for the same indication, the proximity of patients to clinical sites and the eligibility criteria for the trial, any such enrollment issues could cause delays or prevent development and approval of our drug candidates. Since we are focused on addressing seizure-related disorders and rare neurological disorders, there are limited patient pools from which to draw in order to complete our clinical trials in a timely and cost-effective manner. Furthermore, our efforts to build relationships with patient communities may not succeed, which could result in delays in patient enrollment in our clinical trials. In addition, any negative results we may report in clinical trials of our drug candidate may make it difficult or impossible to recruit and retain patients in other clinical trials of that same drug candidate. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our drug candidates, or could render further development impossible.
Our drug candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial potential or result in significant negative consequences following any potential marketing approval.
During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries and discomforts, to their doctor. Often, it is not possible to determine whether or not the drug candidate being studied caused these conditions. Regulatory authorities may draw different conclusions or require additional testing to confirm these determinations, if they occur. In addition, it is possible that as we test our drug candidates in larger, longer and more extensive clinical programs, or as use of these drug candidates becomes more widespread if they receive respective regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by subjects. Many times, side effects are only detectable after investigational drugs are tested in large-scale, Phase 3 trials or, in some cases, after they are made available to patients on a commercial scale after approval. For example, adverse events were reported in certain clinical trials for OV101 and OV935, two of our former drug candidates. If clinical experience indicates that any of our drug candidates causes adverse events or serious or life-threatening adverse events, the development of that drug candidate may fail or be delayed, or, if the drug candidate has received regulatory approval, such approval may be revoked, which would harm our business, prospects, operating results and financial condition.
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
Additionally, if any of our drug candidates receive marketing approval, the FDA could require us to include a black box warning in our label or adopt REMS to ensure that the benefits outweigh its risks, which may include, among other things, a medication guide outlining the risks of the drug for distribution to patients and a communication plan to health care practitioners. Furthermore, if we or others later identify undesirable side effects caused by our drug candidates, several potentially significant negative consequences could result, including:
•regulatory authorities may suspend or withdraw approvals of such drug candidate;
•regulatory authorities may require additional warnings on the label;
•we may be required to change the way a drug candidate is administered or conduct additional clinical trials;
•we could be sued and held liable for harm caused to patients;
•we may need to conduct a recall; and
•our reputation may suffer.
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
We focus our research and drug development on treatments for epilepsies, seizure-related disorders and other rare neurological disorders. Given the small number of patients who have the disorders that we are targeting, our eligible patient population and pricing estimates may differ significantly from the actual market addressable by our drug candidates. Our projections of both the number of people who have these disorders, as well as the subset of people with these disorders who have the potential to benefit from treatment with our drug candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these disorders. The number of patients may turn out to be lower than expected. Likewise, the potentially addressable patient population for each of our drug candidates may be limited or may not be amenable to treatment with our drug candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business.
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
Even if our current or future drug candidates receive marketing approval, they may fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If they do not achieve an adequate level of acceptance, we may not generate significant drug revenue and may not become profitable. The degree of market acceptance of our current or future drug candidates, if approved for commercial sale, will depend on a number of factors, including but not limited to:
•the efficacy and potential advantages compared to alternative treatments and therapies;
•the safety profile of our drug candidate compared to alternative treatments and therapies;
•effectiveness of sales and marketing efforts;
•the strength of our relationships with patient communities;
•the cost of treatment in relation to alternative treatments and therapies, including any similar generic treatments;
•our ability to offer such drug for sale at competitive prices;
•the convenience and ease of administration compared to alternative treatments and therapies;
•the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•the strength of marketing and distribution support;
•the availability of third-party coverage and adequate reimbursement;
•the prevalence and severity of any side effects; and
•any restrictions on the use of the drug together with other medications.
Our efforts to educate physicians, patients, third-party payors and others in the medical community on the benefits of our drug candidates may require significant resources and may never be successful. Such efforts may require more resources than are typically required due to the complexity and uniqueness of our drug candidates. Since we expect sales of our drug candidates, if approved, to generate substantially all of our drug revenues for the foreseeable future, the failure of our drugs to find market acceptance would harm our business and could require us to seek additional financing.
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
If we seek approval of our current or future drug candidates outside of the United States, we expect that we will be subject to additional risks in commercialization including:
•different regulatory requirements for approval of therapies in foreign countries;
•reduced protection for intellectual property rights;
•the potential requirement of additional clinical studies in international jurisdictions;
•unexpected changes in tariffs, trade barriers and regulatory requirements;
•economic weakness, including inflation, or political instability in particular foreign economies and markets;
•compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•foreign reimbursement, pricing and insurance regimes;
•workforce uncertainty in countries where labor unrest is more common than in the United States;
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters and public health pandemics, such as COVID-19.
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
We face an inherent risk of product liability exposure related to the testing of our current and any future drug candidates in clinical trials and may face an even greater risk if we commercialize any drug candidate that we may develop. If we cannot successfully defend ourselves against claims that any such drug candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
•decreased demand for any drug candidate that we may develop;
•loss of revenue;
•substantial monetary awards to trial participants or patients;
•significant time and costs to defend the related litigation;
•withdrawal of clinical trial participants;
•the inability to commercialize any drug candidate that we may develop; and
•injury to our reputation and significant negative media attention.
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
We have previously acquired and we may acquire or in-license drug candidates for preclinical or clinical development in the future as we continue to build our pipeline. Such arrangements with third parties may impose, diligence, development and commercialization obligations, milestone payments, royalty payments, indemnification and other obligations on us. Our obligations to pay milestone, royalty and other payments to our licensors may be substantial, and the amount and timing of such payments may impact our ability to progress the development and commercialization of our drug candidates. Our rights to use any licensed intellectual property may be subject to the continuation of and our compliance with the terms of any such agreements. Additionally, disputes may arise regarding our rights to intellectual property licensed to us or acquired by us from a third party, including but not limited to:
•the scope of intellectual property rights included in, and rights granted under, any license or other agreement;
•the sublicensing of patent and other rights under such agreements;
•our compliance with our diligence obligations under any license agreement;
•the ownership of inventions and know-how resulting from the creation or use of intellectual property by us, alone or with our licensors and collaborators;
•the scope and duration of our payment obligations, and our ability to make such payments when they are owed;
•our need to acquire additional intellectual property rights from third parties that may impact payments due under such agreements;
•the rights of our licensors to terminate any such agreement;
•our rights and obligations upon termination of such agreement; and
•the scope and duration of exclusivity obligations of each party to the agreement.
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
Our current and future collaborations could subject us to a number of risks, including:
•we may be required to undertake the expenditure of substantial operational, financial and management resources;
•we may be required to issue equity securities that would dilute our stockholders’ percentage of ownership;
•we may be required to assume substantial actual or contingent liabilities;
•we may not be able to control the amount and timing of resources that our strategic collaborators devote to the development or commercialization of our drug candidates;
•strategic collaborators may delay clinical trials, provide insufficient funding, terminate a clinical trial or abandon a drug candidate, repeat or conduct new clinical trials or require a new version of a drug candidate for clinical testing;
•strategic collaborators may not pursue further development and commercialization of products resulting from the strategic collaboration arrangement or may elect to discontinue research and development programs;
•strategic collaborators may not commit adequate resources to the marketing and distribution, or even commercial launch of our drug candidates, limiting our potential revenues from these products;

•we rely on our current collaborators to manufacture drug substance and drug product and may do so with respect to future collaborators, which could result in disputes or delays;
•disputes may arise between us and our strategic collaborators that result in the delay or termination of the research, development or commercialization of our drug candidates or that result in costly litigation or arbitration that diverts management’s attention and consumes resources;
•disputes may arise between us and our current or future collaborators regarding any termination of any collaboration, license, or other business development arrangement in which we may enter;
•strategic collaborators may experience financial difficulties;
•strategic collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in a manner that could jeopardize or invalidate our proprietary information or expose us to potential litigation;
•business combinations or significant changes in a strategic collaborator’s business strategy may also adversely affect a strategic collaborator’s willingness or ability to complete its obligations under any arrangement;
•strategic collaborators could decide to move forward with a competing drug candidate developed either independently or in collaboration with others, including our competitors; and
•strategic collaborators could terminate the arrangement or allow it to expire, which would delay the development and may increase the cost of developing our drug candidates.
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
Healthcare providers and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors may subject us to various federal and state fraud and abuse laws and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal false claims laws and the law commonly referred to as the Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our clinical research, proposed sales, marketing and educational programs. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct or may conduct our business. The laws that will affect our operations include, but are not limited to:
•the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, in return for the purchase, recommendation, leasing or furnishing of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers and formulary managers on the other. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “PPACA”), amended the intent requirement of the federal Anti-Kickback Statute. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation;
•federal civil and criminal false claims laws, including, without limitation, the False Claims Act, and civil monetary penalty laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid or other government payors that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. The PPACA provides, and recent government cases against pharmaceutical and medical device manufacturers support, the view that federal Anti-Kickback Statute violations and certain marketing practices, including off-label promotion, may implicate the False Claims Act;

•the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created additional federal criminal statutes that prohibit a person from knowingly and willfully executing a scheme or making false or fraudulent statements to defraud any healthcare benefit program, regardless of the payor (e.g., public or private);
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their implementing regulations, and as amended again by the final HIPAA omnibus rule, Modifications to the HIPAA Privacy, Security, Enforcement, and Breach Notification Rules Under HITECH and the Genetic Information Nondiscrimination Act; Other Modifications to HIPAA, published in January 2013, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers, known as covered entities, and their respective business associates, individuals or entities that perform certain services on behalf of a covered entity that involves the use or disclosure of individually identifiable health information and their subcontractors that use, disclose or otherwise process individually identifiable health information;
•Physician Payments Sunshine Act, which is part of the PPACA, that require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services (“CMS”), information related to: (i) payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals; and (ii) ownership and investment interests held by physicians and their immediate family members;
•state and foreign law equivalents of each of the above federal laws, state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and/or information regarding drug pricing, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or to adopt compliance programs as prescribed by state laws and regulations, or that otherwise restrict payments that may be made to healthcare providers, state laws and regulations that require drug manufacturers to file reports relating to drug pricing and marketing information, and state and local laws that require the registration of pharmaceutical sales representatives; and
•state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
If we fail to comply with applicable regulatory requirements following approval of our current or future drug candidates, a regulatory authority may:
•issue an untitled letter or warning letter asserting that we are in violation of the law;
•seek an injunction or impose administrative, civil or criminal penalties or monetary fines;
•suspend or withdraw regulatory approval;
•suspend any ongoing clinical trials;

•refuse to approve a pending NDA or comparable foreign marketing application (or any supplements thereto) submitted by us or our strategic partners;
•restrict the marketing or manufacturing of the drug;
•seize or detain the drug or otherwise require the withdrawal of the drug from the market;
•refuse to permit the import or export of drug candidates; or
•refuse to allow us to enter into supply contracts, including government contracts.
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
If the patent applications we hold or have in-licensed with respect to our development programs and drug candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for our current or any future drug candidates, it could dissuade companies from collaborating with us to develop drug candidates, and threaten our ability to commercialize future drugs. Any such outcome could have a negative effect on our business.
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
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business. The following examples are illustrative:
•others may be able to make compounds or formulations that are similar to our drug candidates but that are not covered by the claims of any patents, should they issue, that we own or control;
•we or any strategic partners might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own or control;
•we might not have been the first to file patent applications covering certain of our inventions;

•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•it is possible that our pending patent applications will not lead to issued patents;
•issued patents that we own or control may not provide us with any competitive advantages, or may be held invalid or unenforceable because of legal challenges;
•our competitors might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights and then use the information learned from such activities to develop competitive drugs for sale in our major commercial markets;
•we may not develop additional proprietary technologies that are patentable; and
•the patents of others may have an adverse effect on our business.
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
Further, our reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured drug candidates ourselves including:
•inability to meet our drug specifications and quality requirements consistently;
•delay or inability to procure or expand sufficient manufacturing capacity;
•issues related to scale-up of manufacturing;
•costs and validation of new equipment and facilities required for scale-up;
•failure to comply with cGMP and similar foreign standards;
•inability to negotiate manufacturing agreements with third parties under commercially reasonable terms, if at all;
•termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;
•reliance on single sources for drug components;
•lack of qualified backup suppliers for those components that are currently purchased from a sole or single source supplier;
•operations of our third-party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier; and
•carrier disruptions or increased costs that are beyond our control.
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
The ongoing COVID-19 pandemic has resulted in travel and other restrictions in order to reduce the spread of the disease. In response to initial state and local orders across the country directing individuals to shelter at their places of residence, directing businesses and governmental agencies to cease non-essential operations at physical locations, prohibiting certain non-essential gatherings, and ordering cessation of non-essential travel, in March 2020 we implemented work-from-home policies for all employees. In June 2022, we adopted a hybrid work model that incorporates a mixture of in-office and remote work in an employee's schedule. Our current plan is to continue with this hybrid work model and adapt the model as appropriate as the pandemic persists and federal, state and local guidelines, rules and regulations regarding the conduct of in-person business operations continue to change and evolve. The effects of our work policies may negatively impact productivity, introduce cybersecurity risks, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of any applicable restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.
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
As of June 30, 2022, we had 44 full-time employees. As our development and commercialization plans and strategies for our current pipeline of product candidates develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day operations and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational inefficiencies, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future drug candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance, our ability to commercialize drug candidates, develop a scalable infrastructure and compete effectively will depend, in part, on our ability to effectively manage any future growth.
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
We will remain an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), until December 31, 2022. For so long as we remain an EGC, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. We currently take advantage of some, but not all, of the reduced regulatory and reporting requirements that are available to us. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile and may decline.
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
In addition, we will continue to qualify as a smaller reporting company as defined in the Exchange Act even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies, including but not limited to:
•reduced disclosure obligations regarding executive compensation arrangements; and
•being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure.
However, as of June 30, 2022, in addition to being classified as a “smaller reporting company,” we will be classified as an “accelerated filer” pursuant to SEC rules and will be required to provide, among other items, an auditor’s attestation of management’s assessment of internal control over financial reporting required under Sarbanes-Oxley Act Section 404(b) beginning with our annual report for the year ending December 31, 2022.
Effective as of December 31, 2022, we will no longer be an EGC, which will increase our costs and demands on management.
We will cease to be an EGC on December 31, 2022. In addition, as a result of the market value of our common stock held by non-affiliates as of June 30, 2022, we will also qualify as a smaller reporting company and an accelerated filer as of December 31, 2022. We are not required to reflect the change in our reporting status and comply with the associated increased disclosure obligations until our annual report for the year ending December 31, 2022.
Due to our exit from EGC status and our qualification as a smaller reporting company that is also classified as an accelerated filer, we will be subject to certain disclosure and compliance requirements that apply to other public companies that did not previously apply to us due to our status as an EGC. These requirements include, but are not limited to:

•the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002 (“Section 404”); and
•the requirement that we hold a non-binding advisory vote on executive compensation and obtain stockholder approval of any golden parachute payments not previously approved.
We expect that compliance with the additional requirements will increase our legal and financial compliance costs and may cause management and other personnel to divert attention from operational and other business matters to devote increased time to public company reporting requirements. In addition, if we are not able to comply with changing requirements in a timely manner, the market price of our common stock could decline, and we could be subject to sanctions or investigations by The Nasdaq Stock Market LLC, the SEC or other regulatory authorities, which would require additional financial and management resources.
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
The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. We are required, under Section 404 of the Sarbanes-Oxley Act (“Section 404”), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Section 404 also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.
While we have been EGC, our independent registered public accounting firm has not been required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. This exemption will no longer apply to us as of December 31, 2022. Accordingly, beginning with our annual report for the year ending December 31, 2022, we will be required to include an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. Our compliance with Section 404 will require that we incur substantial expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begins its Section 404 reviews, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by The Nasdaq Stock Market LLC, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
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
The market price of our common stock has been and likely will remain volatile. The stock market in general and the market for biopharmaceutical or pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies, including very recently in connection with the ongoing COVID-19 pandemic, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to the ongoing COVID-19 pandemic, may negatively affect the market price of our common stock, regardless of our actual operating performance. As a result of this volatility, you may lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid for the shares. The market price for our common stock may be influenced by many factors, including:
•results of clinical trials of our current and any future drug candidates or those of our competitors;

•the success of competitive drugs or therapies;
•regulatory or legal developments in the United States and other countries;
•developments or disputes concerning patent applications, issued patents or other proprietary rights;
•the recruitment or departure of key personnel;
•the level of expenses related to our current and any future drug candidates or clinical development programs;
•the results of our efforts to discover, develop, acquire or in-license additional drug candidates;
•actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•our inability to obtain or delays in obtaining adequate drug supply for any approved drug or inability to do so at acceptable prices;
•disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•significant lawsuits, including patent or stockholder litigation;
•variations in our financial results or those of companies that are perceived to be similar to us;
•changes in the structure of healthcare payment systems;
•market conditions in the pharmaceutical and biotechnology sectors;
•general economic, industry and market conditions; and
•the other factors described in this “Risk Factors” section.
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
The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, the Russia-Ukraine war has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive.
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
As of June 30, 2022, we had outstanding options to purchase an aggregate of 13,451,517 shares of our common stock at a weighted average exercise price of $4.21 per share and 1,250,000 shares of common stock issuable upon conversion of outstanding Series A convertible preferred stock for no additional consideration. Such Series A convertible preferred stock is convertible any time at the option of the holder thereof subject to the beneficial ownership limitations described in Note 7 to the financial statements contained in this Quarterly Report on Form 10-Q. The exercise of such options and conversion of the Series A convertible preferred stock for shares of our common stock will result in further dilution of your investment and could negatively affect the market price of our common stock. In addition, you may experience further dilution if we issue common stock, or securities convertible into common stock, in the future. As a result of this dilution, you may receive significantly less than the full purchase price you paid for the shares in the event of liquidation.
Concentration of ownership of our common stock among our executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.
Based upon our shares of our common stock outstanding as of June 30, 2022, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 45% of our outstanding common stock.
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
The trading market for our common stock relies, in part, on the research and reports that industry or financial analysts publish about us or our business. We do currently have research coverage offered by four industry or financial analysts, although two analysts have withdrawn research coverage in the last twelve months. We do not have any control over these analysts. If additional analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. If additional analysts cease to cover our stock or fail to regularly publish reports, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.
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
Provisions in our corporate charter and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:
•establish a classified board of directors such that not all members of the board are elected at one time;
•allow the authorized number of our directors to be changed only by resolution of our board of directors;
•limit the manner in which stockholders can remove directors from the board;
•establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;

•require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;
•limit who may call stockholder meetings;
•authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a stockholder rights plan, or so-called “poison pill,” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and
•require the approval of the holders of at least 66 2/3% of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our charter or bylaws.
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
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, or remove our current management. These provisions include:
•authorizing the issuance of “blank check” preferred stock, the terms of which we may establish and shares of which we may issue without stockholder approval;
•prohibiting cumulative voting in the election of directors, which would otherwise allow for less than a majority of stockholders to elect director candidates;
•prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;
•eliminating the ability of stockholders to call a special meeting of stockholders; and
•establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings.
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
Our business plan is to continue to evaluate various acquisitions and strategic partnerships, including licensing or acquiring complementary drugs, intellectual property rights, technologies, or businesses. Any potential acquisition or strategic partnership may entail numerous risks, including:
•increased operating expenses and cash requirements;
•the assumption of additional indebtedness or contingent liabilities;

•assimilation of operations, intellectual property and drugs of an acquired company, including difficulties associated with integrating new personnel;
•the diversion of our management’s attention from our existing drug programs and initiatives in pursuing such a strategic partnership, merger or acquisition;
•retention of key employees, the loss of key personnel, and uncertainties in our ability to maintain key business relationships;
•risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing drugs or drug candidates and regulatory approvals;
•our inability to generate revenue from acquired technology and/or drugs sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs;
•challenges related to integrating acquired businesses or entering into or realizing the benefits of strategic transactions generally; and
•risks associated with potential international acquisition transactions, including in countries where we do not currently have a material presence.
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
__________________________
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

OVID THERAPEUTICS INC.

Date: August 9, 2022	By:	/s/ Jeremy M. Levin
Jeremy M. Levin
Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2022	By:	/s/ Jeffrey Rona
Jeffrey Rona
Chief Business and Financial Officer (Principal Financial and Accounting Officer)