Form 10-Q
period 2022-09-30
Ovid Therapeutics Inc.
filed 2022-11-08
CIK 1636651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒ As of November 4, 2022, the registrant had 70,466,885 shares of common stock, $0.001 par value per share, outstanding.

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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
OVID THERAPEUTICS INC.
Condensed Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$58,257,186	$187,797,532
Marketable securities	79,600,475	—
Prepaid expenses and other current assets	2,640,478	2,681,597
Total current assets	140,498,139	190,479,129

Long-term equity investments	5,951,638	1,631,992
Restricted cash	1,930,253	1,930,753
Security deposit	39,091	96,034
Property and equipment, net	1,159,657	242,757
Right-of-use asset, net	15,177,639	—
Other assets	275,448	164,092
Total assets	$165,031,865	$194,544,757

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,033,066	$7,127,046
Accrued expenses	5,699,233	7,671,275

Long-term liabilities:
Lease liability	16,248,833	—
Total liabilities	22,981,132	14,798,321

Preferred stock, $0.001 par value; 10,000,000 shares authorized; Series A convertible preferred stock, 10,000 shares designated, 1,250 shares issued and outstanding at September 30, 2022 and December 31, 2021	1	1
Common stock, $0.001 par value; 125,000,000 shares authorized; 70,466,885 and 70,364,912 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	70,467	70,359
Additional paid-in-capital	356,084,810	351,033,589
Accumulated other comprehensive loss	(82,792)	—
Accumulated deficit	(214,021,753)	(171,357,513)
Total stockholders' equity	142,050,733	179,746,436
Total liabilities and stockholders' equity	$165,031,865	$194,544,757
See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.
Condensed Consolidated Statements of Operations
(unaudited)

	For The Three Months Ended September 30, 2022	For The Three Months Ended September 30, 2021	For The Nine Months Ended September 30, 2022	For The Nine Months Ended September 30, 2021
Revenue:
License and other revenue	$11,102	$—	$1,456,468	$12,382,779
License revenue - related party	—	—	—	196,000,000
Total revenue	11,102	—	1,456,468	208,382,779
Operating expenses:
Research and development	5,183,253	4,917,393	19,062,192	28,849,969
General and administrative	7,631,705	6,764,341	25,769,525	28,970,053
Total operating expenses	12,814,958	11,681,734	44,831,717	57,820,022
(Loss) income from operations	(12,803,856)	(11,681,734)	(43,375,249)	150,562,757
Other income (expense), net	836,085	2,657	711,009	(49,593)
(Loss) income before provision for income taxes	(11,967,771)	(11,679,077)	(42,664,240)	150,513,164
(Benefit) provision for income taxes	—	(294,829)	—	1,678,532
Net (loss) income	$(11,967,771)	$(11,384,248)	$(42,664,240)	$148,834,632
Net (loss) income per share, basic	$(0.17)	$(0.17)	$(0.61)	$2.15
Net (loss) income per share, diluted	$(0.17)	$(0.17)	$(0.61)	$2.14
Weighted-average common shares outstanding, basic	70,430,554	67,929,894	70,408,657	67,282,495
Weighted-average common shares outstanding, diluted	70,430,554	67,929,894	70,408,657	67,848,033
See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(unaudited)

	For The Three Months Ended September 30, 2022	For The Three Months Ended September 30, 2021	For The Nine Months Ended September 30, 2022	For The Nine Months Ended September 30, 2021
Net (loss) income	$(11,967,771)	$(11,384,248)	$(42,664,240)	$148,834,632
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	7,335	—	(82,792)	—
Comprehensive (loss) income	$(11,960,436)	$(11,384,248)	$(42,747,032)	$148,834,632
See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	1,250	$1	70,364,912	$70,359	$351,033,589	$—	$(171,357,513)	$179,746,436
Stock-based compensation expense	—	—	—	—	1,324,812	—	—	1,324,812
Issuance of common stock from exercise of stock options and employee stock purchase plan	—	—	52,333	14	33,065	—	—	33,079
Net loss	—	—	—	—	—	—	(16,108,056)	(16,108,056)
Balance, March 31, 2022	1,250	1	70,417,245	70,373	352,391,466	—	(187,465,569)	164,996,271
Stock-based compensation expense	—	—	—	—	1,720,217	—	—	1,720,217
Issuance of common stock from exercise of stock options	—	—	2,143	41	109,507	—	—	109,548
Other comprehensive loss	—	—	—	—	—	(90,127)	—	(90,127)
Net loss	—	—	—	—	—	—	(14,588,414)	(14,588,414)
Balance, June 30, 2022	1,250	1	70,419,388	70,414	354,221,191	(90,127)	(202,053,983)	152,147,496
Stock-based compensation expense	—	—	—	—	1,782,043	—	—	1,782,043
Issuance of common stock from exercise of stock options and employee stock purchase plan	—	—	47,497	53	81,576	—	—	81,629
Other comprehensive income	—	—	—	—	—	7,335	—	7,335
Net loss	—	—	—	—	—	—	(11,967,771)	(11,967,771)
Balance, September 30, 2022	1,250	$1	70,466,885	$70,467	$356,084,810	$(82,792)	$(214,021,753)	$142,050,733
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2020	3,250	$3	65,743,170	$65,743	$337,758,007	$—	$(294,192,097)	$43,631,656
Stock-based compensation expense	—	—	—	—	1,320,002	—	—	1,320,002
Issuance of common stock from exercise of stock options and employee stock purchase plan	—	—	44,656	45	150,930	—	—	150,975
Conversion of series A convertible preferred stock to common stock	(2,000)	(2)	2,000,000	2,000	(1,998)	—	—	—
Net income	—	—	—	—	—	—	176,007,307	176,007,307
Balance, March 31, 2021	1,250	1	67,787,826	67,788	339,226,941	—	(118,184,790)	221,109,940
Stock-based compensation expense	—	—	—	—	1,257,344	—	—	1,257,344
Issuance of common stock from exercise of stock options	—	—	46,121	46	130,610	—	—	130,656
Net loss	—	—	—	—	—	—	(15,788,427)	(15,788,427)
Balance, June 30, 2021	1,250	1	67,833,947	67,834	340,614,895	—	(133,973,217)	206,709,513
Stock-based compensation expense	—	—	—	—	1,161,911	—	—	1,161,911
Issuance of common stock from exercise of stock options and employee stock purchase plan	—	—	182,794	183	534,402	—	—	534,585
Net loss	—	—	—	—	—	—	(11,384,248)	(11,384,248)
Balance, September 30, 2021	1,250	$1	68,016,741	$68,017	$342,311,208	$—	$(145,357,465)	$197,021,761
See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021

Cash flows from operating activities:
Net (loss) income	$(42,664,240)	$148,834,632
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Non-cash consideration received in licensing agreement transaction	(945,366)	—
Unrealized loss on equity investment	125,721	—
Interest income and accretion of discount on marketable securities	(821,024)	—
Stock-based compensation expense	4,827,072	3,739,258
Depreciation and amortization expense	327,525	180,128
Amortization of right-of-use asset	614,130	—
Accretion of lease liability	650,089	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(156,221)	(609,244)
Security deposit	56,943	54,592
Related party receivable	—	141,763
Long-term prepaid expenses	—	477,171
Accounts payable	(6,093,980)	(2,283,479)
Accrued expenses	(1,972,044)	(5,109,673)
Deferred revenue	—	(12,382,779)
Related party payable	—	(2,432,192)
Net cash (used in) provided by operating activities	(46,051,395)	130,610,177

Cash flows from investing activities:
Purchase of marketable securities	(108,857,928)	—
Sales/maturities of marketable securities	30,000,000	—
Purchase of long-term equity investments	(2,500,000)	(1,631,992)
Issuance of short-term note receivable	(1,000,000)	—
Purchase of property and equipment	(1,104,440)	(22,050)
Software development and other costs	(251,340)	(5,400)
Net cash used in investing activities	(83,713,708)	(1,659,442)

Cash flows from financing activities:
ATM and other offering costs	—	(21,314)
Proceeds from employee stock purchase plan	168,577	204,678
Proceeds from exercise of options	55,680	611,538
Net cash provided by financing activities	224,257	794,902

Net (decrease) increase in cash and cash equivalents	(129,540,846)	129,745,637
Cash, cash equivalents and restricted cash at beginning of period	189,728,285	72,033,930
Cash, cash equivalents and restricted cash at end of period	$60,187,439	$201,779,567

Non-cash investing and financing activities:
Right-of-use asset obtained in exchange for lease liability	$15,791,769	$—
Conversion of short-term note receivable to long-term equity investment	$1,000,000	$—
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
Historically, the Company’s major sources of cash have been composed of proceeds from various public and private offerings of its capital stock, revenue from collaboration agreements, option exercises and interest income. As of September 30, 2022, the Company had approximately $137.9 million in cash, cash equivalents and marketable securities. Since inception, the Company has generated $222.5 million in revenue, primarily from the Company’s royalty, license and termination agreement (the “Takeda License and Termination Agreement”) with Takeda Pharmaceutical Company Limited (“Takeda”). Historically, the Company has incurred recurring losses, has experienced negative operating cash flows and requires significant cash resources to execute its business plans. The Company has an accumulated deficit of $214.0 million as of September 30, 2022, working capital of $133.8 million and had cash used in operating activities of $46.1 million for the nine months ended September 30, 2022.
The Company recorded net losses of $12.0 million and $42.7 million during the three and nine months ended September 30, 2022, respectively, and expects to incur losses in subsequent periods for at least the next several years and is highly dependent on its ability to find additional sources of funding through either equity offerings, debt financings, collaborations, strategic alliances, licensing agreements or a combination of any such transactions. Management believes that the Company’s existing cash, cash equivalents and marketable securities as of September 30, 2022 will be sufficient to fund its current operating plans through at least the next 12 months from the date of filing of the Company’s Quarterly Report on Form 10-Q. Adequate additional funding may not be available to the Company on acceptable terms or at all. The failure to raise capital as and when needed could have a negative impact on the Company’s financial condition and ability to pursue its business strategy. The Company may be required to delay, reduce the scope of or eliminate research and development programs, or obtain funds through arrangements with collaborators or others that may require the Company to relinquish rights to certain drug candidates that the Company might otherwise seek to develop or commercialize independently.
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
(A) Unaudited Interim Condensed Consolidated Financial Statements
The interim condensed consolidated balance sheet at September 30, 2022, the condensed consolidated statements of operations, comprehensive (loss) income, cash flows, and stockholders’ equity for the three and nine months ended September 30, 2022 and 2021 are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP are condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of its financial information. The results of operations for the three and nine month periods ended September 30, 2022 and 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period. The balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K.
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
(D) Marketable Securities
Marketable securities consist of investments in U.S. treasury instruments which are considered available-for-sale securities. The Company classifies its marketable securities with maturities of less than one year from the balance sheet date as current assets on its consolidated balance sheets. Unrealized gains and losses on these securities that are determined to be temporary are reported as a separate component of accumulated other comprehensive loss in stockholder's equity.
(E) Restricted Cash
The Company classifies as restricted cash all cash pledged as collateral to secure long-term obligations and all cash whose use is otherwise limited by contractual provisions. Amounts are reported as non-current unless restrictions are expected to be released in the next 12 months.
(F) Long-Term Equity Investments
Long-term equity investments consist of an equity investment in the preferred shares of Gensaic, Inc., formerly M13 Therapeutics, Inc. ("Gensaic"), a privately held corporation. The preferred shares are not considered in-substance common stock, and the investment is accounted for at cost, with adjustments for observable changes in prices or impairments, and is classified within long-term equity investments on our consolidated balance sheets with adjustments recognized in other (expense) income, net on our consolidated statements of operations. The Company has determined that the equity investment does not have a readily determinable fair value and elected the measurement alternative. Therefore, the equity investment’s carrying amount will be adjusted to fair value at the time of the next observable price change for the identical or similar investment of the same issuer or when an impairment is recognized. Each reporting period, the Company performs a qualitative assessment to evaluate whether the investment is impaired. The assessment includes a review of recent operating results and trends, recent sales/acquisitions of the investee's securities, and other publicly available data. If the investment is impaired, the Company writes it down to its estimated fair value. As of September 30, 2022 and December 31, 2021, the equity investment had a carrying value of $5.1 million and $1.6 million, respectively.
Long-term equity investments also consist of an equity investment in the common shares of Marinus Pharmaceuticals, Inc. ("Marinus") that were received as non-cash consideration via the terms of a licensing agreement executed between the two companies effective March 2022. The equity shares are marked-to-market at each reporting date with changes in the fair value being reflected in the carrying value of the investment on the Company's consolidated balance sheets and other income (expense) on the Company's consolidated statements of operations. As of September 30, 2022, the equity investment in Marinus had a carrying value of approximately $0.9 million.
(G) Note Receivable
On March 17, 2022, the Company issued a convertible promissory note with a principal amount of $1.0 million to Gensaic. The note included features that permitted the Company to acquire additional equity or to settle the note in cash. In August 2022, the Company signed an agreement with Gensaic which resulted in the conversion of the note into additional equity which was recorded as a long-term equity investment in the condensed consolidated balance sheet. The Company received interest on the convertible promissory note at the rate of 1.5% per annum through the date of conversion.
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
The three levels of the fair value hierarchy are as follows:
•Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities. The Company’s Level 1 assets consisted of investments in a U.S. treasury money market fund and equity securities totaling approximately $46.5 million as of September 30, 2022. The Company's Level 1 assets consisted of money market funds and short-term investments of $187.6 million as of December 31, 2021.
•Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted prices of similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active). Level 2 includes financial instruments that are valued using models or other valuation methodologies. The Company's Level 2 assets consisted of U.S. treasury bills totaling approximately $89.6 million as of September 30, 2022. The Company had no Level 2 assets or liabilities as of December 31, 2021.
•Level 3—Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when their fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. There were no Level 3 assets or liabilities as of September 30, 2022 or December 31, 2021.
The carrying amounts reported in the balance sheets for cash and cash equivalents, other current assets, accounts payable and accrued expenses approximate their fair value based on the short-term maturity of these instruments.
(I) Leases
The Company determines if an arrangement is a lease at inception and recognizes the lease in accordance with ASC 842. Operating leases are included in right-of-use ("ROU") assets, current liabilities, and long-term lease liability in the Company's consolidated balance sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. The Company determines the portion of the lease liability that is current as the difference between the calculated lease liability at the end of the current period and the lease liability that is projected 12 months from the current period. The Company determined that there was no current lease liability for the period ended September 30, 2022, which is due primarily to the free rental period for the Company's Hudson Commons lease.
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
NOTE 3 – CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES
The following tables summarize the fair value of cash, cash equivalents and marketable securities as well as gross unrealized holding gains and losses as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Cash	$1,749,059	$—	$—	$1,749,059
Money market funds	56,508,127	—	—	56,508,127
Marketable securities	79,683,266	—	(82,792)	79,600,474
Total cash, cash equivalents and marketable securities	$137,940,453	$—	$(82,792)	$137,857,661

	December 31, 2021
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Cash	$205,555	$—	$—	$205,555
Money market funds	187,591,977	—	—	187,591,977
Marketable securities	—	—	—	—
Total cash, cash equivalents and marketable securities	$187,797,532	$—	$—	$187,797,532
The Company did not hold any securities that were in an unrealized loss position for more than 12 months as of September 30, 2022 and December 31, 2021.
NOTE 4 – PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS
Property and equipment is summarized as follows:

	September 30, 2022	December 31, 2021
Furniture and equipment	$1,303,094	$504,965
Leasehold improvements	306,313	—
Less accumulated depreciation	(449,750)	(262,208)
Total property and equipment, net	$1,159,657	$242,757
Depreciation expense was $102,071 and $16,497 for the three months ended September 30, 2022 and 2021, respectively. Depreciation expense was $187,541 and $52,974 for the nine months ended September 30, 2022 and 2021, respectively.
Intangible assets, net of accumulated amortization was $275,448 and $164,092 as of September 30, 2022 and December 31, 2021, respectively, and are included in other assets. Amortization expense was $53,348 and $35,681 for the three months ended September 30, 2022 and 2021, respectively. Amortization expense was $139,984 and $127,154 for the nine months ended September 30, 2022 and 2021, respectively.

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
ROU asset and lease liabilities related to the Company's operating lease are as follows:

September 30, 2022
Right-of-use asset	$15,177,639
Current lease liability	—
Long-term lease liability	$16,248,833
The components of operating lease cost for the nine months ended September 30, 2022 were as follows:

September 30, 2022
Operating lease cost	$1,264,219
Variable lease cost	—
Short-term lease cost	—
Future minimum commitments under the non-cancelable operating lease are as follows:

2023	$1,672,886
2024	2,316,303
2025	2,316,303
2026	2,316,303
2027	2,316,303
Thereafter	12,347,235
$23,285,333
NOTE 6 – ACCRUED EXPENSES
Accrued expenses consist of the following:

	September 30, 2022	December 31, 2021
Payroll and bonus accrual	$3,430,534	$3,764,666
Research and development accrual	933,050	1,795,190
Professional fees accrual	500,381	1,564,955
Accrued taxes	284,536	—
Other	550,732	546,464
Total	$5,699,233	$7,671,275
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
In November 2020, the Company entered into a sales agreement (the “2020 ATM agreement”) with Cowen and Company, LLC (“Cowen”), under which the Company may offer and sell in “at the market offerings,” from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $75.0 million through Cowen acting as sales agent. As of September 30, 2022, the Company has not sold any shares of its common stock under the 2020 ATM agreement.
There were 1,250 shares of Series A Preferred Stock outstanding as of September 30, 2022 and December 31, 2021. Each share of Series A Preferred Stock is convertible into 1,000 shares of common stock at any time at the holder’s option. However, the holder will be prohibited, subject to certain exceptions, from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than, at the written election of the holder, either 9.99% or 14.99% of the total number of shares of common stock then issued and outstanding, which percentage may be changed at the holder’s election to any other number less than or equal to 19.99% upon 61 days’ notice to the Company; provided, however, that effective 61 days after delivery of such notice, such beneficial ownership limitations shall not be applicable to any holder that beneficially owns either 10.0% or 15.0%, as applicable based on the holder’s initial written election noted above, of the total number of shares of common stock issued and outstanding immediately prior to delivery of such notice. In the event of a liquidation, dissolution, or winding up of the Company, holders of Series A Preferred Stock will receive a payment equal to $0.001 per share of Series A Preferred Stock before any proceeds are distributed to the holders of common stock.
In March 2021, certain of the Company’s stockholders elected to convert an aggregate of 2,000 shares of Series A Preferred Stock owned by such holders into an aggregate of 2,000,000 shares of the Company’s common stock.
Dividends
Holders of Series A preferred stock are entitled to receive dividends at a rate equal to (on an as-if-converted-to-common stock basis), and in the same form and manner as, dividends (other than dividends in the form of the issuance of common stock) actually paid on shares of common stock. No dividends on the common stock shall be declared and paid unless dividends on the Preferred Stock have been declared and paid. Through September 30, 2022, the Company has not declared any dividends.
NOTE 8 – STOCK-BASED COMPENSATION
The Company's Board of Directors adopted and the Company's stockholders approved the 2017 Equity Incentive Plan (“2017 Plan”), which became effective immediately on May 4, 2017. The initial reserve of shares of common stock under the 2017 Plan was 3,052,059 shares. The 2017 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards, and other forms of stock-based awards. Additionally, the 2017 Plan provides for the grant of performance cash awards. The Company's employees, officers, directors and consultants and advisors are eligible to receive awards under the 2017 Plan. Following the adoption of the 2017 Plan, no further awards will be granted under the Company’s prior plan. Pursuant to the terms of the 2017 Plan, on each January 1st, the plan limit shall be increased by the lesser of (x) 5% of the number of shares of common stock outstanding as of the immediately preceding December 31 and (y) such lesser number as the Board of Directors may determine in its discretion. On January 1, 2022 and January 1, 2021, respectively, an additional 1,000,000 and 3,287,158 shares were reserved for issuance under the 2017 Plan. As of September 30, 2022, there were 3,135,048 shares of the Company’s common stock reserved and available for issuance under the 2017 Plan.
The Company's Board of Directors adopted, and the Company's stockholders approved the 2017 Employee Stock Purchase Plan (the “2017 ESPP”), which became effective immediately prior to the execution of the underwriting agreement related to the Company’s initial public offering on May 4, 2017. The 2017 ESPP allows employees to purchase common stock of the Company at a 15% discount to the market price on designated semi-annual purchase dates. During the three months ended September 30, 2022 and 2021, 37,872 and 26,234 shares were purchased under the 2017 ESPP, and the Company recorded expense of $20,687 and $3,000, respectively. During the nine months ended September 30, 2022 and 2021, 76,455 and 60,490 shares, respectively, were purchased under the 2017 ESPP and the Company recorded expense of $61,882 and $58,968, respectively. The initial reserve of shares of common stock that may be issued under the 2017 ESPP was 279,069 shares. The number of shares of common stock reserved for issuance under the 2017 ESPP will automatically increase on January 1 of each year, beginning on January 1, 2018 and continuing through and including January 1, 2027, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (ii) 550,000 shares or (iii) such lesser number of shares determined by our Board. The Board acted prior to each of January 1, 2021 and January 1, 2022 to provide that there be no increase in the number of shares reserved for issuance under the 2017 ESPP on either such date. As of September 30, 2022, there were 416,607 shares of the Company’s common stock reserved and available for issuance under the 2017 ESPP.
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
Performance-based option awards generally have similar terms, with vesting commencing on the date the performance condition is achieved and expire in accordance with the specific terms of the agreement. At September 30, 2022, there were 150,000 performance-based options outstanding and unvested that include options to be granted upon the achievement of certain research and development milestones.
The fair value of options granted during the three and nine months ended September 30, 2022 and 2021 was estimated using the Black-Scholes option valuation model. The inputs for the Black-Scholes option valuation model require significant assumptions that are detailed in the table below. The risk-free interest rates were based on the rate for U.S. Treasury securities at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected life was based on the simplified method in accordance with the SEC Staff Accounting Bulletin No. Topic 14D. The expected volatility was estimated based on historical volatility information of peer companies that are publicly available.
All assumptions used to calculate the grant date fair value of nonemployee options are generally consistent with the assumptions used for options granted to employees. In the event the Company terminates any of its consulting agreements, the unvested options underlying the agreements would also be canceled.
The Company did not grant any stock options to nonemployee consultants for services rendered during the three months ended September 30, 2022 and 2021. The Company granted no stock options to nonemployee consultants for services rendered during the nine months ended September 30, 2022, and 170,000 during the nine months ended September 30, 2021. There were 130,834 and 186,563 unvested nonemployee options outstanding as of September 30, 2022 and 2021, respectively. Total expense recognized related to nonemployee stock options for the three months ended September 30, 2022 and 2021, was $106,806 and $247,000, respectively. Total expense recognized related to nonemployee stock options for the nine months ended September 30, 2022 and 2021 was $461,913 and $337,000, respectively. Total unrecognized compensation expenses related to the nonemployee stock options was $0.7 million as of September 30, 2022. The Company did not recognize any expense for nonemployee performance-based option awards during the three months or nine months ended September 30, 2022 or 2021.
The Company granted 266,800 and 556,345 stock options to employees during the three months ended September 30, 2022 and 2021, respectively. The Company granted 4,555,641 and 1,392,345 stock options to employees during the nine months ended September 30, 2022 and 2021 respectively. There were 7,010,800 and 4,660,093 unvested employee options outstanding as of September 30, 2022, and 2021, respectively. Total expense recognized related to the employee stock options for the three months ended September 30, 2022 and 2021 was $1.6 million and $0.9 million, respectively. Total expense recognized related to the employee stock options for the nine months ended September 30, 2022 and 2021 was $4.3 million and $3.3 million, respectively. Total unrecognized compensation expense related to employee stock options was $13.0 million as of September 30, 2022. During the three and nine months ended September 30, 2022, the Company recognized $94,000 for employee performance-based option awards. No expense for employee performance-based options was recognized in the same period in 2021.
The Company’s stock-based compensation expense was recognized in operating expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$487,368	$374,577	$1,270,244	$1,263,251
General and administrative	1,294,675	787,334	3,556,828	2,476,007
Total	$1,782,043	$1,161,911	$4,827,072	$3,739,258

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	$1,761,356	$1,159,580	$4,765,190	$3,680,290
Employee Stock Purchase Plan	20,687	2,331	61,882	58,968
Total	$1,782,043	$1,161,911	$4,827,072	$3,739,258

The fair value of employee options granted during the three and nine months ended September 30, 2022 and 2021 was estimated by utilizing the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	Weighted Average	Weighted Average	Weighted Average	Weighted Average
Volatility	86.90%	86.35%	87.17%	83.57%
Expected term in years	6.08	6.01	6.07	6.03
Dividend rate	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	2.90%	0.94%	2.20%	0.81%
Fair value of option on grant date	$1.61	$2.71	$2.13	$1.43
The fair value of nonemployee options granted during the three and nine months ended September 30, 2022 and 2021 was estimated by utilizing the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	Weighted Average	Weighted Average	Weighted Average	Weighted Average
Volatility	0.00%	0.00%	0.00%	80.43%
Expected term in years	0.00	0.00	0.00	6.23
Dividend rate	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	0.00%	—%	0.00%	1.03%
Fair value of option on grant date	$0.00	$0.00	$0.00	$2.49
The following table summarizes the number of options outstanding and the weighted average exercise price:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding December 31, 2021	10,776,758	$4.97	6.07	$2,389,890
Granted	4,555,641	2.89	9.51
Exercised	(25,518)	1.91
Forfeited or expired	(2,293,622)	5.63
Options outstanding September 30, 2022	13,013,259	$4.13	7.63	$56,953
Vested and exercisable at September 30, 2022	5,873,500	$5.30	6.10	$56,192
At September 30, 2022 there was approximately $13.0 million of unamortized share–based compensation expense related to employee and nonemployee grants, which is expected to be recognized over a remaining average vesting period of 2.39 years.
NOTE 9 – INCOME TAXES
The Company’s interim income tax provision consists of U.S. federal and state income taxes based on the estimated annual effective tax rate that the Company expects for the full year together with the tax effect of discrete items. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of September 30, 2022, the Company was in a pre-tax loss position, and is anticipated to remain so throughout the year.
For the three and nine months ended September 30, 2022, the Company did not record a tax provision.
In assessing the realizability of deferred tax assets, management evaluates whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. Management assesses all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, prior earnings history, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Significant weight is given to positive and negative evidence that is objectively verifiable. Based on these factors, including cumulative losses in recent years, the Company continues to maintain a full valuation allowance against its net deferred tax assets as of September 30, 2022.
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
Gensaic Collaboration and Option Agreement
In August 2022, the Company entered into a collaboration and option agreement (the "Collaboration Agreement") with Gensaic. The Collaboration Agreement involves the research and development of phage-derived particle ("PDP") products on Gensaic's proprietary platform for certain central nervous system rare disorder targets.
Under the Collaboration Agreement, Gensaic grants the Company an exclusive option to obtain an exclusive license with respect to certain identified lead PDP products, which are exercisable at any time prior to the expiration of the option period. Once a product is identified by the Company that demonstrates sufficient efficacy, the Company may exercise its option with respect to the specific research program for that PDP product.
The Company shall reimburse Gensaic for Gensaic's research costs related to the specific research plan for PDP products identified, The research plan and budget shall be mutually agreed on by the parties and shall not exceed $3.0 million in any research year. The Company will record these reimbursement payments as research and development costs in the period the research costs are incurred.
If a product is ultimately commercialized under this agreement, the Company shall make tiered royalty payments to Gensaic in the mid-single to low double-digit range based on the net sales of all licensed PDP products during the royalty term. The Company is also responsible for potential tiered milestone payments of up to $452 million based upon the achievement of certain sales milestone events and developmental milestone approvals for three or more products. Gensaic also has the option to become a collaborative partner in the development and commercialization of PDP products in exchange for a fee based on a percentage of the costs incurred by the Company through the date Gensaic exercises its option. The Company would no longer be required to pay Gensaic royalty or milestone payments if Gensaic elects to exercise its option .
The Company may terminate this agreement by providing written notice to Gensaic 90 days in advance of the termination date.
As of September 30, 2022, none of these contingent payments were considered probable.
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
During the nine months ended September 30, 2022, no revenue was recognized pursuant to the Angelini License Agreement. During the nine months ended September 30, 2021 and effective upon termination of the Angelini License Agreement, the Company recognized $12.4 million of revenue consisting of $5.4 million of license revenue related to ongoing trials and the $7.0 million related to the potential 35% funding of the cost for Angelini future trials.
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

During the nine months ended September 30, 2022, no expense was recognized pursuant to the Takeda License and Termination Agreement. During the nine months ended September 30, 2021, the Company recognized a credit in research and development expenses of $2.6 million and recognized $0.1 million in general and administrative expenses representing costs which were reimbursed to the Company from Takeda.
Healx License and Option Agreement
On February 1, 2022, the Company entered into the Healx License and Option Agreement. Under the terms of the Healx License and Option Agreement, Healx has secured a one-year option to investigate gaboxadol (OV101) as part of a potential combination therapy for Fragile X syndrome in a Phase 2A clinical trial, as well as a treatment for other indications, for an upfront payment of $0.5 million, and fees to support prosecution and maintenance of our relevant intellectual property rights. At the end of the one-year option period, Healx has the option to secure rights to an exclusive license under the Company's relevant intellectual property rights, in exchange for an additional payment of $2.0 million, development and commercial milestone payments, and low to mid-tier double digit royalties. Royalties are payable on a country-by-country and product-by-product basis during the period beginning on the date of the first commercial sale of such product in such country and ending on the later to occur of the expiration of patent rights covering the product in such country and a specified anniversary of such first commercial sale.
Healx will assume all responsibility for, and costs of, both development and commercialization of gaboxadol following the exercise of the option. The Company will retain the option to co-develop and co-commercialize the program with Healx, or the Ovid Opt-In Right, at the end of a positive readout of clinical Phase 2B and would share net profits and losses in lieu of the milestones and royalty payments. If the Ovid-Opt-In Right were exercised, the Company would be required to pay Healx 50% of development costs. The Company does not plan to conduct further trials of gaboxadol. The term of the Healx License and Option Agreement will continue until the later of (a) the expiration of all relevant royalty terms, or in the event that Healx does not exercise its option during the option period defined in the Healx License and Option Agreement, or the Option Period, the expiration of such period, or (b) in the event that Healx does exercise its option during the Option Period, and the Company does not exercise the Ovid Opt-In Right during the period of time we have to opt-in, or the Opt-In Period, or the opt-in terms are otherwise terminated, upon the expiration of all payment obligations, or (c) in the event that Healx does exercise the Option during the Option Period, and the Company does exercise the Ovid Opt-In Right during the Opt-In Period, such time as neither Healx nor Ovid is continuing to exploit the gaboxadol. As part of the revised contractual obligations with Lundbeck, Ovid will owe Lundbeck a share of all milestone and royalty payments received from Healx, if the Company does not exercise the Ovid Opt-In Right. If the Company does exercise the Ovid Opt-In Right to co-develop and co-commercialize the program with Healx, the Company will owe a share of the net profit share to Lundbeck.
No revenue was recognized relating to this agreement during the three months ended September 30, 2022. During the nine months ended September 30, 2022, the Company recorded revenue of $0.5 million associated with the Healx License and Option Agreement.
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
The Company recorded revenue and an associated investment in equity securities of approximately $0.9 million related to the patent license agreement on March 18, 2022, based on the price of Marinus common stock on March 1, 2022. The Company had an unrealized gain on the Marinus common stock of $0.2 million and unrealized loss of $0.1 million for the three and nine months ended September 30, 2022, which was recorded as an unrealized loss on equity securities and is reflected in other (expense) income, net in the condensed consolidated statements of operations.
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
The following table summarizes the calculation of basic and diluted net (loss) income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(11,967,771)	$(11,384,248)	$(42,664,240)	$148,834,632
Net income attributable to participating securities	—	—	—	(3,845,373)
Net (loss) income attributable to common stockholders	$(11,967,771)	$(11,384,248)	$(42,664,240)	$144,989,259

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income attributable to common stockholders	$(11,967,771)	$(11,384,248)	$(42,664,240)	$144,989,259
Weighted average common shares outstanding used in computing net income (loss) per share - basic	70,430,554	67,929,894	70,408,657	67,282,495
Dilutive effect of outstanding stock options	—	—	—	565,538
Weighted average common shares outstanding used in computing net income (loss) per share - diluted	70,430,554	67,929,894	70,408,657	67,848,033
Net (loss) income per share, basic	$(0.17)	$(0.17)	$(0.61)	$2.15
Net (loss) income per share, diluted	$(0.17)	$(0.17)	$(0.61)	$2.14
The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options to purchase common stock	13,013,259	10,682,506	13,013,259	10,116,968
Common stock issuable upon conversion of Series A convertible preferred stock	1,250,000	1,250,000	1,250,000	—

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
In October 2022, the FDA cleared our IND for OV329, Ovid's GABA-aminotransferase inhibitor. We intend to initiate a Phase 1 study in healthy volunteers during the fourth quarter of 2022.
We have historically funded our business primarily through the sale of capital stock. Through September 30, 2022, we have raised net proceeds of $275.4 million from the sale of our convertible preferred stock and our common stock. As of September 30, 2022, we had $137.9 million in cash, cash equivalents and marketable securities. We have also, in previous periods, generated revenue through our license and collaboration agreements. As of September 30, 2022, we had an accumulated deficit of $214.0 million.

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

COVID-19 and Other Updates
We have implemented business continuity plans designed to address and mitigate the impact of the ongoing COVID-19 pandemic on our employees and our business. We continue to operate normally with the exception of enabling all of our employees to work in a hybrid environment, productively at home or in the office.
Additionally, the recent trends towards rising inflation may also materially adversely affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of our clinical trial materials and supplies, interest rates and overhead costs may adversely affect our operating results. Rising interest and inflation rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates continue to rise) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, consequences associated with COVID-19 and the ongoing conflict between Russia and Ukraine, and employee availability and wage increases, which may result in additional stress on the Company’s working capital resources.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2022 and 2021
The following table summarizes the results of our operations for the periods indicated:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Change

	(in thousands)
Revenue:
License and other revenue	$11	$—	$11
License revenue - related party	—	—	—
Total revenue	11	—	11
Operating expenses:
Research and development	5,183	4,917	266
General and administrative	7,632	6,764	867
Total operating expenses	12,815	11,682	1,133
Loss from operations	(12,804)	(11,682)	(1,122)
Other income, net	836	3	833
Loss before provision for income taxes	(11,968)	(11,679)	(289)
(Benefit) provision for income taxes	—	(295)	295
Net loss	$(11,968)	$(11,384)	$(584)
Revenue
Nominal revenue was generated in the three months ended September 30, 2022, and no revenue was generated in the same period in 2021.
Research and Development Expenses

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Change

	(in thousands)
Preclinical and development expense	$2,164	$1,418	$746
Payroll and payroll-related expenses	2,208	2,826	(618)
Other expenses	812	674	138
Total research and development	$5,183	$4,917	$266
During the three months ended September 30, 2022, total research and development expenses were $5.2 million compared to $4.9 million for the same period in 2021.
General and Administrative Expenses

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Change

	(in thousands)
Payroll and payroll-related expenses	$3,973	$3,222	$751
Legal and professional fees	1,484	1,839	(355)
General office expenses	2,175	1,703	471
Total general and administrative	$7,632	$6,764	$867
General and administrative expenses were $7.6 million for the three months ended September 30, 2022 compared to $6.8 million for the same period in 2021. The difference of $0.9 million was primarily due to increased stock compensation and bonus expense incurred.

Provision (Benefit) for Income Taxes
There was no tax provision recorded for the three months ended September 30, 2022. The tax benefit recorded for the three months ended September 30, 2021 was $0.3 million, which related to truing up the provision resulting from licensing revenue recognized in the first quarter of 2021.
Other Income, net
Other income, net for the three months ended September 30, 2022 includes unrealized gain (loss) on long-term equity investments and interest earned on marketable securities, and included interest income and other nominal items for the three months ended September 30, 2021.
Comparison of the Nine Months Ended September 30, 2022 and 2021
The following table summarizes the results of our operations for the periods indicated:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	Change

	(in thousands)
Revenue:
License and other revenue	$1,456	$12,383	$(10,926)
License revenue - related party	—	196,000	(196,000)
Total revenue	1,456	208,383	(206,926)
Operating expenses:
Research and development	19,062	28,850	(9,788)
General and administrative	25,770	28,970	(3,201)
Total operating expenses	44,832	57,820	(12,988)
(Loss) income from operations	(43,375)	150,563	(193,938)
Other (expense) income, net	711	(50)	761
(Loss) income before provision for income taxes	(42,664)	150,513	(193,177)
Provision for income taxes	—	1,679	(1,679)
Net (loss) income	$(42,664)	$148,835	$(191,499)
Revenue
Total revenue was $1.5 million during the nine months ended September 30, 2022, recorded in connection with the Marinus and Healx License Agreements. Total revenue was $208.4 million for the nine months ended September 30, 2021, recorded in connection with the Takeda and Angelini License Agreements
Research and Development Expenses

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	Change

	(in thousands)
Preclinical and development expense	$6,947	$15,559	$(8,612)
Payroll and payroll-related expenses	9,473	10,574	(1,101)
Other expenses	2,642	2,717	(75)
Total research and development	$19,062	$28,850	$(9,788)
During the nine months ended September 30, 2022, total research and development expenses were $19.1 million compared to $28.9 million for the same period in 2021. The decrease of $9.8 million was primarily due to the decision to discontinue the clinical study of OV101 in Angelman syndrome and Fragile X syndrome and the termination of the Takeda collaboration agreement for OV935.

General and Administrative Expenses

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	Change

	(in thousands)
Payroll and payroll-related expenses	$12,511	$10,647	$1,864
Legal and professional fees	7,478	13,862	(6,384)
General office expenses	5,780	4,461	1,319
Total general and administrative	$25,770	$28,970	$(3,201)
General and administrative expenses were $25.8 million for the nine months ended September 30, 2022 compared to $29.0 million for the same period in 2021. The decrease of $3.2 million was due to reduced legal and professional fees relating to various agreements and potential business development activity in the prior period, offset by increase in stock-compensation, bonus and other payroll as well as increase in rent and other office expenses associated with the new headquarters space.
Provision (Benefit) for Income Taxes
There was no tax provision recorded for the nine months ended September 30, 2022. The tax provision recorded for the nine months ended September 30, 2021 was $1.7 million, which related to licensing revenue recognized in the first quarter of 2021.
Other (Expense) Income, net
Other (expense) income, net for the nine months ended September 30, 2022 includes unrealized gain (loss) on long-term equity investments and interest earned on marketable securities, and included interest income and other nominal items for the nine months ended September 30, 2021.
Liquidity and Capital Resources
Overview
As of September 30, 2022, we had total cash, cash equivalents and marketable securities of $137.9 million as compared to $187.8 million as of December 31, 2021. The $49.9 million decrease was due to payments relating to licensing and other agreements and long-term equity investments of $8.5 million, and operating expenses totaling $44.8 million for the nine months ended September 30, 2022.
Similar to other development stage biotechnology companies, we have generated limited revenue, which has been through the Takeda License and Termination Agreement and the Angelini License Agreement. With the exception of the three months ended March 31, 2021, when we received the one-time upfront payment of $196.0 million as part of the Takeda License and Termination Agreement, we have incurred losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for the next several years. We recorded net losses of approximately $12.0 million and $11.4 million for the three months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $214.0 million and working capital of $133.8 million.
Future Funding Requirements
We believe that our cash, cash equivalents and marketable securities as of September 30, 2022 are sufficient to fund existing and planned cash requirements through at least the next 12 months from the date of filing of this Quarterly Report on Form 10-Q. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, clinical costs, legal and other regulatory expenses and general overhead costs. We have based our estimates on assumptions that may prove to be incorrect, and we could use our capital resources sooner than we currently expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. We cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability.
As of September 30, 2022, we had no long-term debt and no material non-cancelable purchase commitments with service providers, as we have generally contracted on a cancellable, purchase order basis. We cannot estimate whether we will receive or the timing of any potential contingent payments upon the achievement by us of clinical, regulatory and commercial events, as applicable, or royalty payments that we may be required to make under license agreements we have entered into with various entities pursuant to which we have in-licensed certain intellectual property as contractual obligations or commitments, including agreements with AstraZeneca AB, H. Lundbeck A/S, and Northwestern. Pursuant to these license agreements, we have agreed to make milestone payments up to an aggregate of $279.3 million upon the achievement of certain development, regulatory and sales milestones. These potential contingent payments have not been recognized in these financial statements, given that the timing, probability, and amount, if any, of such payments cannot be reasonably estimated at this time.
In September 2021, we entered into a 10-year lease agreement for our corporate headquarters with a term commencing March 10, 2022, for approximately 19,143 square feet of office space at Hudson Commons in New York, NY. The lease provides for monthly rental payments over the lease term. The base rent under the lease is currently $2.3 million per year. Rent payments commence 10 months following the commencement date of the lease, or January 10, 2023, and continue for 10 years following the rent commencement date. Rent also includes two months of free rent in the 6th and 7th months following the rent commencement date. We issued a letter of credit in the amount of $1.9 million in association with the execution of the lease agreement, which is reflected as restricted cash on the balance sheet. Payment obligations under the lease agreement include approximately $1.1 million in the 12 months subsequent to September 30, 2022 and approximately $23.5 million over the term of the agreement. For additional information see Note 5 of our condensed consolidated financial statements under the heading "Leases."
We have no products approved for commercial sale and have not generated any product revenues from product sales to date. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings and additional funding from license and collaboration arrangements. Except for any obligations of our collaborators to reimburse us for research and development expenses or to make milestone or royalty payments under our agreements with them, we will not have any committed external source of liquidity. To the extent that we raise additional capital through future equity offerings or debt financings, ownership interests may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt and equity financings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. There can be no assurance that such financings will be obtained on terms acceptable to us, if at all. The ongoing COVID-19 pandemic (along with the effects of the war in Ukraine, inflation, rising interest rates, and other economic uncertainty have already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations. If we raise additional funds through collaborations, strategic alliances or licensing agreements with third parties for one or more of our current or future drug candidates, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates or to grant licenses on terms that may not be favorable to us. Our failure to raise capital as and when needed would have a material adverse effect on our financial condition and our ability to pursue our business strategy.
At-the-Market Offering Program
In November 2020, we filed a shelf registration statement on Form S-3 (Registration No. 333-250054) that allows us to sell up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities and/or warrants (the “S-3 Registration Statement”), which includes a prospectus covering the issuance and sale of up to $75.0 million of common stock pursuant to an at-the-market (“ATM”) offering program. As of September 30, 2022, we had $250.0 million available under our S-3 Registration Statement, including $75.0 million available pursuant to our ATM program.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(46,051)	$130,610
Investing activities	(83,714)	(1,659)
Financing activities	224	795
Net (decrease) increase in cash and cash equivalents	$(129,541)	$129,746
Net Cash (Used In) Provided By Operating Activities
Net cash used in operating activities was $46.1 million for the nine months ended September 30, 2022, which consisted of a net loss of $42.7 million and a decrease in accounts payable and accrued expenses of $8.1 million, partially offset by $4.8 million in stock-based compensation expense, $0.1 million, net of other noncash transactions and charges. Net cash provided by operating activities was $130.6 million for the nine months ended September 30, 2021, which resulted from an upfront payment pursuant to the Takeda License and Termination Agreement, offset by operating expenses for the period.
Net Cash Used In Investing Activities
Net cash used in investing activities was $83.7 million for the nine months ended September 30, 2022, which was primarily due to the purchases of marketable securities during the period. A nominal amount was used in investing activities for the nine months ended September 30, 2021.
Net Cash Provided By Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2022 and 2021 was primarily due to proceeds from the exercise of options and purchases of shares under the 2017 employee stock purchase plan.

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
During the nine months ended September 30, 2022, there were no material changes to our critical accounting policies as reported for the year ended December 31, 2021 as part of our Annual Report on Form 10-K, which was filed with the SEC on March 15, 2022. In addition, see Note 2 of our Condensed Financial Statements under the heading “Recent Accounting Pronouncements” for new accounting pronouncements or changes to the accounting pronouncements during the nine months ended September 30, 2022.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The primary objectives of our investment activities are to ensure liquidity and to preserve capital. As of September 30, 2022, we had cash, cash equivalents and marketable securities totaling $137.9 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in institutional market funds that are comprised of U.S. Treasury and U.S. Treasury-backed repurchase agreements as well as treasury notes and high quality short-term corporate bonds.
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
As of September 30, 2022, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recent quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have historically incurred significant operating losses with the exception of net income we reported in 2021 primarily due to a one-time, upfront payment of $196.0 million received pursuant to the royalty, license and termination agreement (the “Takeda License and Termination Agreement”) with Takeda Pharmaceutical Company Limited (“Takeda”). As of September 30, 2022, we had an accumulated deficit of $214.0 million. We expect to incur increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our drug candidates, as well as hiring employees and building our infrastructure.
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
As of September 30, 2022, our cash, cash equivalents and marketable securities were $137.9 million, and we had an accumulated deficit of $214.0 million. We believe that our cash, cash equivalents and marketable securities will fund our current operating plans through at least 12 months from the filing of this Quarterly Report on Form 10-Q. However, our operating plans may change because of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.
We will require more capital in order to advance the preclinical and clinical development, obtain regulatory approval and, following regulatory approval, commercialize our current or future drug candidates. Any additional capital raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our current and future drug candidates. The ongoing COVID-19 pandemic (along with the effects of the war in Ukraine, inflation, rising interest rates, and other economic uncertainty) have already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital. If we do not raise additional capital in sufficient amounts, or on terms acceptable to us, we may be prevented from pursuing development and commercialization efforts, which will harm our business, operating results and prospects.
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
Our NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. Our federal NOLs generated in tax years beginning on or before December 31, 2017, are permitted to be carried forward for only 20 years under applicable U.S. tax law. Under the Tax Cuts and Jobs Act, or the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, federal NOLs incurred in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the utilization of such federal NOLs incurred in taxable years beginning after December 31, 2020, is limited.

In addition, under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” its ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders that own at least 5% of our stock increase their ownership by more than 50 percentage points (by value) over their lowest ownership percentage over a rolling three-year period. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of shifts in our stock ownership (some of which are outside our control). As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income may be subject to limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
For the three months ended September 30, 2022, we recorded no U.S. federal or state income tax provision, based on a pre-tax loss of approximately $12.0 million. As of September 30, 2022, we had available approximately $170.8 million of unused NOL carryforwards for federal and New York state income tax purposes and approximately $163.9 million of unused NOL carryforwards for New York City income tax purposes that may be applied against future taxable income. Our NOL carryforwards are significantly limited such that even if we achieve profitability in future periods, we may not be able to utilize a material portion of our NOL carryforwards and certain other tax attributes, which could have a material adverse effect on our cash flow and results of operations.
Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition, or results of operations.
New tax laws, statutes, rules, regulations, or ordinances could be enacted at any time. For instance, the recently enacted Inflation Reduction Act imposes, among other rules, a 15% minimum tax on the book income of certain large corporations and a 1% excise tax on certain corporate stock repurchases. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted differently, changed, repealed, or modified at any time. Any such enactment, interpretation, change, repeal, or modification could adversely affect us, possibly with retroactive effect. In particular, changes in corporate tax rates, the realization of our net deferred tax assets, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act, as amended by the CARES Act or any future tax reform legislation, could have a material impact on the value of our deferred tax assets, result in significant one-time charges, and increase our future tax expenses.
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
We are very early in our development efforts and all of the drug candidates (including OV329 and OV350), for which we control developmental and commercial responsibility are still in preclinical development. For example, we previously announced that we anticipate filing three investigational new drug (“IND”) applications in three years, beginning in 2022, the first of which was filed in September 2022. We cannot guarantee success of pre-clinical development to achieve all such IND applications or whether FDA will impose clinical holds on any of these INDs. Following IND acceptance, each of our drug candidates will need to be progressed through clinical development in order to achieve regulatory approval, and we will also need to address issues relating to manufacture and supply, which may involve building our own capacity and expertise. In order to commercialize any product that achieves regulatory approval, we will need to build a commercial organization or successfully outsource commercialization, all of which will require substantial investment and significant marketing efforts before we have the ability to generate any revenue from drug sales. We do not have any drugs that are approved for commercial sale, and we may never be able to develop or commercialize marketable drugs.
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
•Physician Payments Sunshine Act, which is part of the PPACA, requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services (“CMS”), information related to: (i) payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals; and (ii) ownership and investment interests held by physicians and their immediate family members;
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
There have been executive, judicial, Congressional and executive branch challenges to certain aspects of the PPACA. For example, President Trump signed Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the PPACA such as removing penalties, effective January 1, 2019, for not complying with the PPACA’s individual mandate to carry health insurance, delaying the implementation of certain PPACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the PPACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create barriers to obtaining access to health insurance coverage through Medicaid or the PPACA. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the “IRA”) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program.It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the PPACA and our business.
Other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute will remain in effect until 2031 unless additional Congressional action is taken. However, COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Congress is also considering additional health reform measures.
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
Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. Additionally, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services ("HHS"), released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. At the state level, legislatures have increasingly passed and implemented regulations designed to control pharmaceutical and biological product pricing, including pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs.
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
As of September 30, 2022, we had 44 full-time employees. As our development and commercialization plans and strategies for our current pipeline of product candidates develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day operations and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational inefficiencies, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future drug candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance, our ability to commercialize drug candidates, develop a scalable infrastructure and compete effectively will depend, in part, on our ability to effectively manage any future growth.
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
However, as of June 30, 2022, in addition to being classified as a “smaller reporting company,” we are classified as an “accelerated filer” pursuant to SEC rules and are required to provide, among other items, an auditor’s attestation of management’s assessment of internal control over financial reporting required under Sarbanes-Oxley Act Section 404(b) beginning with our annual report for the year ending December 31, 2022.
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
As of September 30, 2022, we had outstanding options to purchase an aggregate of 13,013,259 shares of our common stock at a weighted average exercise price of $4.13 per share and 1,250,000 shares of common stock issuable upon conversion of outstanding Series A convertible preferred stock for no additional consideration. Such Series A convertible preferred stock is convertible any time at the option of the holder thereof subject to the beneficial ownership limitations described in Note 7 to the financial statements contained in this Quarterly Report on Form 10-Q. The exercise of such options and conversion of the Series A convertible preferred stock for shares of our common stock will result in further dilution of your investment and could negatively affect the market price of our common stock. In addition, you may experience further dilution if we issue common stock, or securities convertible into common stock, in the future. As a result of this dilution, you may receive significantly less than the full purchase price you paid for the shares in the event of liquidation.
Concentration of ownership of our common stock among our executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.
Based upon our shares of our common stock outstanding as of September 30, 2022, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 45% of our outstanding common stock.
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

OVID THERAPEUTICS INC.

Date: November 8, 2022	By:	/s/ Jeremy M. Levin
Jeremy M. Levin
Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2022	By:	/s/ Jeffrey Rona
Jeffrey Rona
Chief Business and Financial Officer (Principal Financial and Accounting Officer)