Form 10-K
period 2022-12-31
Ovid Therapeutics Inc.
filed 2023-03-13
CIK 1636651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from          to
Commission File Number: 001-38085
__________________________________
Ovid Therapeutics Inc.
(Exact name of Registrant as specified in its charter)
__________________________________

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
Securities registered pursuant to Section 12(g) of the Act: None
_____________________________________
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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-accelerated Filer	☐	Smaller Reporting Company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
As of June 30, 2022, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $124.9 million based on the closing price of the registrant’s common stock on June 30, 2022. The calculation excludes shares of the registrant’s common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant. This determination of affiliate status is not a determination for other purposes.
As of March 10, 2023, there were 70,491,510 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
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

PART I
Item 1. BUSINESS
Overview
Ovid is a biopharmaceutical company that is dedicated to reducing seizures and meaningfully improving the lives of people affected by rare epilepsies and seizure-related neurological disorders. We believe that epilepsy represents a substantial opportunity, both scientifically and commercially. Over the last decade, scientific understanding of the underlying biology of neuronal excitability and the pathophysiology of epilepsy has improved. This understanding of disease, coupled with advances in preclinical research tools, is improving the predictive potential of early research, and thereby, may increase the probability of successful clinical development of anti-seizure medicines ("ASMs"). The large global epilepsy market opportunity reflects the medical and economic potential. Epilepsy therapeutics today represent an $8 billion market globally, which is expected to grow. Evidence supporting the opportunity, includes the number of recent acquisitions of epilepsy assets. These have included acquisitions of rare epilepsy companies with a single, marketed product, which have secured values of greater than one billion dollars. The unmet need of people affected by seizures remains significant, with approximately three million Americans living with epilepsies today.
We have proven capabilities and expertise in the successful clinical development of ASMs. We have applied our knowledge to build a differentiated pipeline of medicines with potential first-in-class or best-in-class drug mechanisms of action ("MoA") to treat seizures. This pipeline has produced two epilepsy programs with potential first-in-class MoAs, and one epilepsy program with a potential best-in-class MoA. These programs include: soticlestat, which is a novel cholesterol 24 hydroxylase inhibitor. Takeda purchased our rights to soticlestat, and is currently evaluating it in two pivotal Phase 3 trials for Dravet syndrome and Lennox Gastaut syndrome. OV350 is a potential first-in-class direct activator of the KCC2 transporter, and is one among many KCC2 activator compounds in our portfolio. OV329 is a next-generation GABA aminotransferase ("GABA-AT") inhibitor that we believe has the potential to be best-in-class. It is currently being evaluated in a Phase 1 study.
Our epilepsy development programs are anticipated to create a range of value-creating milestones in the near- and mid-term for investors.
The Opportunity: Epilepsies and Seizure-Related Neurological Disorders
Although it is one of the earliest known maladies documented by humanity four millennia ago, today epilepsy remains a common, and often intractable, medical diagnosis. Approximately 50 million people globally experience epilepsy, including an estimated three million adults living with epilepsy in the United States.
While modern drug discovery efforts have produced more than 30 anti-seizure medicines over the last 100 years, a substantial number of epilepsy patients, approximately 30 – 40%, continue to experience damaging breakthrough seizures. Many of these individuals suffer from rare forms of epilepsies. The seizures they suffer can have a devastating impact both upon patients and their families, by triggering permanent motor, cognitive and developmental delays, as well as epileptogenesis, which is a cascade of seizures begetting more seizures. Some patients with developmental epileptic encephalopathies experience even greater rates of refractory seizures that are resistant to drug therapy.
With an estimated 70% of epilepsy diagnoses occurring in people less than 20 years of age, the need to treat seizures early and effectively is critical to mitigate worsening and permanent later-life disability. To achieve seizure control, approximately half of patients take a polypharmacy regimen of five or more ASMs, requiring careful management of drug side effects and interactions. The large population of patients requiring multiple drug therapies to control seizures, and persistent rates of breakthrough seizures, signal the urgent need for effective new medicines.
Scientific progress, including the availability of genetic testing, is illuminating the genetic underpinnings of seizures. Today, more than 1,000 genes are already associated with epilepsies. The great unmet medical need and scientific advancements have set the stage for a potential wave of neurotherapeutics, which we believe will be led by anti-seizure medicines.
The Ovid Strategy
The science underlying the discovery and development of new drugs for the brain has changed fundamentally over the last decade. We believe that major developments in the understanding of the biology of these diseases means that key areas of unmet need, including many epilepsies, are now addressable and offer significant medical and commercial potential. Our team has proven expertise in understanding MoAs that underlie seizures and shaping potential therapies to treat rare epilepsies. This know-how affords us an ability to build Ovid in a manner deeply focused on delivering exciting and successive, novel medicines for epilepsies and seizure-related neurological conditions.
Our strategy is to create sustainable, long-term value by advancing a broad pipeline of anti-seizure medicines. Our long-term intent is to complement our current pipeline with additional assets via focused business development activities that will eventually form the basis of a fully integrated epilepsy company with multiple commercial medicines and clinical stage programs. This corporate strategy is underpinned by specific research and development, financial and business development strategies. In addition, our Company seeks to protect shareholder value by creating multiple sources of potential revenue via clinical and commercial milestones from our pipeline, strategic collaborations and partnerships.
Our approach to building an epilepsy franchise has already resulted in success, namely the development and subsequent repurchase of our rights to soticlestat by Takeda. In 2017, we in-licensed a 50% stake in soticlestat for $26 million, and further invested $57 million in designing and executing soticlestat’s early and mid-stage clinical trials. In 2021, following encouraging Phase 2 findings, which we delivered six months ahead of schedule, we entered into a Royalty, License and Termination Agreement ("RLT Agreement") through which we sold back our rights to soticlestat to Takeda. The RLT Agreement provided us with $196 million paid in Q1 2021 and, if soticlestat is approved and successfully commercialized, we are eligible to receive up to $660 million in sales and regulatory milestones payments and up to 20% of potential net sales-based tiered royalty payments. The RLT Agreement provides us with a potential stream of non-dilutive capital. The funds received from this transaction have enabled us to invest in our organization during a period when we believe the cost of capital would have been unduly expensive.
In 2022, as we committed to our focus on rare epilepsies and seizure-related disorders, we conducted a strategic pipeline and organizational review. This led to a decision to out-license or terminate non-core programs, which we are in the process of executing. In addition, we determined and subsequently executed a reshaping of the organization, which led to a workforce reduction of approximately 20%.
Expert Team and Customized Infrastructure
As a result of the strategic changes implemented in 2022, we have built a highly specialized and focused infrastructure that we believe will support us in our chosen area of epilepsies and make us a partner of choice for leading biopharmaceutical companies that wish to pursue valuable drug candidates or research platforms in seizure-related neurological conditions. This infrastructure spans the critical domains of research, development, delivery and commercial and market access strategy.
We have recruited a diverse team of professionals with subject-matter expertise in seizures and neurological conditions. This includes epileptologists, physicians, academic scientists, commercial and biopharmaceutical industry leaders. In total, we have five individuals with M.D. degrees and 13 professionals with Ph.D. degrees specializing in the sciences. Our operational and commercial leaders have extensive experience fostering market access and sales for leading neurological medicines. In total, our team’s collective professional experience has involved the successful development or commercial launch of 25 CNS medicines, including several epilepsy products.
Our cohesive focus in epilepsies and seizures, reinforced by our professional experience and pipeline of differentiated assets, gives us confidence we can succeed in our mission.
Research & Development Strategy
We pursue research and development for epilepsies and seizure-related disorders in a manner that is scientifically driven, patient focused, and which is enhanced by business development and academic collaborations. Whereas some epilepsy developers expressly focus on one biological target, we believe multiple MoAs are needed to treat the heterogeneous causes of seizures. Accordingly, our pipeline seeks to amass and develop a unique set of compounds and mechanisms that will collectively become a differentiated, leading epilepsy franchise.
Pipeline Focus
We cultivate a pipeline that utilizes a range of potential first-in-class or potential best-in-class MoAs to intercept and mitigate the neuronal excitability that causes seizures. The pipeline includes novel small-molecules compounds and genetic therapies, including antisense oligonucleotides, to treat rare, genetic seizure disorders. Collectively, our differentiated pipeline contains multiple potential value-creating drug programs.

Since we were founded in 2014, three potential MoAs to reduce seizures have emerged from our development efforts. Our portfolio of distinct development programs endeavors to maximize therapeutic opportunities by treating different types of seizures and underlying causes of neuronal hyper-excitability, while simultaneously mitigating potential risks that could occur from unforeseen setbacks associated with any single program. Our development programs seek to pursue the objective of delivering powerful seizure reduction while also striving for safe and well-tolerated side effect profiles. For epilepsy patients and clinicians who must regularly manage side effects associated with polypharmacy regimens, it is preferable to have medicines that are well tolerated and exhibit few drug-drug interactions.
Our drug development approach generally seeks rare, resistant epilepsies as initial “sentinel” indications. Pursuing rare seizure conditions can enable us to demonstrate the rapid proof-of-concept for our compounds in resistant epilepsies, while additionally exploring efficient regulatory pathways and incentives. Case studies of the life-cycle management for prior anti-seizure medicines suggest that demonstration of refractory seizure reduction is often indicative of therapeutic effect in more common and tractable seizure types. Simply put: effective therapeutic outcomes in highly resistant seizures often bodes well for treating conditions with similar, but less severe seizure types.
As the field of anti-seizure medicine advances, we believe connections may be established between the root cause of seizures and other neurological conditions affecting larger populations. Our strategy focuses initially on evaluating our investigational medicines for pathways and targets impacting rare seizure conditions. If effective in rare disease, our intent is to explore expanding on that success to broader conditions of the brain for which the MoA may hold therapeutic relevance. Accordingly, in the future, we expect to be able to extend our knowledge and drug programs to other neurological conditions. This approach is supported by research indicating that more than ten ASMs are used in treatment of other (non-epilepsy) neurological diseases today.
Scientifically Driven
We take a scientifically driven approach to identify promising drug candidates for our pipeline. We are building our portfolio based on the existence of known biological rationales in excitability that are often associated with validated targets, and clear endpoints, such as seizures, for study in clinical trials. Leveraging our deep understanding of neurology, we identify differentiated MoAs for initial drug candidates. As we advance our drug candidates through nonclinical and clinical evaluation, we apply a systematic approach for de-risking compounds using emerging tools, animal models and trial designs. This paradigm is continuously informed and refined with emerging scientific and clinical insights to strengthen and de-risk development for prospective programs and trials.
Specifically, our approach is driven by the following scientific principles:
•Pursuit of validated and emerging targets. Because the underlying etiology and presentation of seizures is broad and varied, multiple drug MoAs will continue to be needed to treat epilepsy. We are building a pipeline of therapeutic development programs representing distinct MoAs, including validated and emerging biological targets in epilepsy. We seek to target biological pathways or genes for which proof-of-concept has been established via in vitro or animal models. Additionally, we prioritize targets that are uniquely expressed in the central nervous system, such as: cholesterol 24 hydroxylase, GABA-AT, and KCC2 co-transporters.
•Blood brain barrier ("BBB") penetrant. The brain is one of the most difficult organs in the body to treat, in part due to the challenge of penetrating the blood brain barrier. Ovid’s drug development programs include potential small molecule therapies that demonstrate penetration of the BBB as well as antisense oligonucleotides.
•Clinically translatable preclinical models. Recent advances in genetics enable us to employ predictive in vitro and in vivo genetic models of certain epilepsies and seizure-related disorders. We believe these predictive models will allow us to evaluate and observe a drug candidate’s potential activity prior to initiation of human trials. Applying these models, we believe we will be able to select the most relevant indication and seizure endpoints for our studies and increase the potential for clinical success.
•Clear primary endpoints and scales. We primarily focus on disorders that are characterized by epilepsy-related symptoms and seizures. Many seizure types afford clear observable endpoints and biomarkers that help capture and measure evidence of the clinical impact of our drug candidates. Our team of development experts has extensive experience designing scales to measure other symptoms common among seizure-disorders, such as cognitive declines, movement deficiencies and behavioral manifestations. These skills support our desire and ability to develop medicines that may provide a clinical benefit across multiple aspects of patient health.
•Trial design enables early observation of proof-of-concept. By employing clinical endpoints that are highly relevant and designed to detect meaningful clinical benefits, we anticipate that many of our studies may provide early proof-of-concept in clinical development, thereby directing the use of our capital to projects with higher probability of later-stage success.
•Motivated and accessible patient populations. We are targeting our programs for disorders with motivated and accessible patient populations. We believe that the patients and caregivers affected by epilepsies and seizure disorders have increasing access to diagnostics and genetic testing. Additionally, many are avid users of social media, through which they learn new insights about their conditions and share relevant information and experiences. We conduct patient disease community outreach and activities on digital platforms to efficiently identify new patients for our clinical trials, raise disease awareness and help connect with patients and caregivers.
Pipeline Enhanced with Disciplined Business Development & Academic Collaborations
To support our strategy, we plan to enhance and expand our pipeline to include additional indications, therapeutic assets and technologies. We intend to facilitate our pipeline expansion via two, complementary efforts: (1) internal research and development efforts in collaboration with external leaders in the field and academic collaborators; and (2) business development activities to in-license or partner assets in our chosen area of seizures.
Ovid conducts limited internal drug discovery, which helps us maintain lower costs for laboratory facilities. Instead, we seek to identify compounds with what we believe is untapped value sitting in other organizations’ pipelines and look to in-license or enter into collaborative agreements to secure such assets and advance clinical development. This strategy directs our efforts where we excel at creating value, which is specifically shaping translational and clinical-stage development in our therapeutic area. An integral part of our process is establishing collaborations with academic research centers to support translational expertise for our programs.
We believe that we are well positioned to execute on our business development strategy due to the extensive experience and networks of our management team. Specifically, members of our executive team have had extensive business development careers in the biopharmaceutical industry. Collectively, our senior management has transacted hundreds of in-licensing deals and collaborations.
Patient Focused
Ovid is developing product candidates that we believe have the potential to transform the lives of individuals affected by epilepsies and related neurological disorders. We believe that our therapeutic candidates may be able to meaningfully reduce harmful seizures, mitigate burdensome symptoms, and potentially alter the progression of disease, especially if they can be administered early in life in progressive epilepsy conditions.
Patient communities are critical to informing every aspect of our approach. Each disorder for which we are developing potential neurotherapeutics is a condition that carries serious risk of morbidity and requires extensive and specialized involvement from the patients’ families, caregivers, physicians and from patient advocacy groups.
Our strategy is enhanced by the following patient focused principles:
•pursue under-addressed rare conditions that can be evaluated via scaled clinical trials;
•develop close relationships with patient communities, caregivers, families, disease foundations and key opinion leaders, to better understand the history of these disorders, raise awareness, identify patients and facilitate enrollment of clinical trials;
•identify clinically meaningful endpoints, including seizures, cognitive and behavioral scales that are based on input from the patient communities and their physicians and caregivers; and
•develop digital capabilities to be deeply informed and engaged with the patient communities we serve.

Financial Strategy
We are focused on delivering long-term value for shareholders. Our financial strategy seeks to apply our capital in a focused manner to advance a differentiated pipeline of anti-seizure medicines, which we believe may generate multiple value-creating milestones from data and ultimately, commercial sales.
Management believes that we have a sufficient cash runway to fund the operations of Ovid into the first half of 2025. If soticlestat is successfully approved and commercialized by Takeda, we will be eligible to receive additional capital, via potential milestone payments and royalties. These potential payments may provide a future source of non-dilutive capital to contribute to funding our operations and business development activities.
Ovid Pipeline
Our efforts have already brought drug candidates from proof-of-concept into human clinical trials. Today, we are one of the few epilepsy-focused companies that has researched and developed three distinct MoAs to target seizures. We believe this pipeline of potential first-in-class or potential best-in-class mechanisms differentiates us and provides the basis of an attractive franchise of potential small molecule epilepsy medicines.
The following table (Figure 1) sets forth our drug candidate programs and their development status, MoA, and anticipated near-term milestones:
Figure 1. Ovid Therapeutics Pipeline

Soticlestat: Eligible for Financial Stake Due to RLT Agreement with Takeda Pharmaceuticals
We retain significant financial interest in soticlestat, a novel cholesterol 24 hydroxylase (CH24H) inhibitor for the potential treatment of patients with resistant epilepsies, following our role in its successful early and mid-stage development program. We believe soticlestat has the potential to become a first-in-class compound targeting the metabolism of cholesterol in the brain. It has been shown to gradually reduce inflammation in the brain as well as indirectly acting on the N-methyl D-aspartate (NMDA) pathway. We believe that this dual mechanism plays an important role in modulating excitatory signals involved in epilepsy, and thereby suppressing seizures.
Soticlestat is currently being studied by Takeda Pharmaceuticals in two global, pivotal Phase 3 trials for people with Lennox Gastaut syndrome (LGS) and Dravet syndrome (DS). Takeda has stated in the first quarter of 2023, that if these studies are successful, it anticipates submitting new drug applications ("NDAs") to support soticlestat in these indications in its fiscal year 2024 (April 2024 – March 2025).
If soticlestat secures regulatory approval and is commercialized, under the RLT Agreement, we are eligible to receive regulatory and commercial milestones payments of up to $660 million, in addition to potential net sales based tiered royalties of up to 20%. Royalty payments are eligible on net sales across all regions and all future indications. The milestones payments do not include an initial upfront payment that we received in March 2021 of $196 million.
Background on Takeda Royalty, License & Termination Agreement
The soticlestat development program began in January 2017 as a license and collaboration agreement between us and Takeda for rare epilepsies. Under this original agreement, Ovid held a 50% ownership stake in soticlestat and Takeda retained the remaining 50%. Following a successful Phase 2 development program led by us, in March 2021 we entered into the RLT Agreement. Under the terms of the RLT Agreement, we terminated our original collaboration agreement with Takeda, and Takeda subsequently secured an exclusive license and intellectual property rights to repurchase our 50% share in soticlestat. In exchange, we received an upfront payment of $196 million.. In addition, if soticlestat achieves regulatory approval, and is successfully commercialized, we are eligible to receive up to an additional $660 million in regulatory and commercial milestone payments and potential tiered royalties on net sales of soticlestat at percentages ranging from the low double-digits up to 20%, subject to standard reductions in certain circumstances. Royalties are payable on a country-by-country and product-by-product basis during the period beginning on the date of the first commercial sale of such product in such country and ending on the later to occur of the expiration of patent rights covering the product in such country and a specified anniversary of such first commercial sale.
As a result of this agreement, Takeda secured all the global rights to develop and commercialize soticlestat for the treatment of developmental and epileptic encephalopathies, including Dravet syndrome and Lennox Gastaut syndrome. In addition, Takeda has assumed responsibility for all development and commercialization costs associated with soticlestat. We have no ongoing costs or obligations.
OV329 – A next-generation GABA-AT inhibitor
OV329 is an investigational, next-generation GABA-AT inhibitor that we are developing for the treatment of adult and pediatric epilepsy disorders. OV329 represents a potential best-in-class GABA-AT inhibitor designed to supplant vigabatrin, which is an approved therapeutic in the United States and European Union for the treatment of infantile spasms. Sabril (vigabatrin) has demonstrated substantial seizure reduction, which led to sales of more than $300 million by Lundbeck in the United States alone. However, its clinical and commercial use has been limited by lack of a therapeutic window. Specifically, vigabatrin has generated deleterious ocular effects in some patients, including retinal degradation and irreversible vision loss that led to significant post-market restrictions and monitoring.
We believe OV329 to be an improved GABA-AT inhibitor with a different chemical structure than vigabatrin. OV329 potentially delivers increased potency and efficiency in the target binding site and has been shown in our preclinical research to be more than 200-fold more potent. If this preclinical data is confirmed in a clinical setting, we believe that OV329 has the potential to provide (in comparison to vigabatrin):
• seizure reduction efficacy;
•an improved safety profile; and
•preferred (lower) dosing.
A benefit of our OV329 program is that it acts upon a validated drug target for seizures. Specifically, it works by substantially reducing the activity of GABA-AT, a key enzyme responsible for the degradation of the brain’s major inhibitory neurotransmitter, GABA. OV329 leads to increased concentrations of GABA by inhibiting its metabolism. Given that epilepsy is characterized by excessive neuronal excitation, the increased levels of GABA may suppress this excitatory signaling and may reduce seizures.
Six animal seizure models presented at medical conferences in 2022 demonstrate the seizure reduction potential of OV329 (see Figure 2). These findings in both chronic and acute seizure models provide additional confidence about the therapeutic potential of OV329 in humans.

Figure 2. Six preclinical models reaffirm OV329 seizure reduction activity, including resistant seizure models
To further support OV329’s potential clinical development, our preclinical efforts sought to extensively characterize its safety and tolerability profile, including any potential ocular effects. We used a clinically translatable rodent model of albino Sprague-Dawley rats to determine if any ocular changes could be observed associated with the predicted therapeutic doses of OV329 and vigabatrin, as compared to placebo. This rodent model is an accepted proxy by the U.S. FDA for the ocular effects seen in humans treated with vigabatrin. Figure 3 demonstrates the results of our research.
After 45 days of dosing with the therapeutic dose of vigabatrin and an expected therapeutic dose of OV329 (3 mg/kg), the model showed no ocular effect in animals taking OV329, whereas disruption in retinal cells was seen in animals taking the therapeutic dose of vigabatrin (300 mg/kg). In this model, OV329’s ocular profile appears similar to placebo, and no disruption to the retina was seen at the anticipated therapeutic dose. These models must be confirmed in human studies, though they lead us to believe that OV329 may offer significant seizure reduction benefit with a therapeutic window not provided by vigabatrin.
Figure 3. No ocular changes seen in rodents treated with expected therapeutic dose of OV329 (3 mg/kg)
In the second half of 2022, our Investigational New Drug Application (IND) for OV329 was cleared by the U.S. Food and Drug Administration (FDA) and subsequently, we initiated a Phase 1 trial. That study is currently ongoing at Duke University School of Medicine and will be conducted in two parts, including: a single-ascending dose and a multiple-ascending dose portion. Endpoints will evaluate the pharmacokinetic profile, safety, tolerability and target engagement associated with escalating doses of OV329 in healthy volunteers. We expect to have complete findings of this study in the first half of 2024, including anticipated target engagement levels as measured by magnetic resonance spectrometry (MRS). Previous studies have reported MRS measurement of GABA concentration levels increase following treatment with

GABA-AT inhibitors, which has been shown to correlate with seizure reduction efficacy in prior GABA-AT inhibitor programs. If OV329 proves to effectively engage the target and exhibits a tolerable safety profile in the Phase 1 study, these metrics may inform mid-to-late-stage development of the program.
Upon results from the Phase 1 program, we anticipate OV329 could be further studied for the treatment of seizures associated with Tuberous Sclerosis Complex, Infantile Spasms, and other epilepsies associated with focal onset seizures. If the safety and efficacy profile of OV329 is positive, we will also consider lifecycle management strategies in broader epilepsy indications.
OV329 entered our pipeline in December 2016, when we entered into an exclusive, worldwide license agreement with Northwestern University. The composition of matter patent for OV329 expires in 2036, excluding any potential regulatory extensions. We have also filed, and own, multiple patent families directed to the synthesis of OV329 and methods of treatment with OV329.
Portfolio of KCC2 Transporter Activators, Including OV350
We in-licensed a large portfolio of compounds from AstraZeneca in December 2021 that are direct activators of a biological target expressed exclusively in the central nervous system: the K-Cl co-transporter (KCC2). We believe this portfolio represents the only small molecule program in the biopharmaceutical industry that directly activates the KCC2 transporter. KCC2 is a channel that regulates chloride homeostasis in neurons, and thereby is potentially important in the control of neuronal excitability and seizures. The portfolio includes a lead compound, OV350, and several other compounds that we believe are suitable for pharmaceutical development. We intend to analyze multiple candidates from the KCC2 portfolio for development in epilepsy as well as other possible neurological conditions associated with behavior, neuropathic pain or neurodegeneration.
In vivo proof-of-concept studies in animals have established that restoring KCC2 activity leads to reduced seizure sensitivity and seizure-induced mortality. In one preclinical model, designed to mimic the acute seizure state of status epilepticus (SE), OV350 terminated status and restored the efficacy of diazepam in SE seizures, whereas diazepam treatment alone failed to halt the seizures. Preclinical mechanistic studies have also demonstrated that OV350 was well- tolerated and did not induce sedation. These findings must now be studied and demonstrated in humans.
In 2022, we evaluated several compounds in the KCC2 portfolio and began optimizing the lead candidate, OV350, for multiple possible formulations. Our desire is to achieve both intravenous and oral administration formulations for OV350. Dual formulations are optimal for patients who are treated acutely in the hospital and need to maintain seizure reduction in an out-patient setting. As we advance the program, we will continue to conduct preclinical experiments to inform the development of other compounds from the portfolio, for epilepsies and other neurological conditions. It is our expectation that the first IND from the program will be submitted in 2024. The library of early-stage small molecules that target the KCC2 transporter, including OV350, are included in a pending composition-of-matter application that was filed globally and, if issued, will expire in, 2041 excluding any potential regulatory extensions.
Genetic Research Programs
The majority of our development activities are dedicated to small molecule programs. However, we believe that genetic medicine will play an important role in the long-term future of treating genetic epilepsies and neurological disorders. Accordingly, we engage in appropriately scaled, early-stage research programs with certain collaborators, including Gensaic, a next-generation gene therapy developer (see description in License & Collaboration section below).
OV815 and OV825
In 2022, we continued to progress candidates for antisense oligonucleotide (ASO) and RNAi medicines as part of our collaboration with Columbia University, including research programs OV815 and OV825. OV815 focuses on the mutations associated with KIF1A-associated neurological disorder (KAND). Research has harnessed phenotype mapping and identified potential sequences that target a significant number of mutations associated with KAND. Similarly, OV825 has advanced to potential candidate lead identification for the rare neurodevelopmental condition HNRNPH2. Also known as Bain Syndrome, HNRNPH2 is an X linked gene, and most affected individuals are females. Patients with de novo mutations have delayed psychomotor development, intellectual disability, severe language impairment, seizures, behavioral abnormalities, acquired microcephaly, and feeding problems with poor overall growth. We have sought a RNAi therapy approach to target the mutant form of the HNRNPH2 protein that mislocalizes to the cytoplasm in cells from affected individuals. By year-end 2023, we anticipate reaching a critical mass of research to be able to make "go" or "no-go" decisions on these programs.
OV882
OV882 is a short hairpin RNA that we are evaluating as a potential disease-modifying gene therapy for Angelman syndrome. The most common cause of Angelman syndrome is the loss of functional UBE3A protein due to a defect in the maternal copy of the UBE3A gene. Our aim is to develop a disease-modifying vector that reduces expression of UBE3A-antisense and restores UBE3A expression via the paternal gene copy. We are in early stages of our research with OV882, and we benefit from robust natural history and baseline data from a prior clinical trial that we conducted with gaboxadol in Angelman syndrome. From this prior program, we have deep knowledge of the Angelman condition and retain ownership of baseline data from clinical trials with approximately 100 Angelman patients. We expect that these proprietary insights will aid our OV882 program.
Phage-Based Scaffolds: Gensaic Research Collaboration
In August 2022, we entered into a research collaboration with Gensaic (Gensaic Collaboration Agreement), a private biotech company that is developing gene therapies. Specifically, Gensaic is applying phage-display science that uses M13 phages as platforms to deliver genetic sequences. Though still in its nascence, we believe phage-based scaffolds may offer significant advantages for the delivery of genes, as compared to the current platform alternatives of adeno-associated viral (AAV) vectors.
AAV gene therapies are not optimal for treating neurological conditions. Specifically, AAV gene therapies have limited cloning capacity, which restricts their use for delivering large genetic cargo. Additionally, they are immuno-reactive, have poor BBB permeability, and provide relatively poor tropism to target cells. In contrast, we believe phages offer the potential to: deliver larger genes (up to 20kb); be engineered to cross the BBB and deliver cargo to specific cell types; avert the immune system response to enable redosing; and be produced in more cost effective manner. As a result, we believe phage-based gene therapy has an improved potential for the treatment of genetic epilepsies and neurological diseases. We can pursue up to three genetic targets in collaboration with Gensaic.
License and Collaboration Agreements
2022 Research Collaboration and Equity Investment in Gensaic
Under the terms of an equity agreement we entered into as an investor in Gensaic, we invested a total of $5.1 million in exchange for convertible preferred stock in Gensaic. We also entered into the Gensaic Collaboration Agreement to potentially develop up to three genetic medicines for neurological indications of interest to us, harnessing Gensaic’s proprietary PDP platform. Gensaic retains full rights to its platform technology. We will have commercial rights to license and develop any resulting phage-derived gene therapies that emerge from this collaboration subject to agreed-upon terms. We also retained rights to invest in future equity financing rounds.
2022 Out-License Agreement with Marinus Pharmaceuticals
On March 1, 2022, we entered into an exclusive patent license agreement with Marinus, ("Marinus License Agreement"). Under the Marinus License Agreement, we granted Marinus an exclusive, non-transferable (except as expressly provided therein), royalty-bearing right and license under certain Ovid patents relating to ganaxolone to develop, make, have made, commercialize, promote, distribute, sell, offer for sale and import licensed products in the territory (which consists of the United States, the European Economic Area, United Kingdom and Switzerland) for the treatment of CDKL5 deficiency disorders. Following the date of regulatory approval by the FDA of the first licensed product in the territory, which was received on March 18, 2022, Marinus issued, at the Company's option, 123,255 shares of Marinus common stock, par value $0.001 per share. The Marinus License Agreement also provides for payment of royalties from Marinus to us in single digits on net sales of each such licensed product sold.
2022 License and Option Agreement with Healx
On February 1, 2022, we entered into an exclusive license option agreement ("Healx License and Option Agreement") with Healx, Ltd. Under the terms of the Healx License and Option Agreement, Healx has secured a one-year option to investigate gaboxadol (OV101) as part of a potential combination therapy for Fragile X syndrome in a Phase 2A clinical trial, and as a treatment for other indications, for an upfront payment of $0.5 million, and fees to support prosecution and maintenance of our relevant intellectual property rights. In February 2023, we amended the Healx License and Option Agreement to extend the option period by three months. At the end of the option period, Healx has the option to secure rights to an exclusive license under our relevant intellectual property rights, in exchange for an additional payment of $2.0 million, development and commercial milestone payments, and low to mid-tier double digit royalties. Royalties are payable on a country-by-country and product-by-product basis during the period beginning on the date of the first commercial sale of such product in such country and ending on the later to occur of the expiration of patent rights covering the product in such country and a specified anniversary of such first commercial sale.
Healx will assume all responsibility for, and costs of, both development and commercialization of gaboxadol following the exercise of the option. We will retain the option to co-develop and co-commercialize the program with Healx, or the Ovid Opt-In Right, at the end of a positive readout of clinical phase 2B, in which case, and would share net profits and losses in lieu of the milestones and royalty payments. We do not plan to conduct further trials of gaboxadol. The term of the Healx License and Option Agreement will continue until the later of (a) the expiration of all relevant royalty terms, or in the event that Healx does not exercise its option during the option period defined in the Healx License and Option Agreement, or the Option Period, the expiration of such period, or in the event that Healx does exercise its option during the Option Period, and we do not exercise the Ovid Opt-In Right during the period of time we have to opt-in, or the Opt-In Period, or the opt-in terms are otherwise terminated, upon the expiration of all payment obligations, or (c) in the event that Healx does exercise the Option during the Option Period, and we do exercise the Ovid Opt-In Right during the Opt-In Period, such time as neither Healx nor Ovid is continuing to exploit gaboxadol. As part of the contractual obligations with Lundbeck, we will owe Lundbeck a share of all milestone and royalty payments received from Healx, if we do not exercise the Ovid Opt-In Right. If we exercise the Ovid Opt-In Right to co-develop and co-commercialize the program with Healx, we will owe a share of the net profit share to Lundbeck.
License Agreement with H. Lundbeck A/S
In March 2015, we entered into a license agreement with Lundbeck, which we subsequently amended in May 2019, July 2020 and February 2022. As part of the Lundbeck agreement, we obtained from Lundbeck an exclusive (subject to certain reserved non-commercial rights), worldwide license to develop, manufacture, and commercialize OV101, also known as gaboxadol, for the treatment of human disease.
We subsequently closed our OV101 (gaboxadol) program in Angelman syndrome in early 2021. On February 1, 2022, we entered into Amendment No. 3 to the Lundbeck agreement, or Amendment No. 3, to permit our performance under the Healx License and Option Agreement. Under the terms of Amendment No. 3, if Healx exercises its option, we will owe Lundbeck a share of all milestone and royalty payments received from Healx, if we choose not to exercise the Ovid Opt-In Right. If we choose to exercise the Ovid Opt-In Right, co-develop and co-commercialize the program with Healx, we will owe a share of the net profit share to Lundbeck.
2021 Exclusive In-Licensing Agreement with AstraZeneca
On December 30, 2021, we entered into an exclusive license agreement, or the AstraZeneca Exclusive License Agreement, with AstraZeneca. Under the terms of the AstraZeneca Exclusive License Agreement, we have obtained worldwide rights to a portfolio of early-stage, small molecule compounds targeting the KCC2 transporter, including our lead compound, OV350. In exchange for an upfront payment of $5.0 million in cash and $7.3 million in shares of our common stock to AstraZeneca, we are responsible for using commercially reasonable efforts to carry out all future development and commercialization of KCC2 transporter activators in epilepsies and potentially other neuropathic conditions. We are obligated to pay AstraZeneca potential clinical development milestones of up to $8.0 million, regulatory milestones of up to $45.0 million and total commercial milestones of up to $150.0 million, as well as tiered royalty payments ranging from the single digits up to ten percent on net sales. At the time of proof of clinical efficacy, AstraZeneca will have the right of first negotiation to opt in to co-develop and co-commercialize KCC2 transporter activators with Ovid. The license option will continue until the expiration of all relevant royalty terms.
Northwestern License
In December 2016, we entered into a license agreement with Northwestern, pursuant to which Northwestern granted us an exclusive, worldwide license to patent rights in certain inventions, or the Northwestern Patent Rights, which relate to a specific compound (OV329) and related methods of use for such compound, along with certain Know-How related to the practice of the inventions claimed in the Northwestern Patents.
Under the Northwestern agreement, we were granted exclusive rights to research, develop, manufacture and commercialize products utilizing the Northwestern Patent Rights for all uses. We have agreed that we will not use the Northwestern Patent Rights to develop any products for the treatment of cancer, but Northwestern may not grant rights in the technology to others for use in cancer. We also have an option, exercisable during the term of the agreement to an exclusive license under certain intellectual property rights covering novel compounds with the same or similar MoA as the primary compound that is the subject of the license agreement. Northwestern has retained the right, on behalf of itself and other non-profit institutions, to use the Northwestern Patent Rights and practice the inventions claimed therein for educational and research purposes and to publish information about the inventions covered by the Northwestern Patent Rights.
Upon entry into the Northwestern agreement, we paid an upfront non-creditable one-time license issuance fee of $75,000, and we are required to pay an annual license maintenance fee of $20,000, which will be creditable against any royalties payable to Northwestern following first commercial sale of licensed products under the agreement. We are responsible for all ongoing costs of filing, prosecuting and maintaining the Northwestern Patents, but we also have the right to control such activities using our own patent counsel. In consideration for the rights granted to us under the Northwestern agreement, we are required to pay to Northwestern up to an aggregate of $5.3 million upon the achievement of certain development and regulatory milestones for the first product covered by the Northwestern Patents, and, upon commercialization of any such products, will be required to pay to Northwestern a tiered royalty on net sales of such products by the Company, its affiliates or sublicensees, at percentages in the low to mid-single-digits, subject to standard reductions and offsets. Our royalty obligations continue on a product-by-product and country-by-country basis until the later of the expiration of the last-to-expire valid claim in a licensed patent covering the applicable product in such country and ten years following the first commercial sale of such product in such country. If Ovid sublicenses a Northwestern Patent Right, it will be obligated to pay to Northwestern a specified percentage of sublicense revenue received by us, ranging from the high single digits to the low-teens.
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
Sales and Marketing
Given our stage of development, we have not yet established a commercial organization or distribution capabilities. However, we do have internal market access and commercial strategy capabilities that inform our pipeline strategy and execution. As our pipeline assets move into the clinic in the future, we intend to build focused capabilities to commercialize our programs focused on epilepsies and seizure-related disorders. In markets for which commercialization may be less capital efficient for us, we may selectively pursue strategic collaborations with third parties in order to maximize the commercial potential of our drug candidates.
Manufacturing and Supply
We currently outsource all manufacturing, and we intend to use our collaborators and contract manufacturers for the foreseeable future. However, certain members of our management have broad experience in manufacturing, which we believe may provide a competitive advantage.
Competition
We believe Zogenix, Inc. (acquired by UCB in 2022), Jazz Pharmaceuticals plc, Sage Therapeutics, Inc., Marinus Pharmaceuticals, Inc., Mallinckrodt plc, SK Biopharmaceuticals Inc., Epygenix Therapeutics, Inc., Stoke Therapeutics, Inc., and Xenon Pharmaceuticals, Inc. are our most direct competitors with respect to soticlestat, OV329 and OV350.
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
We have exclusively licensed a portfolio of issued U.S. and international patents from Lundbeck directed to polymorphic forms of OV101 and their preparation and methods of manufacturing OV101. We have also filed, and own, multiple patent families directed to methods of treatment and formulations with OV101.
OV329 was in-licensed from Northwestern University. OV329's composition of matter patent expires in 2036, excluding regulatory extensions. We have also filed, and own, multiple patent families directed to the synthesis of OV329 and methods of treatment with OV329.
A library of early-stage small molecules that target the KCC2 transporter, including OV350 was in-licensed from AstraZeneca.  The molecules are included in a pending composition-of-matter application that was filed globally and, if issued, will expire in, 2041, excluding any potential regulatory extensions.
In addition we have a library of proprietary genetic sequences that target UBE3A, KIF1A, HNRNPH2, and PDP2RD. We continue to expand our intellectual property portfolio to protect our library of potential development candidates.
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
The process required by the FDA before a drug product may be marketed in the United States generally involves the following:
•completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations.
•submission to the FDA of an IND which must become effective before human clinical trials may begin.
•approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated.
•performance of adequate and well controlled human clinical trials in accordance with good clinical practice, or GCP, requirements to establish the safety and efficacy of the proposed drug product for each indication.
•submission to the FDA of an NDA or BLA.
•satisfactory completion of an FDA advisory committee review, if applicable.

•satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practice, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and
•FDA review and approval of the NDA or BLA.
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
Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:
•Phase 1 clinical trial: The drug is initially introduced into healthy human volunteers or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness.
•Phase 2 clinical trial: The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.
•Phase 3 clinical trial: The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product.
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
In addition, under the Pediatric Research Equity Act of 2003, or PREA, as amended and reauthorized, certain research must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements.
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
After evaluating the application and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a complete response letter. A complete response letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA or BLA and may require additional clinical or preclinical testing in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.
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
Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:
•restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•fines, warning letters or holds on post-approval clinical trials;

•refusal of the FDA to approve related pending applications or supplements to approved applications, or suspension or revocation of product approvals;
•product seizure or detention, or refusal to permit the import or export of products; or
•injunctions or the imposition of civil or criminal penalties.
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
The U.S. laws that may affect our ability to operate, among others, include: the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of “covered entities,” including certain healthcare providers, health plans, and healthcare clearinghouses, as well as their respective “business associates,” including their covered subcontractors, that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to certain electronic healthcare transactions and protecting the security and privacy of protected health information; certain state laws governing the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; the federal Anti-Kickback Statute, which prohibits, among other things, individuals or entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs; federal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent; federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters; the Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics, and medical supplies to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members.
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
For example, implementation of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively the Affordable Care Act, or the PPACA, has substantially changed healthcare financing and delivery by both governmental and private insurers, and significantly impacted the pharmaceutical industry. The PPACA, among other things, established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents, revised the methodology by which rebates owed by manufacturers to the state and federal government for covered outpatient drugs under the Medicaid Drug Rebate Program are calculated, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, provided incentives to programs that increase the federal government’s comparative effectiveness research and created a licensure frame work for follow-on biologic products. Since its enactment there have been executive, judicial and Congressional challenges to certain aspects of the PPACA. For example, President Trump has signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or the Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the PPACA.
In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, then President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, including the BBA, will remain in effect until 2031 unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Additionally, in January 2013, then President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Congress is also considering additional health reform measures.
Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. For example, there have been presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. Additionally, the Biden administration released an additional executive order on October 14, 2022, directing HHS to report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. We expect that additional federal and state, as well as foreign, healthcare reform measures will be adopted in the future, any of which could result in reduced demand for our products or additional pricing pressure.
Human Capital Management

Our employees are dedicated to our mission of developing and delivering medicines that provide meaningful improvements to the lives of people and families affected by epilepsies and seizure-related disorders. As of December 31, 2022, we had 44 full-time employees, the majority of whom were primarily engaged in research and development activities, including five individuals with M.D. degrees and 13 professionals with Ph.D. degrees specializing in the sciences. Many of these professionals have extensive epilepsy and neurology experience. In total, within our management team, we have colleagues who worked to shape the development or commercialization of a number of important marketed neurology and ASMs, including: Ztalmy, Fintepla, Brineura, Gilenya, Tysabri and Tecfidera.

We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We emphasize a number of measures and objectives in managing our human capital assets, including, among others: employee engagement, development and training, talent acquisition and retention, employee wellness, diversity, inclusion, and compensation and equity.

We believe that developing a diverse and inclusive culture is central to continuing to attract and retain the top talent necessary to deliver on our growth strategy. As such, we are investing in a work environment in which our employees feel inspired, included and enjoy a strong sense of belonging. This includes a focus on extending our diversity, equity, inclusion and belonging (DEIB) initiatives across our entire workforce, with specific employee engagement via the DEIB Committee. Approximately 50% of the Company employees are female, as are one-third of our board of directors. Approximately half of our organization is multicultural.

We value our employees’ insatiable curiosity to translate scientific discoveries into innovative medicines, their courage and perseverance to overcome obstacles and operate with a sense of purpose and urgency on behalf of patients. Grounded in these guiding principles, we believe we have developed a collaborative environment where our colleagues feel respected, valued, and can contribute to their fullest potential.
We have equity incentive plans that are designed to attract, retain and motivate selected employees, consultants and directors through the granting of equity-based compensation awards and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.
In addition, our governance is overseen by an independent and diverse Board of Directors who provide and complement our expertise to help oversee the strategy and performance of our Company. Among our Board of Directors, five out of six members are independent. Collectively, our Board provides insight and expertise in areas of import to the performance and growth of our enterprise, including experience as: senior operators of public companies; financial, transactional and oversight experience at public companies; proven biopharmaceutical and neuroscience experience; research and regulatory acumen in drug development; and corporate governance.
Facilities

We lease the space for our principal executive offices, which are located at 441 Ninth Avenue, 14th Floor, New York, New York. In June 2022, we formally instituted our hybrid work policies. In 2022, we executed what we believe was a smooth transition to a hybrid work environment while ensuring that ample resources, support, and flexibility were available to our employees.
Our headquarter office facilities in New York, New York have received LEED Platinum certification.
Corporate and Other Information
We were incorporated in Delaware in April 2014. Our principal executive offices are located at 441 Ninth Avenue, 14th Floor, New York, New York 10001 and our telephone number is (646) 661-7661. Our corporate website address is www.ovidrx.com. Information contained on or accessible through our website is not a part of this Annual Report, and the inclusion of our website address in this Annual Report is an inactive textual reference only.
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
•Historically, we have incurred significant operating losses and expect to continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.
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
•     Under the RLT Agreement, we are entitled to receive royalty and milestone payments in connection with the development and commercialization of soticlestat. If Takeda fails to progress, delays or discontinues the development of soticlestat, we may not receive some or all of such payments, which would materially harm our business.
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
We have historically incurred significant operating losses. Our net loss was $54.2 million for the year ended December 31, 2022. As of December 31, 2022, we had an accumulated deficit of $225.5 million. We expect to continue to incur increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our drug candidates, as well as hiring employees and building our infrastructure.
We have no drugs approved for commercialization and have never generated any revenue from drug sales. Most of our drug candidates are still in the preclinical testing stage. It could be several years, if ever, before we have a commercialized drug. We expect to continue to incur significant expenses and operating losses over the next several years, and the net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:
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
Our operations have consumed substantial amounts of cash since our inception, primarily due to research and development of our drug candidates, organizing and staffing our company, business planning, raising capital, and acquiring assets. We have not yet demonstrated the ability to obtain marketing approvals, manufacture a commercial-scale drug or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had more experience developing drug candidates.
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
As of December 31, 2022, our cash, cash equivalents and marketable securities were $129.0 million and we had an accumulated deficit of $225.5 million. We believe that our existing cash, cash equivalents and marketable securities will fund our current operating plans through at least 12 months from the filing of this Annual Report on Form 10-K. However, our operating plans may change because of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.
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
While the long-term economic impact of either the COVID-19 pandemic or the conflict between Russia and Ukraine is difficult to assess or predict, each of these events has caused significant disruptions to the global financial markets and contributed to a general global economic slowdown. Furthermore, inflation rates have increased recently to levels not seen in decades. Increased inflation may result in increased operating costs (including labor costs) and may affect our operating budgets. In addition, the U.S. Federal Reserve has raised, and is expected to further raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. If the disruptions and slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our financial condition and our ability to pursue our business strategy.
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
Our NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. Our federal NOLs generated in tax years beginning on or before December 31, 2017 are permitted to be carried forward for only 20 years under applicable U.S. tax law. Under the Tax Cuts and Jobs Act, or the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the utilization of federal NOLs incurred in taxable years beginning after December 31, 2020 is limited.
In addition, under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (“Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” its ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points (by value) over their lowest ownership percentage over a rolling three-year period. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of shifts in our stock ownership (some of which are outside our control). As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income may be subject to limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
For the years ended December 31, 2022 and 2021, we recorded U.S. federal and state income tax provisions of zero and $1.3 million, respectively, on pre-tax loss of $54.2 million and pre-tax income of $124.2 million, respectively. As of December 31, 2022, we had available approximately $153.5 million of unused NOL carryforwards for federal income tax purposes, $13.0 million of unused NOL carryforwards for Massachusetts income tax purposes, $164.1 million of unused NOL carryforwards for New York income tax purposes, and $163.9 million of unused NOL carryforwards for New York City income tax purposes, that may be applied against future taxable income. Our NOL carryforwards are significantly limited such that if we achieve profitability in future periods, we may not be able to utilize most of the NOL carryforwards, which could have a material adverse effect on cash flow and results of operations.
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
Risks Related to the Development and Commercialization of Our Drug Candidates
We are very early in our development efforts and most of our drug candidates are in preclinical development. If we are unable to successfully develop, receive regulatory approval for and commercialize our drug candidates for these or any other indications, or successfully develop any other drug candidates, or experience significant delays in doing so, our business will be harmed.
We are early in our development efforts and most of the drug candidates for which we control developmental and commercial responsibility are still in preclinical development. For example, we previously publicly announced we anticipate filing three investigational new drug (“IND”) applications in three years, beginning in 2022, however we cannot guarantee success of preclinical development to achieve all such IND applications. Following IND acceptance, each of our drug candidates will need to be progressed through clinical development in order to achieve regulatory approval, and we will also need to address issues relating to manufacture and supply, which may involve building our own capacity and expertise. In order to commercialize any product that achieves regulatory approval, we will need to build a commercial organization or successfully outsource commercialization, all of which will require substantial investment and significant marketing efforts before we have the ability to generate any revenue from drug sales. We do not have any drugs that are approved for commercial sale, and we may never be able to develop or commercialize marketable drugs.
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
We do not have any drugs that have received regulatory approval. Our business is dependent on our ability to successfully complete preclinical and clinical development of, obtain regulatory approval for, and, if approved, successfully commercialize our current and future drug candidates in a timely manner. Activities associated with the development and commercialization of our current and future drug candidates are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and similar regulatory authorities outside the United States. Failure to obtain regulatory approval in the United States or other jurisdictions would prevent us from commercializing and marketing our current and future drug candidates. An inability to effectively develop and commercialize our current and future drug candidates could have an adverse effect on our business, financial condition, results of operations and growth prospects.
Soticlestat, the most advanced compound we helped to develop, is continuing to be developed by Takeda and is currently in a pivotal trial program. If the pivotal trials are unsuccessful, or the compound is not approved, we will not receive the milestone payments and royalties from the RLT Agreement. Without those funds, we may need to raise significant additional capital to pursue the development and commercialization of our current and future pipeline.
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
All of our current drug candidates are in early clinical or preclinical development and their risk of failure is high. We must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that each of our drug candidates are safe and effective for its intended indications before we are prepared to submit a new drug application (“NDA”) or Biologics License Application (“BLA”) for regulatory approval. We cannot predict with any certainty if or when we might submit an NDA or BLA for any of our product candidates or whether any such application will be approved by the FDA. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous review and regulatory requirements by numerous government authorities in the United States and in other countries where we intend to test and market our product candidates. For instance, the FDA may not agree with our proposed endpoints for any future clinical trial of our product candidates, which may delay the commencement of such clinical trial.
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
•changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; or
•business interruptions resulting from geo-political actions, including war or the perception that hostilities may be imminent, including, the ongoing war between Russia and Ukraine, terrorism, natural disasters or public health crises.
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
•be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements;
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
Identifying and qualifying patients to participate in our clinical trials is critical to our success. The number of patients suffering from some of the seizure-related disorders and rare neurological disorders we are pursuing is small and has not been established with precision. If the actual number of patients with these disorders is smaller than we anticipate, we may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development and approval of our drug candidates. Even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data, the number and nature of competing treatments and ongoing clinical trials of competing therapies for the same indication, the proximity of patients to clinical sites and the eligibility criteria for the trial, any such enrollment issues could cause delays or prevent development and approval of our drug candidates. Because we are focused on addressing seizure-related disorders and rare neurological disorders, there are limited patient pools from which to draw in order to complete our clinical trials in a timely and cost-effective manner. Furthermore, our efforts to build relationships with patient communities may not succeed, which could result in delays in patient enrollment in our clinical trials. In addition, any negative results we may report in clinical trials of our drug candidate may make it difficult or impossible to recruit and retain patients in other clinical trials of that same drug candidate. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our drug candidates, or could render further development impossible.
Our drug candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial potential or result in significant negative consequences following any potential marketing approval.
During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries and discomforts, to their doctor. Often, it is not possible to determine whether or not the drug candidate being studied caused these conditions. Regulatory authorities may draw different conclusions or require additional testing to confirm these determinations, if they occur. In addition, it is possible that as we test our drug candidates in larger, longer and more extensive clinical programs, or as use of these drug candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by subjects. Many times, side effects are only detectable after investigational drugs are tested in large-scale, Phase 3 trials or, in some cases, after they are made available to patients on a commercial scale after approval. For example, adverse events were reported in certain clinical trials for OV101, our former drug candidate, and soticlestat. Clinical trials may not demonstrate any ocular safety benefits for OV329 relative to vigabatrin. If clinical experience indicates that any of our drug candidates causes adverse events or serious or life-threatening adverse events, the development of that drug candidate may fail or be delayed, or, if the drug candidate has received regulatory approval, such approval may be revoked, which would harm our business, prospects, operating results and financial condition.
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
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geopolitical actions, including war or the perception that hostilities may be imminent (such as the ongoing war between Russia and Ukraine), terrorism, natural disasters or public health crises.
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
Risks Related to Licensing and Collaboration Arrangements
Under the RLT Agreement, we are entitled to receive royalty and milestone payments in connection with the development and commercialization of soticlestat. If Takeda fails to progress or discontinues the development of soticlestat, we may not receive some or all of such payments, which would materially harm our business.
In March 2021, we entered into the RLT Agreement, pursuant to which Takeda secured rights to our 50% global share in soticlestat, which we had originally licensed from Takeda, and we granted to Takeda an exclusive worldwide license under our relevant intellectual property rights to develop and commercialize the investigational medicine soticlestat for the treatment of developmental and epileptic encephalopathies, including Dravet syndrome and Lennox-Gastaut syndrome. All rights in soticlestat are now owned by Takeda or exclusively licensed to Takeda by us. Following the closing date of the RLT Agreement, Takeda assumed all responsibility for, and costs of, both development and commercialization of soticlestat, and we will no longer have any financial obligation to Takeda under the original collaboration agreement, including for milestone payments or any future development and commercialization costs. Upon closing of the RLT Agreement, we received a one-time, upfront payment of $196.0 million and, if soticlestat is successfully developed, we will be eligible to receive up to an additional $660.0 million upon Takeda achieving specified regulatory and sales milestones. In addition, if soticlestat achieves regulatory approval, we will be entitled to receive tiered royalties at percentages ranging from the low double-digits, up to 20% on sales of soticlestat. Royalties will be payable on a country-by-country and product-by-product basis during the period beginning on the date of the first commercial sale of such product in such country and ending on the later to occur of the expiration of patent rights covering the product in such country and a specified anniversary of such first commercial sale.
Under the terms of the RLT Agreement, Takeda now has sole discretion over the conduct of the development and commercialization of soticlestat. If for any reason, Takeda fails to progress, or elects to terminate the development of soticlestat as contemplated by the RLT Agreement, or if the development or commercialization of soticlestat is delayed or deprioritized by Takeda, we may not receive some or all of the royalty and milestone payments under such agreement. We are dependent upon Takeda’s progression of such development and the resulting payments to fund the regulatory development of our current and future drug candidates. If we are unable to find alternative sources of revenue, our inability to receive royalty or milestone payments under the RLT Agreement would negatively impact our business and results of operations.
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
•strategic collaborators may not commit adequate resources to the marketing and distribution of our drug candidates, limiting our potential revenues from these products;
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
There have been executive, judicial, Congressional and executive branch challenges to certain aspects of the PPACA. For example, President Trump signed Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the PPACA such as removing penalties, effective January 1, 2019, for not complying with the PPACA’s individual mandate to carry health insurance, delaying the implementation of certain PPACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, there have been a number of health reform measures by the Biden administration that have impacted the PPACA. For example, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”), into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and by creating a new manufacturer discount program. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the PPACA and our business.
Other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, will remain in effect until 2031 unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
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
Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services ("HHS") released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions

HHS can take to advance these principles. Further, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. Additionally, the Biden administration released an additional executive order on October 14, 2022, directing HHS to report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. At the state level, legislatures have increasingly passed and implemented regulations designed to control pharmaceutical and biological product pricing, including pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. For example, based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs.
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
Moreover, we may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office ("the USPTO") or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or drugs and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize drugs without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future drug candidates.
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
As of December 31, 2022, we had 44 full-time employees. As our development and commercialization plans and strategies for our current pipeline of product candidates develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day operations and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational inefficiencies, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future drug candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance, our ability to commercialize drug candidates, develop a scalable infrastructure and compete effectively will depend, in part, on our ability to effectively manage any future growth.
Our employees, principal investigators, consultants and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.
We are exposed to the risk that our employees, consultants, distributors, and collaborators may engage in fraudulent or illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or disclosure of unauthorized activities to us that violates the regulations of the FDA and non-U.S. regulators, including those laws requiring the reporting of true, complete and accurate information to such regulators, manufacturing standards, healthcare fraud and abuse laws and regulations in the United States and abroad or laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and business arrangements in the healthcare industry, including the sale of pharmaceuticals, are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. It is not always possible to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Further, because of our hybrid-work policies, information that is normally protected, including company confidential information, may be less secure. If actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of significant fines or other sanctions, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings and curtailment of operations, any of which could adversely affect our ability to operate our business and our results of operations. Whether or not we are successful in defending against such actions or investigations, we could incur substantial costs, including legal fees, and divert the attention of management in defending ourselves against any of these claims or investigations.
Significant disruptions of our information technology systems or data security incidents could result in significant financial, legal, regulatory, business and reputational harm to us.
We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, store, process and transmit large amounts of sensitive information, including intellectual property, proprietary business information, personal information and other confidential information. It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such sensitive information. We have also outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, and as a result, we manage a number of third-party vendors who may or could have access to our computer networks or our confidential information. In addition, many of those third parties in turn subcontract or outsource some of their responsibilities to third parties. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the accessibility and distributed nature of our information technology systems, and the sensitive information stored on those systems, make such systems potentially vulnerable to unintentional or malicious, internal and external attacks on our technology environment. In addition, due to our hybrid-work environment, we may be more vulnerable to cyberattacks. Potential vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors, business partners, or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. In addition to the extraction of sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. In addition, the prevalent use of mobile devices increases the risk of data security incidents.
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
We are subject to laws and regulations covering data privacy and the protection of personal information including health information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business. In the United States, we may be subject to state security breach notification laws, state health information privacy laws and federal and state consumer protections laws which impose requirements for the collection, use, disclosure and transmission of personal information. Each of these laws is subject to varying interpretations by courts and government agencies, creating complex compliance issues for us. If we fail to comply with applicable laws and regulations, we could be subject to penalties or sanctions, including criminal penalties if we knowingly obtain individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or for aiding and abetting the violation of HIPAA.
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

Risks Related to Being a Public Company
We are a “smaller reporting company” and the reduced disclosure requirements applicable to such companies may make our common stock less attractive to investors.
We are currently a “smaller reporting company” as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We will be a smaller reporting company and may take advantage of the scaled-back disclosures available to smaller reporting companies for so long as (i) the market value of our voting and non-voting ordinary shares held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter or (ii) (a) our annual revenue is less than $100.0 million during the most recently completed fiscal year and (b) the market value of our voting and non-voting ordinary shares held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.
As a smaller reporting company, we are permitted to comply with scaled-back disclosure obligations in our SEC filings compared to other issuers, including with respect to disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We have elected to adopt the accommodations available to smaller reporting companies. Until we cease to be a smaller reporting company, the scaled-back disclosure in our SEC filings will result in less information about our company being available than for other public companies. If investors consider our common shares less attractive as a result of our election to use the scaled-back disclosure permitted for smaller reporting companies, there may be a less active trading market for our common shares and our share price may be more volatile.
We may take advantage of certain of the scaled-back disclosures available to smaller reporting companies, including but not limited to:
•reduced disclosure obligations regarding executive compensation arrangements; and
•     being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure.
Effective as of December 31, 2022, we ceased to be an "emerging growth company", which will increase our costs and demands on management.
On December 31, 2022, we ceased to be an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012. In addition, as a result of the market value of our common stock held by non-affiliates as of June 30, 2022, we also qualified as a smaller reporting company and an accelerated filer.
Due to our exit from EGC status and our qualification as a smaller reporting company that is also classified as an accelerated filer, we are subject to certain disclosure and compliance requirements that apply to other public companies that did not previously apply to us due to our status as an EGC. These requirements include, but are not limited to:

•the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002 (“Section 404”); and
•     the requirement that we hold a non-binding advisory vote on executive compensation, the frequency of such advisory vote on executive compensation, and obtain stockholder approval of any golden parachute payments not previously approved.
We expect that compliance with these additional requirements will increase our legal and financial compliance costs and may cause management and other personnel to divert attention from operational and other business matters to devote increased time to public company reporting requirements. In addition, if we are not able to comply with changing requirements in a timely manner, the market price of our common stock could decline, and we could be subject to sanctions or investigations by The Nasdaq Stock Market LLC, the SEC or other regulatory authorities, which would require additional financial and management resources.
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
While we were an EGC, our independent registered public accounting firm was not required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. This exemption no longer applies to us as of December 31, 2022. Accordingly, beginning with this Annual Report on Form 10-K, we are required to include an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. Our compliance with Section 404 will require that we incur substantial expense and expend significant management efforts. We currently do not have an internal audit group, and rely on experienced consultants to support this function. We may need to hire additional consultants or accounting and financial staff with appropriate public company experience and technical accounting knowledge in order to continually comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by The Nasdaq Stock Market LLC, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
Risks Related to the Ownership of Our Common Stock and Other General Matters
The market price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for our common stock.
The market price of our common stock has been and likely will remain volatile. The stock market in general and the market for biopharmaceutical or pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies, including very recently in connection with the ongoing COVID-19 pandemic, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to new or ongoing public health crises or other inflationary factors, may negatively affect the market price of our common stock, regardless of our actual operating performance. As a result of this volatility, you may lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid for the shares. The market price for our common stock may be influenced by many factors, including:
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
In November 2020, we filed a shelf registration statement on Form S-3 (Registration No. 333-250054) that allows us to sell up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities and/or warrants (the “S-3 Registration Statement”), which includes a prospectus covering the issuance and sale of up to $75.0 million of common stock pursuant to an at-the-market (“ATM”) offering program. As of December 31, 2022, we had $250.0 million available under our S-3 Registration Statement, including $75.0 million available pursuant to our ATM program. Debt and equity financings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as redeeming our shares, making investments, issuing additional equity, incurring additional debt, making capital expenditures, declaring dividends or placing limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could negatively impact our ability to conduct our business. If we raise additional capital through future collaborations, strategic alliances or third-party licensing arrangements, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. Any of these events could significantly harm our business, financial condition and prospects.
You will be diluted by any conversions of outstanding Series A convertible preferred stock and exercises of outstanding options.
As of December 31, 2022, we had outstanding options to purchase an aggregate of 12,961,238 shares of our common stock at a weighted average exercise price of $4.13 per share and 1,250,000 shares of common stock issuable upon conversion of outstanding Series A convertible preferred stock for no additional consideration. Such Series A convertible preferred stock is convertible any time at the option of the holder thereof subject to the beneficial ownership limitations described in Note 7 to the financial statements contained in this Annual Report on Form 10-K. The exercise of such options and conversion of the Series A convertible preferred stock for shares of our common stock will result in further dilution of your investment and could negatively affect the market price of our common stock. In addition, you may experience further dilution if we issue common stock, or securities convertible into common stock, in the future. As a result of this dilution, you may receive significantly less than the full purchase price you paid for the shares in the event of liquidation.
Concentration of ownership of our common stock among our executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.
Based upon shares of our common stock outstanding as of December 31, 2022, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 45.2% of our outstanding common stock.
Takeda, a greater than 5% holder, has agreed to, among other things, (i) a standstill provision, (ii) restrictions on its ability to sell or otherwise transfer its shares of our stock, (iii) vote its shares on certain matters in accordance with the holders of a majority of shares of our common stock and (iv) restrictions on the percentage of our outstanding common stock it may own, in accordance with the terms of the RLT Agreement.
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
Additionally, the Takeda standstill provisions and transfer restrictions in the RLT Agreement may delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We currently lease the space for our principal executive offices, which are located at 441 Ninth Avenue, New York, New York, under a ten-year lease agreement which commenced in March 2022. We believe our facilities are adequate to meet current needs.
Item 3. Legal Proceedings
We are not currently subject to any material legal proceedings.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock began trading on The Nasdaq Global Select Market on May 5, 2017, under the symbol “OVID.”
Comparative Stock Performance Graph
The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act. The following graph shows a comparison from December 31, 2017 through December 31, 2022, of the cumulative total return for our common stock, the Nasdaq Composite Index, and the Nasdaq Biotechnology Index.

The graph assumes an initial investment of $100 on December 31, 2017. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.
Holders of Record
As of March 10, 2023, we had approximately 13 holders of record of our common stock. Certain shares are held in “street name" and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Overview
We are a biopharmaceutical company focused on drug discovery and development for epilepsies and rare CNS disorders in a manner that is scientifically driven, patient focused, and is coupled with an integrated and disciplined approach to research, clinical development and business development. Our team has significant experience and understanding of rare epilepsies and seizure-related neurological conditions, and we continue to build insight into the way the different molecular mechanisms and pathways underlying these disorders impact the symptoms patients suffer. Ovid has set out to be a leader in the field, and has developed a differentiated pipeline containing three novel mechanisms of action to target different causes of epilepsies and seizures. Our knowledge of epilepsy disease biology and pathology, which was acquired through our small molecule development programs, now contributes to our pursuit of additional relevant genetic targets and molecular pathways that are the cause of seizures. Over time, we have built a scalable scientific platform and efficient development capabilities in epilepsies that focus on clear, clinical endpoints. We are initially pursuing therapeutic assets for rare disorders as they can leverage accelerated development programs. If successfully developed and marketed in rare conditions, we intend to explore these assets for broader neurologic indications. Our cohesive focus in epilepsies and seizures reinforces our belief that we can develop and produce multiple novel medicines, scale our infrastructure, and thereby succeed in our mission.
Since our inception in April 2014, we have devoted substantially all of our efforts to organizing and planning our business, building our management and technical team, acquiring operating assets and raising capital.
During the years ended December 31, 2022 and 2021, we generated $1.5 million and $208.4 million of license and other revenue, respectively. The revenue generated in the year ended December 31, 2021 was primarily through the license and collaboration agreement with Takeda. We have otherwise funded our business primarily through the sale of our capital stock. Through December 31, 2022, we have raised net proceeds of $275.4 million from the sale of our convertible preferred stock and common stock. As of December 31, 2022, we had $129.0 million in cash, cash equivalents and marketable securities. We recorded a net loss of $54.2 million and net income of $122.8 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $225.5 million.
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
•implement operational, financial and management systems; and
•attract, hire and retain additional administrative, clinical, regulatory, manufacturing, commercial and scientific personnel.
Significant Risks and Uncertainties
The global economic slowdown, the overall disruption of global healthcare systems and other risks and uncertainties associated with public health crises and the ongoing war between Russia and Ukraine may have a material adverse effect on our business, financial condition, results of operations and growth prospects. The resulting high inflation rates may materially affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of our clinical trial materials and supplies, interest rates and overhead costs may adversely affect our operating results. Rising interest rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Furthermore, economic conditions have produced downward pressure on share prices. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates remain high or begin to rise again) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, the global geopolitical tension as a result of the ongoing war between Russia and Ukraine, worsening global macroeconomic conditions and employee availability and wage increases, which may result in additional stress on our working capital resources.
In addition, we are subject to other challenges and risks specific to our business and our ability to execute on our strategy, as well as risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations, including, without limitation, risks and uncertainties associated with: identifying, acquiring or in-licensing products or product candidates; obtaining regulatory approval of product candidates; pharmaceutical product development and the inherent uncertainty of clinical success; and the challenges of protecting and enhancing our intellectual property rights; complying with applicable regulatory requirements.
Financial Operations Overview
Revenue
We generated revenue under the RLT Agreement and under the Angelini License Agreement, as well as nominal amounts from other licensing agreements. We have not generated any revenue from commercial drug sales and we do not expect to generate any further revenue unless or until we obtain regulatory approval and commercialize one or more of our current or future drug candidates or if we become entitled to revenue from our licensing agreements. In the future, we may also seek to generate revenue from a combination of research and development payments, license fees and other upfront or milestone payments.
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
•milestone payments and other costs and payments under licensing agreements, research agreements and collaboration agreements; and
•depreciation expense for assets used in research and development activities.

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
Other Income (Expense), net
Other income (expense), net consists primarily of interest income earned on our cash, cash equivalents and marketable securities and accretion of discount on our short-term investments.
Reclassifications
Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

Results of Operations
Comparison of the Years Ended December 31, 2022 and 2021
The following table summarizes the results of our operations for the periods indicated:

	Year Ended December 31, 2022	Year Ended December 31, 2021	Change $
	(in thousands)
Revenue:
License and other revenue	$1,503	$12,383	$(10,880)
License revenue - related party	—	196,000	(196,000)
Total revenue	1,503	208,383	(206,880)
Operating expenses:
Research and development	24,618	46,940	(22,322)
General and administrative	32,433	37,234	(4,410)
Total operating expenses	57,051	84,174	(26,732)
(Loss) income from operations	(55,548)	124,209	(180,148)
Other income (expense), net	1,379	(46)	1,425
(Loss) income before provision for income taxes	(54,169)	124,163	(178,723)
Provision for income taxes	—	1,329	(1,329)
Net (loss) income	$(54,169)	$122,834	$(177,394)

Revenue
Revenue of $1.5 million for the year ended December 31, 2022 related to licensing and other agreements. Revenue was $208.4 million for the year ended December 31, 2021 as a result of the RLT Agreement and the termination of the Angelini License Agreement.
Research and Development Expenses

	Year Ended December 31, 2022	Year Ended December 31, 2021	Change $
	(in thousands)
Preclinical and development expenses	$9,715	$30,386	$(20,671)
Payroll and payroll-related expenses	11,498	13,454	(1,956)
Other expenses	3,405	3,101	304
Total research and development	$24,618	$46,940	$(22,322)
Research and development expenses were $24.6 million for the year ended December 31, 2022 compared to $46.9 million for the year ended December 31, 2021. The decrease of $22.3 million was primarily due to a decrease in activities related to our ongoing development programs, including the termination of the development of OV101 and the transfer of the development of OV935, which was assumed by Takeda, partially offset by $12.3 million in expenses relating to the licensing of small molecule KCC2 compounds from AstraZeneca in 2021. During the year ended December 31, 2022, research and development expenses consisted of $9.7 million in preclinical and development expenses, $11.5 million in payroll and payroll-related expenses, of which $1.8 million related to stock-based compensation, and $3.4 million in other expenses. During the year ended December 31, 2021, research and development expenses consisted of $30.4 million in preclinical and development expenses, $13.5 million in payroll and payroll-related expenses, of which $1.7 million related to stock-based compensation, and $3.1 million in other expenses.

General and Administrative Expenses

	Year Ended December 31, 2022	Year Ended December 31, 2021	Change $
	(in thousands)
Payroll and payroll-related expenses	$16,071	$14,008	$2,063
Legal and professional fees	9,253	17,071	(7,818)
General office expenses	7,108	6,154	1,345
Total general and administrative	$32,432	$37,234	$(4,409)
General and administrative expenses were $32.4 million for the year ended December 31, 2022 compared to $37.2 million for the year ended December 31, 2021. The decrease of $4.4 million was primarily due to reduced legal and professional fees, partially offset by an increase in non-cash compensation expenses, and increased expenses related to the new office lease.
Income Taxes
The provision recorded for income taxes for the years ended December 31, 2022 and 2021 is zero and $1.3 million, respectively, with effective rates of 0.00% and 1.07%, respectively. The provision for income taxes in 2021 was due to the significant one-time, upfront payment from Takeda pursuant to the RLT Agreement, as well as disallowed use of net operating losses. We have historically incurred operating losses and maintain a full valuation allowance against net deferred tax assets. The valuation allowance was approximately $73.7 million and $63.3 million at December 31, 2022 and 2021, respectively.
Liquidity and Capital Resources
Overview
As of December 31, 2022, we had total cash, cash equivalents and marketable securities of $129.0 million as compared to $187.8 million of cash and cash equivalents as of December 31, 2021. We believe that our cash, cash equivalents and marketable securities as of December 31, 2022 will fund our projected operating expenses and capital expenditure requirements for at least 12 months from the issuance of this Annual Report on Form 10-K.
Similar to other development-stage biotechnology companies, we have generated limited revenue. Revenue in the year ended December 31, 2021 was primarily due to a significant one-time, upfront payment from Takeda pursuant to the RLT Agreement. Otherwise, we have incurred losses and experienced negative operating cash flows in most years since our inception, and anticipate that we will continue to incur losses for at least the next several years. We incurred net losses of approximately $54.2 million and net income of approximately $122.8 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $225.5 million and working capital of $124.4 million.
Future Funding Requirements
We believe that our available cash, cash equivalents and marketable securities are sufficient to fund existing and planned cash requirements into the first quarter of 2025. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, clinical costs, legal and other regulatory expenses and general overhead costs. We have based our estimates on assumptions that may prove to be incorrect, and we could use our capital resources sooner than we currently expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. We cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability.
As of December 31, 2022, we had no long-term debt and no material non-cancelable purchase commitments with service providers, as we have generally contracted on a cancelable, purchase order basis. We cannot estimate whether we will receive or the timing of any potential contingent payments upon the achievement by us of clinical, regulatory and commercial events, as applicable, or royalty payments that we may be required to make under license agreements we have entered into with various entities pursuant to which we have in-licensed certain intellectual property as contractual obligations or commitments, including agreements with AstraZeneca AB and Northwestern. Pursuant to these license agreements, we have agreed to make milestone payments up to an aggregate of $279.3 million upon the achievement of certain development, regulatory and sales milestones. We excluded these contingent payments from the consolidated financial statements given that the timing, probability, and amount, if any, of such payments cannot be reasonably estimated at this time.
In September 2021, we entered into a 10-year lease agreement for our corporate headquarters with a term commencing March 10, 2022, for approximately 19,000 square feet of office space at Hudson Commons in New York, New York. The lease provides for monthly rental payments over the lease term. The base rent under the lease is currently $2.3 million per year. Rent payments commenced January 10, 2023, and will continue for ten years following the rent commencement date. We issued a letter of credit in the amount of $1.9 million in association with the execution of the lease agreement, which is reflected as restricted cash on the consolidated balance sheets. Payment obligations under the lease agreement include approximately $1.7 million in the 12 months subsequent to December 31, 2022 and approximately $23.5 million over the term of the agreement. For additional information see Note 5 to our consolidated financial statements under the heading 'Leases.'
We have no products approved for commercial sale and have not generated any product revenues from product sales to date. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings and additional funding from license and collaboration arrangements. Except for any obligations of our collaborators to reimburse us for research and development expenses or to make milestone or royalty payments under our agreements with them, we will not have any committed external source of liquidity. To the extent that we raise additional capital through future equity offerings or debt financings, ownership interests may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt and equity financings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. There can be no assurance that such financings will be obtained on terms acceptable to us, if at all. Additionally, while the long-term economic impact of either the COVID-19 pandemic or the conflict between Russia and Ukraine is difficult to assess or predict, each of these events has caused significant disruptions to the global financial markets and contributed to a general global economic slowdown. Furthermore, inflation rates have increased recently to levels not seen in decades. In addition, the U.S. Federal Reserve has raised, and is expected to further raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. If the disruptions and slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our ability to pursue our business strategy. If we raise additional funds through collaborations, strategic alliances or licensing agreements with third parties for one or more of our current or future drug candidates, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates or to grant licenses on terms that may not be favorable to us. Our failure to raise capital as and when needed would have a material adverse effect on our financial condition and our ability to pursue our business strategy. See "Risk Factors" for additional risks associated with our capital requirements.
At-the-Market Offering Program
In November 2020, we filed a shelf registration statement on Form S-3 (Registration No. 333-250054) that allows us to sell up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities and/or warrants (the “S-3 Registration Statement”), which includes a prospectus covering the issuance and sale of up to $75.0 million of common stock pursuant to an at-the-market (“ATM”) offering program. As of December 31, 2022, we had $250.0 million available under our S-3 Registration Statement, including $75.0 million available pursuant to our ATM program.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31, 2022	Year Ended December 31, 2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(55,170)	$118,612
Investing activities	(87,940)	(1,821)
Financing activities	181	904
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(142,930)	$117,694
Net Cash (Used in) Provided by Operating Activities
Net cash used in operating activities was $55.2 million for the year ended December 31, 2022, which consisted of net loss of $54.2 million offset by a net of $1.0 million of various non-cash charges and operating cash changes, most significantly $6.6 million in stock-based compensation and an $8.3 million decrease in accounts payable and accrued expenses. Net cash provided by operating activities was $118.6 million for the year ended December 31, 2021, which consisted of net income of $122.8 million offset by various non-cash charges and cash changes, primarily related to $12.3 million related to an asset acquisition via stock issuance and cash, stock-based compensation expense of $5.0 million, and $12.4 million of deferred revenue reversal.
Net Cash Used in Investing Activities
Net cash used in investing activities was $87.9 million for the year ended December 31, 2022, which was primarily related to our net investment in U.S. treasury funds and the purchase of a long-term equity investment. For the year ended December 31, 2021, $1.8 million was used in investing activities, primarily comprised of the purchase of a long-term equity investment.
Net Cash Provided by Financing Activities
Net cash provided by financing activities of $0.2 million and $0.9 million for the years ended December 31, 2022 and 2021, respectively, primarily related to proceeds from the exercise of options and purchases made under the employee stock purchase plan.
Critical Accounting Estimates and Policies
Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the revenue and expenses incurred during the reported periods. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known.
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

Revenue Recognition
We recognize revenue under sublicense agreements in accordance with ASC 606, Revenue Recognition, which is applicable to the Angelini License Agreement and the RLT Agreement. The terms of the agreements within this scope may contain multiple performance obligations, including but not limited to licenses and research and development activities. ASC 606 requires that we evaluate these agreements to determine the distinct performance obligations. Non-refundable, upfront fees that are not contingent on any future performance and require no consequential continuing involvement by us, are recognized as revenue when the license term commences and the licensed data, technology or product is delivered. We defer recognition of non-refundable upfront fees if the performance obligations are not satisfied.
For the RLT Agreement that closed on March 29, 2021, we received an upfront payment of $196.0 million. We determined that the transaction price was equal to the upfront fee of $196.0 million and was associated with several material conditions that were satisfied at the closing date. We recognized the full upfront payment of $196.0 million as revenue at the closing date upon the satisfaction of the material conditions outlined in the termination agreement.
On March 29, 2021, we received a notice of termination of the Angelini License Agreement. Subsequently, we and Angelini mutually agreed to waive the six-month termination notice provisions and the Angelini License Agreement terminated effective March 31, 2021. We have been released from our performance obligations and will not be entitled to any future milestone payments under the Angelini License Agreement. As a result of being released from the performance obligations, we recognized $12.4 million of revenue at the termination date, consisting of $5.4 million of license revenue related to ongoing trials and $7.0 million related to the potential 35% funding of the cost for Angelini's future trials.
During the year ended December 31, 2022, we recognized revenue of approximately $1.5 million related to licensing agreements we entered into during the period.
Research and Development Accrual
When preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. Payments under certain contracts we have with third parties depend on factors, such as the successful enrollment of certain numbers of patients, site initiation and the completion of clinical trial milestones.
When accruing research and development expenses, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If possible, we obtain information regarding unbilled services directly from our service providers. However, we may be required to estimate the cost of these services based only on information available to us. If we underestimate or overestimate the cost associated with a trial or service at a given point in time, adjustments to research and development expenses may be necessary in future periods. Historically, our estimated accrued research and development expenses have approximated actual expense incurred.
Smaller Reporting Company Status
We are a smaller reporting company as defined in the Exchange Act. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.
As a smaller reporting company, we are permitted to comply with scaled-back disclosure obligations in our SEC filings compared to other issuers, including with respect to disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We have elected to adopt the accommodations available to smaller reporting companies, including but not limited to:
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The primary objectives of our investment activities are to ensure liquidity and to preserve capital. As of December 31, 2022, we had cash, cash equivalents and marketable securities of $129.0 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in institutional market funds that are comprised of U.S. Treasury and U.S. Treasury-backed repurchase agreements as well as treasury notes and high quality short-term corporate bonds.
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
As of December 31, 2022, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2022 our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, under the supervision and with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
Attestation Report of the Registered Public Accounting Firm
KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2022, appears in the “Report of Independent Registered Public Accounting Firm” beginning on page F-2 and is incorporated herein by reference.
Changes in Internal Control over Financial Reporting
There have been no changes in internal controls over financial reporting during our most recent quarter ended December 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Certain information required by Part III is omitted from this Annual Report because we will file with the SEC a definitive proxy statement pursuant to Regulation 14A, or the 2023 Proxy Statement, no later than 120 days after the end of our fiscal year, and certain information included therein is incorporated herein by reference.
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this item is incorporated by reference to the information set forth in the sections titled “Proposal 1 – Election of Directors,” “Executive Officers,” and “Information Regarding the Board and Corporate Governance” and “Delinquent Section 16(a) Reports,” if any, in our 2023 Proxy Statement.
Information regarding our Code of Business Conduct and Ethics, or the Code of Conduct, required by this item will be contained in our 2023 Proxy Statement under the caption “Information Regarding the Board and Corporate Governance – Code of Business Conduct and Ethics,” and is hereby incorporated by reference. If we make any substantive amendments to the Code of Conduct or grant any waiver from a provision of the Code of Conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on its website. The full text of our Code of Conduct is available at the Investors section of our website at www.ovidrx.com. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the information set forth in the section titled “Executive Officer and Director Compensation” in our 2023 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management and “Equity Compensation Plan Information” in our 2023 Proxy Statement.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to the information set forth in the section titled “Transactions with Related Persons” and “Information Regarding the Board and Corporate Governance – Board Independence” in our 2023 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information set forth in Proposal 4 under the section titled “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policies and Procedures” contained in our 2023 Proxy Statement.

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

10.13+
Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38085), filed with the Commission on November 10, 2021).

10.14+
Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38085), filed with the Commission on May 10, 2022).

10.15+
Executive Employment Agreement between the Registrant and Jeremy M. Levin, dated June 5, 2015 (incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-217245), filed with the Commission on April 10, 2017).

10.16+
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

10.19†
License Agreement by and between Northwestern University and the Company, dated December 15, 2016. (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K (File No. 001-38085), filed with the Commission on April 10, 2017).

10.20^
Royalty, License and Termination Agreement, by and between the Company and Takeda Pharmaceutical Company Limited, dated March 2, 2021 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 10-Q (File No. 001-38085), filed with the Commission on May 13, 2021.

10.21^
License Agreement, dated as of December 30, 2021, by and between the Ovid Therapeutics Inc. and AstraZeneca AB (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38085), filed with the Commission on January 3, 2022).

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on the signature page to this report)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained within Exhibit 101)

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

OVID THERAPEUTICS INC.

Date: March 13, 2023	By:	/s/ Jeremy M. Levin
Jeremy M. Levin
Chief Executive Officer (Principal Executive Officer)

Date: March 13, 2023	By:	/s/ Jeffrey Rona
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

Signature	Title	Date

/s/ Jeremy M. Levin, DPhil, MB BChir	Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2023
Jeremy M. Levin, DPhil, MB BChir

/s/ Jeffrey Rona	Chief Business and Financial Officer (Principal Financial and Accounting Officer)	March 13, 2023
Jeffrey Rona

/s/ Karen Bernstein, PhD	Director	March 13, 2023
Karen Bernstein, PhD

/s/ Barbara Duncan	Director	March 13, 2023
Barbara Duncan

/s/ Bart Friedman	Director	March 13, 2023
Bart Friedman

/s/ Kevin Fitzgerald, PhD	Director	March 13, 2023
Kevin Fitzgerald, PhD

/s/ Robert Michael Poole, MD, FACP	Director	March 13, 2023
Robert Michael Poole, MD, FACP

OVID THERAPEUTICS INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Ovid Therapeutics Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ovid Therapeutics Inc. and subsidiary (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.
/s/ KPMG LLP
We have served as the Company’s auditor since 2015.
New York, New York
March 13, 2023

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
OVID THERAPEUTICS INC.
Consolidated Balance Sheets

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$44,867,846	$187,797,532
Marketable securities	84,133,565	—
Prepaid expenses and other current assets	2,379,280	2,681,597
Total current assets	131,380,691	190,479,129

Long-term equity investments	5,622,547	1,631,992
Restricted cash	1,930,753	1,930,753
Right-of-use asset, net	14,922,669	—
Property and equipment, net	1,147,963	242,757
Other assets	261,191	260,126
Total assets	$155,265,814	$194,544,757

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,952,910	$7,127,046
Accrued expenses	4,504,669	7,671,275
Current portion, lease liability	533,946	—
Total current liabilities	6,991,525	14,798,321

Long-term liabilities:
Lease liability	16,001,725	—
Total liabilities	22,993,250	14,798,321

Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; Series A convertible preferred stock, 10,000 shares designated, 1,250 shares issued and outstanding at December 31, 2022 and 2021	1	1
Common stock, $0.001 par value; 125,000,000 shares authorized; 70,466,885 and 70,364,912 shares issued and outstanding at December 31, 2022 and 2021, respectively	70,467	70,359
Additional paid-in-capital	357,770,825	351,033,589
Accumulated other comprehensive loss	(42,187)	—
Accumulated deficit	(225,526,542)	(171,357,513)
Total stockholders' equity	132,272,564	179,746,436
Total liabilities and stockholders' equity	$155,265,814	$194,544,757
See accompanying notes to these consolidated financial statements

OVID THERAPEUTICS INC.
Consolidated Statements of Operations

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Revenue:
License and other revenue	$1,502,748	$12,382,779
License revenue - related party	—	196,000,000
Total revenue	1,502,748	208,382,779
Operating expenses:
Research and development	24,618,399	46,939,583
General and administrative	32,432,510	37,234,104
Total operating expenses	57,050,909	84,173,687
(Loss) income from operations	(55,548,161)	124,209,092
Other income (expense), net	1,379,132	(45,690)
(Loss) income before provision for income taxes	$(54,169,029)	$124,163,402
Provision for income taxes	—	1,328,818
Net (loss) income	$(54,169,029)	$122,834,584
Net (loss) income per share, basic	$(0.77)	$1.78
Net (loss) income per share, diluted	$(0.77)	$1.76
Weighted-average common shares outstanding, basic	70,424,819	67,479,403
Weighted-average common shares outstanding, diluted	70,424,819	68,067,992
See accompanying notes to these consolidated financial statements

OVID THERAPEUTICS INC.
Consolidated Statements of Comprehensive (Loss) Income

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Net (loss) income	$(54,169,029)	$122,834,584
Other comprehensive loss:
Unrealized loss on marketable securities	(42,187)	—
Comprehensive (loss) income	$(54,211,216)	$122,834,584
See accompanying notes to these consolidated financial statements

OVID THERAPEUTICS INC.
Consolidated Statement of Changes in Stockholders’ Equity

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	1,250	$1	70,364,912	$70,359	$351,033,589	$—	$(171,357,513)	$179,746,436
Issuance of common stock from exercise of stock options and employee stock purchase plan	—	—	101,973	108	180,550	—	—	180,658
Stock-based compensation expense	—	—	—	—	6,556,686	—	—	6,556,686
Other comprehensive loss	—	—	—	—	—	(42,187)	—	(42,187)
Balance, Net loss	—	—	—	—	—	—	(54,169,029)	(54,169,029)
Balance, December 31, 2022	1,250	$1	70,466,885	$70,467	$357,770,825	$(42,187)	$(225,526,542)	$132,272,564

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2020	3,250	$3	65,743,170	$65,743	$337,758,007	$—	$(294,192,097)	$43,631,656
Issuance of common stock in asset acquisition	—	—	2,272,727	2,273	7,297,727	—	—	7,300,000
Issuance of common stock from exercise of stock options and employee stock purchase plan	—	—	349,015	343	925,396	—	—	925,739
Conversion of series A convertible preferred stock to common stock	(2,000)	(2)	2,000,000	2,000	(1,998)	—	—	—
Stock-based compensation expense	—	—	—	—	5,054,457	—	—	5,054,457
Net income	—	—	—	—	—	—	122,834,584	122,834,584
Balance, December 31, 2021	1,250	$1	70,364,912	$70,359	$351,033,589	$—	$(171,357,513)	$179,746,436
See accompanying notes to these consolidated financial statements

OVID THERAPEUTICS INC.
Consolidated Statements of Cash Flows

	Year Ended December 31, 2022	Year Ended December 31, 2021
Cash flows from operating activities:
Net (loss) income	$(54,169,029)	$122,834,584
Adjustments to reconcile net (loss) income to cash used in operating activities:
Non-cash research and development expense	—	7,300,000
Non-cash consideration received in licensing agreement transaction	(945,366)	—
Unrealized loss on equity investment	454,811	—
Interest income and accretion of discount on marketable securities	(1,211,311)	—
Stock-based compensation expense	6,556,686	5,054,457
Depreciation and amortization expense	512,505	237,079
Amortization of right-of-use asset	869,100	—
Accretion of lease liability	936,927	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	109,292	40,503
Accounts payable	(5,174,136)	1,702,497
Accrued expenses	(3,166,606)	(4,361,410)
Deferred revenue	—	(12,382,779)
Related party payable	—	(2,432,192)
Related party receivable	—	141,763
Long-term prepaid expenses	—	477,171
Net cash (used in) provided by operating activities	(55,227,127)	118,611,673

Cash flows from investing activities:
Purchase of marketable securities	(172,964,441)	—
Sales/maturities of marketable securities	90,000,000	—
Purchase of long-term equity investments	(2,500,000)	(1,631,992)
Issuance of short-term note receivable	(1,000,000)	—
Purchase of property and equipment	(1,224,379)	(184,008)
Software development and other assets	(194,397)	(5,400)
Net cash used in investing activities	(87,883,217)	(1,821,400)

Cash flows from financing activities:
ATM and other offering costs	—	(21,314)
Proceeds from exercise of options and employee stock purchase plan	180,658	925,396
Net cash provided by financing activities	180,658	904,082

Net (decrease) increase in cash, cash equivalents and restricted cash	(142,929,686)	117,694,355
Cash, cash equivalents and restricted cash, at beginning of period	189,728,285	72,033,930
Cash, cash equivalents and restricted cash, at end of period	$46,798,599	$189,728,285

Non-cash investing and financing activities:
Right-of-use asset in exchange for lease liability	$15,791,769	$—
Conversion of short-term note receivable to long-term equity investment	$1,000,000	$—
See accompanying notes to these consolidated financial statements

OVID THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – NATURE OF OPERATIONS
Ovid Therapeutics Inc. (the “Company”) was incorporated under the laws of the state of Delaware and commenced operations on April 1, 2014 (date of inception) and maintains its principal executive office in New York, New York. The Company is a biopharmaceutical company currently focused on developing impactful medicines for patients and families living with epilepsies and seizure-related neurological disorders.
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
Historically, the Company’s major sources of cash have been licensing revenue, proceeds from various public and private offerings of its capital stock, and interest income. As of December 31, 2022, the Company had approximately $129.0 million in cash, cash equivalents and marketable securities. Since inception, the Company has generated $222.5 million in revenue which is primarily comprised of $25.0 million received pursuant to the Company’s license and collaboration agreement (the “Angelini License Agreement”) with Angelini Pharma Rare Diseases AG (“Angelini”) and a one-time, upfront payment of $196.0 million received pursuant to the Company’s royalty, license and termination agreement ("RLT Agreement") with Takeda Pharmaceutical Company Limited (“Takeda”). Historically, the Company has incurred recurring losses, has experienced recurring negative operating cash flows and required significant cash resources to execute its business plans. The Company has an accumulated deficit of $225.5 million as of December 31, 2022, working capital of $124.4 million and had cash used in operating activities of $55.2 million for the year ended December 31, 2022.
The Company recorded a net loss of $54.2 million during the fiscal year ended December 31, 2022, expects to incur losses in subsequent periods for at least the next several years, and is highly dependent on its ability to find additional sources of funding through either equity offerings, debt financings, collaborations, strategic alliances, licensing agreements or a combination of any such transactions. Management believes that the Company’s existing cash, cash equivalents and marketable securities as of December 31, 2022 will be sufficient to fund its current operating plans through at least 12 months from the date of filing of the Company’s Annual Report on Form 10-K. Adequate additional funding may not be available to the Company on acceptable terms or at all. The failure to raise capital as and when needed could have a negative impact on the Company’s financial condition and ability to pursue its business strategy. The Company may be required to delay, reduce the scope of or eliminate research and development programs, or obtain funds through arrangements with collaborators or others that may require the Company to relinquish rights to certain drug candidates that the Company might otherwise seek to develop or commercialize independently.
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
(C) Comprehensive (Loss) Income
Comprehensive (loss) income includes net (loss) income as well as unrealized gains and losses on available-for-sale securities.
(D) Marketable Securities
Marketable securities consist of investments in U.S. treasury instruments which are considered available-for-sale securities. The Company classifies its marketable securities with maturities of less than one year from the balance sheet date as current assets on its consolidated balance sheets. Unrealized gains and losses on these securities that are determined to be temporary are reported as a separate component of accumulated other comprehensive loss in stockholders' equity.
(E) Restricted Cash
The Company classifies as restricted cash all cash pledged as collateral to secure long-term obligations and all cash for which use is otherwise limited by contractual provisions. Amounts are reported as non-current unless restrictions are expected to be released in the next 12 months.
(F) Long-term Equity Investments
Long-term equity investments consist of an equity investment in the preferred shares of Gensaic, Inc., formerly M13 Therapeutics, Inc. ("Gensaic"), a privately held corporation. The preferred shares are not considered in-substance common stock, and the investment is accounted for at cost, with adjustments for observable changes in prices or impairments, and is classified within long-term equity investments on our consolidated balance sheets with adjustments recognized in other income (expense), net on our consolidated statements of operations. The Company has determined that the equity investment does not have a readily determinable fair value and elected the measurement alternative. Therefore, the equity investment’s carrying amount will be adjusted to fair value at the time of the next observable price change for the identical or similar investment of the same issuer or when an impairment is recognized. Each reporting period, the Company performs a qualitative assessment to evaluate whether the investment is impaired. The assessment includes a review of recent operating results and trends, recent sales/acquisitions of the investee's securities, and other publicly available data. If the investment is impaired, the Company writes it down to its estimated fair value. As of December 31, 2022 and 2021, the equity investment had a carrying value of $5.1 million and $1.6 million, respectively.
Long-term equity investments also consist of an equity investment in the common shares of Marinus Pharmaceuticals, Inc. ("Marinus") that was received as non-cash consideration via the terms of a licensing agreement executed between the two companies effective March 2022. The equity shares are marked-to-market at each reporting date with changes in the fair value being reflected in the carrying value of the investment on the Company's consolidated balance sheets and other income (expense), net on the Company's consolidated statements of operations. As of December 31, 2022, the equity investment in Marinus had a carrying value of approximately $0.5 million.
No impairments were recognized in the years ending December 31, 2022 and 2021.
(G) Note Receivable
On March 17, 2022, the Company issued a convertible promissory note with a principal amount of $1.0 million to Gensaic. The note included features that permitted the Company to acquire additional equity or to settle the note in cash. In August 2022, the Company executed an agreement with Gensaic which resulted in the conversion of the note into additional equity and was recorded as a long-term equity investment in the consolidated balance sheets. The Company received interest on the convertible promissory note at the rate of 1.5% per annum through the date of conversion.
(H) Fair Value of Financial Instruments
Financial Accounting Standards Board guidance specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).
The three levels of the fair value hierarchy are as follows:
•Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities. The Company's Level 1 assets consisted of investments in a U.S. treasury money market fund and equity securities totaling approximately $42.5 million as of December 31, 2022. The Company’s Level 1 assets consisted of money market funds and short-term investments totaling $181.4 million as of December 31, 2021.
•Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted prices of similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active). Level 2 includes financial instruments that are valued using models or other valuation methodologies. The Company's Level 2 assets consisted of U.S. treasury bills totaling approximately $84.1 million as of December 31, 2022. The Company had no Level 2 assets or liabilities as of December 31, 2021.
•Level 3—Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when the fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. The Company had no Level 3 assets or liabilities as of December 31, 2022 or 2021.
The carrying amounts reported in the consolidated balance sheets for cash, cash equivalents and marketable securities, other current assets, accounts payable, and accrued expenses approximate their fair values based on the short-term maturity of these instruments.
(I) Leases
The Company determines if an arrangement is a lease at inception and recognizes the lease in accordance with ASC 842, Lease Accounting. Operating leases are included in right-of-use ("ROU") assets, current portion, lease liability and long-term lease liability in the Company's consolidated balance sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. The Company determines the portion of the lease liability that is current as the difference between the calculated lease liability at the end of the current period and the lease liability that is projected 12 months from the current period.
(J) Property and Equipment
Property and equipment are stated at cost and depreciated over their estimated useful lives of three years using the straight-line method. Repair and maintenance costs are expensed. The Company reviews the recoverability of all long-lived assets, including the related useful life, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable.
(K) Research and Development Expenses
The Company expenses the cost of research and development as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including clinical trial costs, manufacturing costs for both clinical and preclinical materials as well as contracted services, license fees, and other external costs. Research and development expenses also include the cost of licensing agreements acquired from third-parties, such as the acquisition of OV350 from AstraZeneca AB. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity is performed or when the goods have been received in accordance with ASC 730, Research and Development.
(L) Stock-based Compensation
The Company accounts for its stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation, which establishes accounting for stock-based awards granted to employees for services and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company estimates the fair value of all awards granted using the Black-Scholes valuation model. Key inputs and assumptions include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, stock price and exercise price. Many of the assumptions require significant judgment and any changes could have an impact in the determination of stock-based compensation expense. The Company elected an accounting policy to record forfeitures as they occur. The Company recognizes employee stock-based compensation expense based on the fair value of the award on the date of the grant. The compensation expense is recognized over the vesting period under the straight-line method.
The Company accounts for option awards granted to nonemployee consultants and directors in accordance with ASC 718. The fair value of the option issued or committed to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock award at the earlier of the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.
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
(N) Net (Loss) Income per Share
Net (loss) income per common share is determined by dividing net (loss) income attributable to common stockholders by the basic and diluted weighted-average common shares outstanding during the period. The Company applies the two-class method to allocate earnings between common stock and participating securities.
Net (loss) income per diluted share attributable to common stockholders adjusts the basic earnings per share attributable to common stockholders and the weighted-average number of shares of common stock outstanding for the potential dilutive impact of stock options using the treasury-stock method and the potential impact of preferred stock using the if-converted method.
(O) Retirement Plan
The Company maintains a 401(k)-retirement plan for its employees that is intended to qualify under Sections 401(a) and 501(a) of the U.S. Internal Revenue Code of 1986, as amended (“Code”). The Company provides all active employees with a 100% matching contribution equal to 3% of an employee’s eligible deferred compensation and a 50% matching contribution on employee contributions that are between 3% and 5% of an employee’s eligible deferred compensation. These safe harbor contributions vest immediately. For the years ended December 31, 2022 and 2021 the Company contributed $339,405 and $438,043, respectively.
(P) Revenue Recognition
Under ASC 606, Revenue Recognition, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. In applying ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the promises and performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the performance obligations are satisfied. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration to which it is entitled in exchange for the goods or services transferred to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract, determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.
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
(Q) Recent Accounting Pronouncements
The Company has reviewed recently issued accounting standards and plans to adopt those that are applicable. The Company does not expect the adoption of those standards to have a material impact on its financial position, results of operations, or cash flows.
The Company adopts new pronouncements relating to GAAP applicable to the Company as they are issued, which may be in advance of their effective date. Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.
(R) Reclassifications
Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.
NOTE 3 – CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES
The following tables summarize the fair value of cash, cash equivalents and marketable securities as well as gross unrealized holding gains and losses as of December 31, 2022 and 2021:

	December 31, 2022
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Cash	$2,853,042	$—	$—	$2,853,042
Money market funds	42,014,804	—	—	42,014,804
Marketable securities	84,175,752	—	(42,187)	84,133,565
Total cash, cash equivalents and marketable securities	$129,043,599	—	$(42,187)	$129,001,411

	December 31, 2021
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Cash	$6,425,889	$—	$—	$6,425,889
Money market funds	181,371,643	—	—	181,371,643
Marketable securities	—	—	—	—
Total cash, cash equivalents and marketable securities	$187,797,532	$—	$—	$187,797,532
The Company did not hold any securities that were in an unrealized loss position for more than 12 months as of December 31, 2022 and 2021.
There were no material realized gains or losses on available-for-sale securities during the years ended December 31, 2022 and 2021.
NOTE 4 – PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS
Property and equipment is summarized as follows:

	December 31, 2022	December 31, 2021
Furniture and equipment	$1,423,032	$504,965
Leasehold improvements	306,312	—
Less accumulated depreciation	(581,381)	(262,208)
Total property and equipment, net	$1,147,963	$242,757
Depreciation expense was $319,173 and $76,871 for the years ended December 31, 2022 and 2021 respectively.
Intangible assets, net of accumulated amortization, were $222,100 and $164,092 as of December 31, 2022 and 2021, respectively, and are included in other assets. Amortization expense was $193,333 and $160,208 for the years ended December 31, 2022 and 2021, respectively.
NOTE 5 – LEASES
During September 2021, the Company entered into a 10-year lease agreement for its corporate headquarters with a term commencing March 10, 2022, for approximately 19,000 square feet of office space at Hudson Commons in New York, NY. The lease provides for monthly rental payments over the lease term. The base rent under the lease is currently $2.3 million per year. Rent payments commenced 10 months following the commencement date of the lease, or January 10, 2023, and continue for 10 years following the rent commencement date. Rent also includes two months of free rent in the sixth and seventh months following the rent commencement date. The Company issued a letter of credit in the amount of $1.9 million in association with the execution of the lease agreement; the letter of credit is characterized as restricted cash on the Company's consolidated balance sheets.
The Hudson Commons lease has a remaining lease term of 10 years and includes a single renewal option for an additional five years. The Company did not include the renewal option in the lease term when calculating the lease liability as the Company is not reasonably certain that it will exercise the renewal option. The present value of the lease payments is calculated using an incremental borrowing rate of 7.02%. Lease expense is included in general and administrative and research and development expenses in the consolidated statements of operations.
ROU asset and lease liabilities related to the Company's operating lease are as follows:

December 31, 2022
Right-of-use asset	$14,922,669
Current lease liability	533,946
Long-term lease liability	$16,001,725
The components of operating lease cost for the year ended December 31, 2022 were as follows:

December 31, 2022
Operating lease cost	$1,806,028
Variable lease cost	—
Short-term lease cost	—
Future minimum commitments under the non-cancelable operating lease are as follows:

2023	$1,672,886
2024	2,316,303
2025	2,316,303
2026	2,316,303
2027	2,316,303
Thereafter	12,347,235
$23,285,333

NOTE 6 – ACCRUED EXPENSES
Accrued expenses consist of the following:

	December 31, 2022	December 31, 2021
Payroll and bonus accrual	$3,233,802	$3,764,666
Research and development accrual	395,247	1,795,190
Professional fees accrual	682,664	1,564,955
Other	192,956	546,464
Total	$4,504,669	$7,671,275

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
In November 2020, the Company entered into a sales agreement (the “2020 ATM agreement”) with Cowen and Company, LLC ("Cowen") under which the Company may offer and sell in “at the market offerings,” from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $75.0 million through Cowen acting as sales agent. As of December 31, 2022, the Company has not sold any shares of its common stock under the 2020 ATM agreement.
There were 1,250 shares of Series A Preferred Stock outstanding as of December 31, 2022 and 2021. Each share of Series A Preferred Stock is convertible into 1,000 shares of common stock at any time at the holder’s option. However, the holder will be prohibited, subject to certain exceptions, from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than, at the written election of the holder, either 9.99% or 14.99% of the total number of shares of common stock then issued and outstanding, which percentage may be changed at the holder’s election to any other number less than or equal to 19.99% upon 61 days’ notice to the Company; provided, however, that effective 61 days after delivery of such notice, such beneficial ownership limitations shall not be applicable to any holder that beneficially owns either 10.0% or 15.0%, as applicable based on the holder’s initial written election noted above, of the total number of shares of common stock issued and outstanding immediately prior to delivery of such notice. In the event of a liquidation, dissolution, or winding up of the Company, holders of Series A Preferred Stock will receive a payment equal to $0.001 per share of Series A Preferred Stock before any proceeds are distributed to the holders of common stock.
In March 2021, certain of the Company's stockholders elected to convert an aggregate of 2,000 shares of Series A Preferred Stock owned by such holders into an aggregate of 2,000,000 shares of the Company's common stock.
Dividends
No dividends on the common stock shall be declared and paid unless dividends on the Preferred Stock have been declared and paid. Through December 31, 2022, the Company has not declared any dividends.

NOTE 8 – STOCK-BASED COMPENSATION
The Company’s Board of Directors adopted and approved the 2014 Equity Incentive Plan (the “2014 Plan”), which authorized the Company to grant shares of common stock in the form of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock and restricted stock units. The types of stock-based awards, including share purchase rights amount, terms, and provisions for exercising grants were determined by the Company’s Board of Directors.
The Company's Board of Directors adopted, and the Company's stockholders approved, the 2017 equity incentive plan (“2017 Plan”), which became effective on May 4, 2017. The initial reserve of shares of common stock under the 2017 Plan was 3,052,059 shares. The 2017 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards, and other forms of stock-based awards. Additionally, the 2017 Plan provides for the grant of performance cash awards. The Company's employees, officers, directors, consultants and advisors are eligible to receive awards under the 2017 Plan. Upon the adoption of the 2017 Plan, no further awards will be granted under the 2014 Plan. Pursuant to the terms of the 2017 Plan, on each January 1st, the plan limit shall be increased by the lesser of (x) 5% of the number of shares of common stock outstanding as of the immediately preceding December 31 and (y) such lesser number as the Board of Directors may determine in its discretion. On January 1, 2021, an additional 3,287,158 shares were reserved for issuance under the 2017 Plan. As of December 31, 2021, there were 4,397,067 shares of the Company’s common stock reserved for issuance under the 2017 Plan. On January 1, 2022, an additional 1,000,000 shares were reserved for issuance under the 2017 Plan. As of December 31, 2022, there were 3,187,069 shares of the Company’s common stock reserved for issuance under the 2017 Plan. On January 1, 2023, an additional 3,523,344 shares were reserved for issuance under the 2017 Plan.
The Company's Board of Directors adopted, and the Company's stockholders approved the 2017 employee stock purchase plan (the “2017 ESPP”), which became effective on May 4, 2017. The initial reserve of shares of common stock that may be issued under the 2017 ESPP was 279,069 shares. The 2017 ESPP allows employees to purchase common stock of the Company at a 15% discount to the market price on designated purchase dates. During the years ended December 31, 2022 and 2021, 76,455 and 60,490 shares were purchased under the 2017 ESPP and the Company recorded expense of $85,319 and $83,787, respectively. The number of shares of common stock reserved for issuance under the 2017 ESPP will automatically increase on January 1 of each year, beginning on January 1, 2018 and continuing through and including January 1, 2027, by the lesser of (i) 1% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, (ii) 550,000 shares or (iii) such lesser number of shares determined by our Board. The Board acted prior to January 1, 2023 to provide that there be no increase in the number of shares reserved for issuance under the 2017 ESPP. As of December 31, 2022 and 2021, there were 416,607 and 493,062 shares of the Company’s common stock reserved for issuance under the 2017 ESPP.
Unless specified otherwise in an individual option agreement, stock options granted under the 2014 Plan and 2017 Plan generally have a ten-year term and a four-year graded vesting period. The vesting requirement is generally conditioned upon the grantee’s continued service with the Company during the vesting period. Once vested, all options granted are exercisable from the date of grant until they expire. The option grants are non-transferable. Vested options generally remain exercisable for 90 days subsequent to the termination of the option holder’s service with the Company. In the event of the option holder’s death or disability while employed by or providing service to the Company, the exercisable period extends to 12 months.
Performance-based option awards generally have similar vesting terms, with vesting occurring on the date the performance condition is achieved and expire in accordance with the specific terms of the agreement. At December 31, 2022 and 2021, there were 100,000 and 150,000 performance-based options outstanding and unvested, respectively, that include options to vest upon the achievement of certain research and development milestones.
The fair value of options granted during the years ended December 31, 2022 and 2021 was estimated using the Black-Scholes option valuation model. The inputs for the Black-Scholes option valuation model require significant assumptions made by management and are detailed in the table below. The risk-free interest rates were based on the rate for U.S. Treasury securities at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected life was based on the simplified method in accordance with the SEC Staff Accounting Bulletin No. Topic 14D. The expected volatility was estimated based on historical volatility information of peer companies that is publicly available.

All assumptions used to calculate the grant date fair value of nonemployee options are generally consistent with the assumptions used for options granted to employees. In the event the Company terminates any of its consulting agreements, the unvested options underlying the agreements would also be cancelled.
The Company granted zero and 170,000 stock options to nonemployee consultants for services rendered during the years ended December 31, 2022 and 2021, respectively. There were 127,459 and 181,250 unvested nonemployee options outstanding as of December 31, 2022 and 2021, respectively. Total expense recognized related to the nonemployee stock options for the years ended December 31, 2022 and 2021 was $575,995 and $584,092, respectively. Total unrecognized compensation expenses related to the nonemployee stock options was $626,977 and $67,471 as of December 31, 2022 and 2021, respectively. During the years ended December 31, 2022 and 2021, there were no expenses for nonemployee performance-based option awards recognized.
The Company granted 4,575,641 and 1,875,913 stock options to employees during the years ended December 31, 2022 and 2021, respectively. There were 6,090,889 and 4,407,308 unvested employee options outstanding as of December 31, 2022 and 2021, respectively. Total expense recognized related to the employee stock options for the years ended December 31, 2022 and 2021 was $5.9 million and $4.4 million, respectively. Total unrecognized compensation expense related to employee stock options was $11.5 million and $10.3 million as of December 31, 2022 and 2021, respectively. During the years ended December 31, 2022 and 2021, the Company recognized $118,075 and zero in expenses for employee performance-based option awards.
The Company’s stock-based compensation expense was recognized in operating expenses as follows:

	For the Year Ended December 31,
	2022	2021
Research and development	$1,770,599	$1,679,183
General and administrative	4,786,087	3,375,274
Total	$6,556,686	$5,054,457

	For the Year Ended December 31,
	2022	2021
Stock options	$6,471,367	$4,970,670
Employee Stock Purchase Plan	85,319	83,787
Total	$6,556,686	$5,054,457

The fair value of employee options granted during the years ended December 31, 2022 and 2021, respectively, was estimated by utilizing the following assumptions:

	For the Year Ended December 31,
	2022	2021
	Weighted Average	Weighted Average
Volatility	87.16%	84.38%
Expected term in years	6.07	6.03
Dividend rate	0.00%	0.00%
Risk-free interest rate	2.21%	0.90%
Fair value of option on grant date	$2.12	$2.50

The fair value of nonemployee options granted and remeasured during the years ended December 31, 2022 and 2021, respectively, was estimated by utilizing the following assumptions:

	For the Year Ended December 31,
	2022	2021
	Weighted Average	Weighted Average
Volatility	0.00%	80.43%
Expected term in years	0	6.23
Dividend rate	0.00%	0.00%
Risk-free interest rate	0.00%	1.03%
Fair value of option on grant date	$—	$2.49
The following table summarizes the number of options outstanding and the weighted average exercise price:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding December 31, 2020	10,403,420	$5.26	7.59	$652,438
Vested and exercisable at December 31, 2020	5,395,658	$6.45	6.13	$445,599
Granted	2,045,913	3.53	9.47
Exercised	(288,525)	2.36
Forfeited or expired	(1,384,050)	4.08
Options outstanding December 31, 2021	10,776,758	$4.97	6.07	$2,389,890
Vested and exercisable at December 31, 2021	6,188,200	$5.98	4.63	$1,531,907
Granted	4,575,641	2.89	9.26
Exercised	(25,518)	1.91
Forfeited or expired	(2,365,643)	5.56
Options outstanding December 31, 2022	12,961,238	$4.13	7.42	$62,158
Vested and exercisable at December 31, 2022	6,742,890	$5.05	6.20	$61,214
At December 31, 2022, there was $12.1 million of unamortized share–based compensation expense, which is expected to be recognized over a remaining average vesting period of 2.26 years. At December 31, 2021, there was $10.4 million of unamortized share–based compensation expense, which is expected to be recognized over a remaining average vesting period of 2.61 years.
NOTE 9 – INCOME TAXES
At December 31, 2022, the Company has available $153.5 million and $177.1 million of unused net operating loss ("NOL") carryforwards for federal and state tax purposes, respectively, that may be applied against future taxable income. The Company also has $163.9 million of unused NOL carryforwards for New York City purposes. The NOL carryforwards will begin to expire in the year 2035 if not utilized prior to that date.
Under Section 382 and Section 383 of the Internal Revenue Code of 1986, if a corporation undergoes an ownership change, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. On each of August 10, 2015 and February 22, 2019 the Company experienced an ownership change. The Company anticipates a significant portion of its pre-change NOLs to be limited, but has not yet completed a formal Section 382 analysis.
The Company maintains a full valuation allowance against its net deferred tax assets. The valuation allowance increased by $10.4 million and decreased by $26.5 million during the years 2022 and 2021, respectively. The increase in valuation allowance in 2022 is primarily due to increases in NOL carryforwards and capitalized research and experimentation costs.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities were as follows:

	December 31,
	2022	2021
Deferred tax assets/liabilities:
Net operating loss carryforwards	$55,472,573	$49,086,998
Intangible assets	6,332,176	7,121,484
Capitalized research and development costs	4,246,071	—
Stock-based compensation	4,384,751	4,663,578
Lease liability	3,544,624	—
Research and development tax credits	3,046,253	2,422,331
Accrued compensation	—	(28,243)
Charitable contributions	—	87,672
Depreciation	(241,096)	(51,920)
Right-of-use asset	(3,198,857)	—
Other	97,494	—
Total gross deferred tax assets/liabilities	73,683,989	63,301,900
Valuation allowance	(73,683,989)	(63,301,900)
Net deferred tax assets (liabilities)	$—	$—
A reconciliation of the statutory U.S. Federal rate to the Company’s effective tax rate is as follows:

	December 31,
	2022	2021
Federal income tax benefit at statutory rate	21.00	21.00
State income tax, net of federal benefit	(0.27)	1.05
Permanent items	(1.26)	0.53
Change in valuation allowance	(18.50)	(21.39)
Research and development tax credits	1.28	(1.05)
Other	(2.25)	0.93
Effective income tax expense rate	0.00%	1.07%

The Company’s reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies related to the tax benefit. For the years ended December 31, 2022 and 2021, the Company had no unrecognized tax benefits or related interest and penalties accrued. The Company would recognize both accrued interest and penalties related to unrecognized benefits in provision for income taxes. The Company’s uncertain tax positions yet to be determined would be related to years that remain subject to examination by relevant tax authorities. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.
NOTE 10 – COMMITMENTS AND CONTINGENCIES
License Agreements
Northwestern University License Agreement
In December 2016, the Company entered into a license agreement with Northwestern University ("Northwestern"), pursuant to which Northwestern granted the Company an exclusive, worldwide license to patent rights of certain invention ("Northwestern Patent Rights") which relate to a specific compound and related methods of use for such compound, along with certain know-how related to the practice of the inventions claimed in the Northwestern Patent Rights. The Company is developing OV329 under this agreement.

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
Upon entry into the Northwestern agreement, the Company paid an upfront non-creditable one-time license issuance fee of $75,000 and is required to pay an annual license maintenance fee of $20,000, which will be creditable against any royalties payable to Northwestern following first commercial sale of licensed products under the agreement. The Company is responsible for all ongoing costs of filing, prosecuting and maintaining the Northwestern Patent Rights, but also has the right to control such activities using its own patent counsel. In consideration for the rights granted to the Company under the Northwestern agreement, the Company is required to pay to Northwestern up to an aggregate of $5.3 million upon the achievement of certain development and regulatory milestones for the first product covered by the Northwestern Patent Rights, and upon commercialization of any such products, will be required to pay to Northwestern a tiered royalty on net sales of such products by the Company, its affiliates or sublicensees, at percentages in the low to mid-single-digits, subject to standard reductions and offsets. The Company’s royalty obligations continue on a product-by-product and country-by-country basis until the later of the expiration of the last-to-expire valid claim in a licensed patent covering the applicable product in such country and 10 years following the first commercial sale of such product in such country. If the Company sublicenses a Northwestern Patent Right, it will be obligated to pay to Northwestern a specified percentage of sublicense revenue received by the Company, ranging from the high single digits to the low-teens.
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
The Company shall reimburse Gensaic for Gensaic's research costs related to the specific research plan for PDP products identified. The research plan and budget shall be mutually agreed upon by the parties and shall not exceed

$3.0 million in any research year. The Company will record these reimbursement payments as research and development costs in the period the research costs are incurred.
If a product is ultimately commercialized under this agreement, the Company shall make tiered royalty payments to Gensaic in the mid-single to low double-digit range based on the net sales of all licensed PDP products during the royalty term. The Company is also responsible for potential tiered milestone payments of up to $452.0 million based upon the achievement of certain sales milestone events and developmental milestone approvals for three or more products. Gensaic also has the option to become a collaborative partner in the development and commercialization of PDP products in exchange for a fee based on a percentage of the costs incurred by the Company through the date Gensaic exercises its option. The Company would no longer be required to pay Gensaic royalty or milestone payments if Gensaic elects to exercise its option.
The Company may terminate this agreement by providing written notice to Gensaic 90 days in advance of the termination date.
As of December 31, 2022, none of these contingent payments were considered probable.
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
Under the terms of their respective employment agreements, each of the Company's named executive officers is eligible to receive severance payments and benefits upon a termination without “cause” or due to “permanent disability,” or upon “resignation for good reason,” contingent upon the named executive officer’s delivery to the Company of a satisfactory release of claims, and subject to the named executive officer’s compliance with non-competition and non-solicitation restrictive covenants for two years following the termination date.
NOTE 11 – COLLABORATION AGREEMENTS
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
On March 29, 2021, the Company received a notice of termination of the Angelini License Agreement. Subsequently, Angelini and the Company mutually agreed to waive the six-month termination notice provisions and the Angelini License Agreement terminated effective March 31, 2021. The Company has been released from its performance obligations and will not be entitled to any future milestone payments under the Angelini License Agreement.
The Company evaluated the Angelini License Agreement to determine whether it was a collaborative arrangement for purposes of ASC 808, Collaborative Arrangements. The Company concluded that because Angelini was not the ultimate decision maker or the legal owner of the license, Angelini was not considered an active participant and therefore the Angelini License Agreement was outside of the scope of ASC 808. The Company concluded that Angelini was a customer with regard to the combined license and research and development activities and as such the Angelini License Agreement should be evaluated under ASC 606.
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
The Company determined that the $7.0 million represented a potential payment to a customer and was deferred. The transfer of compound and the related information was considered a contingent milestone payment that would be recognized upon acceptance of the milestone by Angelini. The Company further determined that the license and the completion of ongoing trials were distinct from each other, as each had value without the other. As such, for purposes of ASC 606, the Company determined that these two material promises, represented distinct performance obligations.

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
During the year ended December 31, 2022, no revenue was recognized pursuant to the Angelini License Agreement. During the year ended December 31, 2021, and effective upon the termination of the Angelini License Agreement, the Company recognized $12.4 million of revenue consisting of $5.4 million of license revenue related to ongoing trials and the $7.0 million related to the potential 35% funding of the cost for Angelini future trials.
Takeda Collaboration
On January 6, 2017, the Company entered into a license and collaboration agreement with Takeda under which the Company licensed from Takeda certain exclusive rights to develop and commercialize soticlestat in certain territories.
In March 2021, the Company entered into the RLT Agreement with Takeda, pursuant to which Takeda secured rights to the Company’s 50% global share in soticlestat, and the Company granted to Takeda an exclusive worldwide license under the Company’s relevant intellectual property rights to develop and commercialize the investigational medicine soticlestat for the treatment of developmental and epileptic encephalopathies, including Dravet syndrome and Lennox-Gastaut syndrome.
Under the RLT Agreement, all rights in soticlestat are owned by Takeda or exclusively licensed to Takeda by the Company. Takeda assumed all responsibility for, and costs of, both development and commercialization of soticlestat, and the Company will no longer have any financial obligation to Takeda under the original collaboration agreement, including milestone payments or any future development and commercialization costs. On March 29, 2021 upon the closing of the RLT Agreement, the Company received an upfront payment of $196.0 million and, if soticlestat is successfully developed, will be eligible to receive up to an additional $660.0 million upon Takeda achieving developmental, regulatory and sales milestones. In addition, the Company will be entitled to receive tiered royalties beginning in the low double-digits, and up to 20% on sales of soticlestat if regulatory approval is achieved. Royalties will be payable on a country-by-country and product-by-product basis for any indications that soticlestat is approved for and sold during the period beginning on the date of the first commercial sale of such product in such country and ending on the later to occur of the expiration of patent rights covering the product in such country and a specified anniversary of such first commercial sale.
The Company identified the following material promises under the RLT Agreement: (1) no later than the second business day prior to the closing of the RLT Agreement (the “Closing Date”), the Company and Takeda were required to agree on an estimate of the development expenses that accrued, or would accrue, under the original collaboration agreement as of March 31, 2021; (2) on the Closing Date, the Company was required to (i) provide and transfer to Takeda the materials, information and data relating to the soticlestat program, including clinical trial data and results, as further set forth in the RLT Agreement, (ii) assign to Takeda certain agreements applicable to the soticlestat program, and (iii) assign to Takeda all of its right, title and interest in, to and under all intellectual property rights developed or created pursuant to the original collaboration agreement and owned jointly by the Company and Takeda as of the Closing Date; (3) within 45 days after March 31, 2021, the Company and Takeda were required to provide a written report to the finance officer designated by the other party setting forth a final total of the development expenses that accrued as of March 31, 2021 and, within 10 business days after receipt of such report, the finance officers shall agree on whether a net settlement payment is due from Takeda to the Company or from the Company to Takeda; and (4) within 75 days after the Closing Date, to the extent not provided on the Closing Date, Ovid shall provide to Takeda (i) any materials, information and data relating to the soticlestat program, including clinical trial data and results, as further set forth in the RLT Agreement, (ii) other documents (including all expired agreements and related data developed thereunder) to the extent relating to the soticlestat program that are necessary for the exploitation, development, commercialization and manufacture of soticlestat, as further set forth in the RLT Agreement and (iii) any tangible embodiments of the intellectual property rights controlled by Ovid that are reasonably necessary for, used in or held for use in Takeda’s exploitation of the soticlestat program.
The Company determined the transaction price was equal to the upfront fee of $196.0 million and was associated with all four performance obligations identified above. It is noted that the incremental effort associated with performance obligations three and four is negligible and not material in the context of the RLT Agreement since all of the information was related to the collaboration period for which the Company already had the information readily available. Therefore, since they were not material in the context of the RLT Agreement, the full upfront fee was allocated to the two performance obligations satisfied at closing.

During the year ended December 31, 2022, no expense was recognized pursuant to the RLT Agreement. During the year ended December 31, 2021, the Company recognized a credit in research and development expenses of $2.5 million and recognized $0.1 million in general and administrative expenses representing costs which were reimbursed to the Company from Takeda.
Healx License and Option Agreement
On February 1, 2022, the Company entered into the Healx License and Option Agreement. Under the terms of the Healx License and Option Agreement, Healx, Ltd. has secured a one-year option to investigate gaboxadol "(OV101") as part of a potential combination therapy for Fragile X syndrome in a Phase 2A clinical trial, as well as a treatment for other indications, for an upfront payment of $0.5 million, and fees to support prosecution and maintenance of the Company's relevant intellectual property rights. At the end of the one-year option period, Healx had the option to secure rights to an exclusive license under the Company's relevant intellectual property rights, in exchange for an additional payment of $2.0 million, development and commercial milestone payments, and low to mid-tier double digit royalties. This option period was extended for an additional three months as of February 1, 2023. If applicable, royalties are payable on a country-by-country and product-by-product basis during the period beginning on the date of the first commercial sale of such product in such country and ending on the later to occur of the expiration of patent rights covering the product in such country and a specified anniversary of such first commercial sale.
Healx will assume all responsibility for, and costs of, both development and commercialization of gaboxadol following the exercise of the option. The Company will retain the option to co-develop and co-commercialize the program with Healx ("Ovid Opt-In Right"), at the end of a positive readout of clinical Phase 2B and would share net profits and losses in lieu of the milestones and royalty payments. If the Ovid-Opt-In Right were exercised, the Company would be required to pay Healx 50% of development costs. The Company does not plan to conduct further trials of gaboxadol. The term of the Healx License and Option Agreement will continue until the later of (a) the expiration of all relevant royalty terms, or in the event that Healx does not exercise its option during the option period defined in the Healx License and Option Agreement ("Option Period"), the expiration of such period, or (b) in the event that Healx does exercise its option during the Option Period, and the Company does not exercise the Ovid Opt-In Right during the period of time we have to opt-in ("Opt-In Period") or the opt-in terms are otherwise terminated, upon the expiration of all payment obligations, or (c) in the event that Healx does exercise the Option during the Option Period, and the Company does exercise the Ovid Opt-In Right during the Opt-In Period, such time as neither Healx nor Ovid is continuing to exploit the gaboxadol.
During the year ended December 31, 2022, the Company recorded revenue of $0.5 million associated with the Healx License and Option Agreement.
Marinus Pharmaceuticals Out-License Agreement
On March 1, 2022, the Company entered into an exclusive patent license agreement with Marinus ("Marinus License Agreement"). Under the Marinus License Agreement, the Company granted Marinus an exclusive, non-transferable (except as expressly provided therein), royalty-bearing right and license under certain Ovid patents relating to ganaxolone to develop, make, have made, commercialize, promote, distribute, sell, offer for sale and import licensed products in the territory (which consist of the United States, the European Economic Area, United Kingdom and Switzerland) for the treatment of CDKL5 deficiency disorders. Following the date of regulatory approval by the FDA of the first licensed product in the territory which was received on March 18, 2022, Marinus issued, at the Company's option, 123,255 shares of Marinus common stock, par value $0.001 per share, as payment. The Marinus License Agreement also provides for payment of royalties from Marinus to the Company in single digits on net sales of each such licensed product sold.
The Company recorded revenue and an associated investment in equity securities of approximately $0.9 million related to the patent license agreement on March 18, 2022, based on the price of Marinus common stock on March 1, 2022. The Company had unrealized losses on the Marinus common stock of $0.5 million for the year ended December 31, 2022, which were recorded as an unrealized loss on equity securities and reflected in other income (expenses), net in the consolidated statements of operations.
NOTE 12 – RELATED PARTY TRANSACTIONS
In March 2021, the Company entered into the RLT Agreement with Takeda. For a description of the RLT Agreement, see Note 11.
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
The following tables summarizes the calculation of basic and diluted net (loss) income per share:

	For the Year Ended December 31,
	2022	2021
Net (loss) income	$(54,169,029)	$122,834,584
Net income attributable to participating securities	—	(2,997,344)
Net (loss) income attributable to common stockholders	$(54,169,029)	$119,837,240

	For the Year Ended December 31,
	2022	2021
Net (loss) income attributable to common stockholders	$(54,169,029)	$119,837,240
Weighted average common shares outstanding used in computing net (loss) income per share - basic	70,424,819	67,479,403
Weighted average common shares outstanding used in computing net (loss) income per share - diluted	70,424,819	68,067,992
Net (loss) income per share, basic	$(0.77)	$1.78
Net (loss) income per share, diluted	$(0.77)	$1.76
The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	For the Year Ended For the Year Ended December 31,
	2022	2021
Stock options to purchase common stock	12,961,238	10,776,758
Common stock issuable upon conversion of Series A convertible preferred stock	1,250,000	1,250,000