Form 10-Q
period 2023-03-31
Ovid Therapeutics Inc.
filed 2023-05-05
CIK 1636651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
As of May 2, 2023, the registrant had 70,521,340 shares of common stock, $0.001 par value per share, outstanding.

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
•our expectations regarding the timing of clinical trials and potential regulatory filings;
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
In this Quarterly Report on Form 10-Q, unless otherwise stated or as the context otherwise requires, references to “Ovid,” “the Company,” “we,” “us,” “our” and similar references refer to Ovid Therapeutics Inc. and its wholly owned
i

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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
OVID THERAPEUTICS INC.
Condensed Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$63,051,928	$44,867,846
Marketable securities	54,668,093	84,133,565
Prepaid expenses and other current assets	1,799,343	2,379,280
Total current assets	119,519,364	131,380,691

Long-term equity investments	5,982,452	5,622,547
Restricted cash	1,930,253	1,930,753
Right-of-use asset, net	14,669,362	14,922,669
Property and equipment, net	1,053,063	1,147,963
Other assets	212,510	261,191
Total assets	$143,367,004	$155,265,814

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,831,490	$1,952,910
Accrued expenses	4,085,369	4,504,669
Current portion, lease liability	804,139	533,946
Total current liabilities	6,720,998	6,991,525

Long-term liabilities:
Lease liability	15,698,324	16,001,725
Total liabilities	22,419,322	22,993,250

Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; Series A convertible preferred stock, 10,000 shares designated, 1,250 shares issued and outstanding at March 31, 2023 and December 31, 2022	1	1
Common stock, $0.001 par value; 125,000,000 shares authorized; 70,491,510 and 70,466,885 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	70,492	70,467
Additional paid-in-capital	359,754,310	357,770,825
Accumulated other comprehensive income (loss)	5,630	(42,187)
Accumulated deficit	(238,882,751)	(225,526,542)
Total stockholders' equity	120,947,682	132,272,564
Total liabilities and stockholders' equity	$143,367,004	$155,265,814
See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.
Condensed Consolidated Statements of Operations
(unaudited)

	For The Three Months Ended March 31, 2023	For The Three Months Ended March 31, 2022
Revenue:
License and other revenue	$66,160	$1,445,366
Total revenue	66,160	1,445,366
Operating expenses:
Research and development	6,614,717	7,832,269
General and administrative	8,343,748	9,880,203
Total operating expenses	14,958,465	17,712,472
Loss from operations	(14,892,305)	(16,267,106)
Other income (expense), net	1,536,095	209,050
Loss before provision for income taxes	(13,356,209)	(16,058,056)
Provision for income taxes	—	50,000
Net loss	$(13,356,209)	$(16,108,056)
Net loss per share, basic	$(0.19)	$(0.23)
Net loss per share, diluted	$(0.19)	$(0.23)
Weighted-average common shares outstanding, basic	70,490,704	70,345,828
Weighted-average common shares outstanding, diluted	70,490,704	70,345,828
See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)

	For The Three Months Ended March 31, 2023	For The Three Months Ended March 31, 2022
Net loss	$(13,356,209)	$(16,108,056)
Other comprehensive income:
Unrealized gain on marketable securities	47,817	—
Comprehensive loss	$(13,308,392)	$(16,108,056)
See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	1,250	$1	70,466,885	$70,467	$357,770,825	$(42,187)	$(225,526,542)	$132,272,564
Issuance of common stock from exercise of stock options and purchases from employee stock purchase plan	—	—	24,625	25	66,968	—	—	66,993
Stock-based compensation expense	—	—	—	—	1,916,518	—	—	1,916,518
Other comprehensive income	—	—	—	—	—	47,817	—	47,817
Net loss	—	—	—	—	—	—	(13,356,209)	(13,356,209)
Balance, March 31, 2023	1,250	$1	70,491,510	$70,492	$359,754,310	$5,630	$(238,882,751)	$120,947,682
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	1,250	$1	70,364,912	$70,359	$351,033,589	$—	$(171,357,513)	$179,746,436
Issuance of common stock from exercise of stock options and purchases from employee stock purchase plan	—	—	52,333	14	33,065	—	—	33,079
Stock-based compensation expense	—	—	—	—	1,324,812	—	—	1,324,812
Net income	—	—	—	—	—	—	(16,108,056)	(16,108,056)
Balance, March 31, 2022	1,250	$1	70,417,245	$70,373	$352,391,466	$—	$(187,465,569)	$164,996,271
See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For The Three Months Ended March 31, 2023	For The Three Months Ended March 31, 2022
Cash flows from operating activities:
Net loss	$(13,356,209)	$(16,108,056)
Adjustments to reconcile net loss to cash used in operating activities:
Non-cash consideration received in licensing agreement transaction	—	(945,366)
Unrealized gain on equity investment	(359,905)	(207,068)
Interest income and accretion of discount on marketable securities	(729,119)	—
Stock-based compensation expense	1,916,518	1,324,812
Depreciation and amortization expense	144,650	73,807
Amortization of right-of-use asset	253,307	—
Accretion of lease liability	288,501	88,291
Change in operating assets and liabilities:
Prepaid expenses and other current assets	258,228	262,437
Security deposit	12,491	(4,305)
Accounts payable	(121,420)	(4,870,271)
Accrued expenses	(419,302)	299,300
Net cash used in operating activities	(12,112,260)	(20,086,419)

Cash flows from investing activities:
Purchase of marketable securities	(9,757,591)	—
Sales/maturities of marketable securities	40,000,000	—
Issuance of short-term note receivable	—	(1,000,000)
Purchases of property and equipment	(13,560)	(45,935)
Software development and other costs	—	(30,230)
Net cash provided by (used in) investing activities	30,228,849	(1,076,165)

Cash flows from financing activities:
Proceeds from exercise of options and purchases from employee stock purchase plan	66,993	33,079
Net cash provided by financing activities	66,993	33,079

Net increase (decrease) in cash, cash equivalents and restricted cash	18,183,582	(21,129,505)
Cash, cash equivalents and restricted cash, at beginning of period	46,798,599	189,728,285
Cash, cash equivalents and restricted cash, at end of period	$64,982,181	$168,598,780

Non-cash investing and financing activities:
Right-of-use asset in exchange for lease liability	$—	$15,779,773
See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – NATURE OF OPERATIONS
Ovid Therapeutics Inc. (the “Company”) was incorporated under the laws of the state of Delaware and commenced operations on April 1, 2014 and maintains its principal executive office in New York, New York. The Company is a biopharmaceutical company committed to developing medicines that transform the lives of people with epilepsies and seizure-related disorders.
Since its inception, the Company has devoted substantially all of its efforts to business development, research and development, recruiting management and technical staff, and raising capital, and has financed its operations through the issuance of convertible preferred stock, common stock and other equity instruments. The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development and regulatory success, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, and the ability to secure additional capital to fund operations.
The Company’s major sources of cash have been licensing revenue, proceeds from various public and private offerings of its capital stock, option exercises and interest income. As of March 31, 2023, the Company had approximately $117.7 million in cash, cash equivalents and marketable securities. Since inception, the Company has generated $222.6 million in revenue, primarily from the Company’s royalty, license and termination agreement (“RLT Agreement”) with Takeda Pharmaceutical Company Limited (“Takeda”). Historically, the Company has incurred recurring losses, has experienced negative operating cash flows and requires significant cash resources to execute its business plans. The Company has an accumulated deficit of $238.9 million as of March 31, 2023, working capital of $112.8 million and had cash used in operating activities of $12.1 million for the three months ended March 31, 2023.
The Company recorded a net loss of $13.4 million during the three months ended March 31, 2023, and expects to incur losses in subsequent periods for at least the next several years. The Company is highly dependent on its ability to find additional sources of funding through either equity offerings, debt financings, collaborations, strategic alliances, licensing agreements or a combination of any such transactions. Management believes that the Company’s existing cash, cash equivalents and marketable securities as of March 31, 2023 will be sufficient to fund its current operating plans through at least the next 12 months from the date of filing of the Company’s Quarterly Report on Form 10-Q. Adequate additional funding may not be available to the Company on acceptable terms or at all. The failure to raise capital as and when needed could have a negative impact on the Company’s financial condition and ability to pursue its business strategy. The Company may be required to delay, reduce the scope of or eliminate research and development programs, or obtain funds through arrangements with collaborators or others that may require the Company to relinquish rights to certain drug candidates that the Company might otherwise seek to develop or commercialize independently.
The Company is subject to other challenges and risks specific to its business and its ability to execute on its strategy, as well as risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations, including, without limitation, risks and uncertainties associated with: delays or problems in the supply of the Company's product candidates, loss of single source suppliers or failure to comply with manufacturing regulations; identifying, acquiring or in-licensing additional products or product candidates; pharmaceutical product development and the inherent uncertainty of clinical success; the challenges of protecting and enhancing intellectual property rights; complying with applicable regulatory requirements; and obtaining regulatory approval of any of the Company's product candidates.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 13, 2023.
(A) Unaudited Interim Condensed Consolidated Financial Statements
The interim condensed consolidated balance sheet at March 31, 2023 and the condensed consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ equity for the three months ended March 31, 2023 and 2022 are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP are condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of its financial information. The results of operations for the three month periods ended March 31, 2023 and 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other future annual or interim period. The balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K.
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
(D) Marketable Securities
Marketable securities consist of investments in U.S. treasury instruments which are considered available-for-sale securities. The Company classifies its marketable securities with maturities of less than one year from the balance sheet date as current assets on its condensed consolidated balance sheets. The Company classifies its marketable securities with original maturities of less than three months as cash equivalents on its consolidated balance sheets. Unrealized gains and losses on these securities that are determined to be temporary are reported as a separate component of accumulated other comprehensive loss in stockholder's equity.
(E) Restricted Cash
The Company classifies as restricted cash all cash pledged as collateral to secure long-term obligations and all cash whose use is otherwise limited by contractual provisions. Amounts are reported as non-current unless restrictions are expected to be released in the next 12 months.
(F) Long-Term Equity Investments
Long-term equity investments consist of an equity investment in the preferred shares of Gensaic, Inc., formerly M13 Therapeutics, Inc. (“Gensaic”), a privately held corporation. The preferred shares are not considered in-substance common stock, and the investment is accounted for at cost, with adjustments for observable changes in prices or impairments, and is classified within long-term equity investments on our consolidated balance sheets with adjustments recognized in other (expense) income, net on our consolidated statements of operations. The Company has determined that the equity investment does not have a readily determinable fair value and elected the measurement alternative. Therefore, the equity investment’s carrying amount will be adjusted to fair value at the time of the next observable price change for the identical or similar investment of the same issuer or when an impairment is recognized. Each reporting period, the Company performs a qualitative assessment to evaluate whether the investment is impaired. The assessment includes a review of recent operating results and trends, recent sales/acquisitions of the investee's securities, and other publicly available data. If the investment is impaired, the Company writes it down to its estimated fair value. As of March 31, 2023 and December 31, 2022, the equity investment in Gensaic had a carrying value of $5.1 million.
Long-term equity investments also consist of an equity investment in the common shares of Marinus Pharmaceuticals, Inc. (“Marinus”) that were received as non-cash consideration via the terms of a licensing agreement executed between the two companies effective March 2022. The equity shares are marked-to-market at each reporting date with changes in the fair value being reflected in the carrying value of the investment on the Company's consolidated balance sheets and other income (expense) on the Company's consolidated statements of operations. As of March 31, 2023 and December 31, 2022, the equity investment in Marinus had a carrying value of approximately $0.9 million and $0.5 million, respectively.
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
The three levels of the fair value hierarchy are as follows:
•Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities. The Company’s Level 1 assets consisted of investments in a U.S. treasury money market fund and equity securities totaling $61.6 million as of March 31, 2023. The Company's Level 1 assets totaled $42.5 million as of December 31, 2022.
•Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted prices of similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active). Level 2 includes financial instruments that are valued using models or other valuation methodologies. The Company's Level 2 assets consisted of U.S. treasury bills, totaling $54.7 million as of March 31, 2023 and $84.1 million as of December 31, 2022.
•Level 3—Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when their fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. There were no Level 3 assets or liabilities as of March 31, 2023 or December 31, 2022.
The carrying amounts reported in the balance sheets for cash and cash equivalents, other current assets, accounts payable and accrued expenses approximate their fair value based on the short-term maturity of these instruments.
(H) Leases
The Company determines if an arrangement is a lease at inception and recognizes the lease in accordance with ASC 842. Operating leases are included in right-of-use “ROU”) assets, current liabilities, and long-term lease liability in the Company's consolidated balance sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. The Company determines the portion of the lease liability that is current as the difference between the calculated lease liability at the end of the current period and the lease liability that is projected 12 months from the current period.
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
(J) Research and Development Expenses
The Company expenses the cost of research and development as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including clinical trial costs, manufacturing costs for both clinical and preclinical materials as well as contracted services, license fees, and other external costs. Research and development expenses also include the cost of licensing agreements acquired from third-parties. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity is performed or when the goods have been received in accordance with ASC 730, Research and Development.
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
(M) Net Loss per Share
Net loss per common share is determined by dividing net loss attributable to common stockholders by the basic and diluted weighted-average common shares outstanding during the period. The Company applies the two-class method to allocate earnings between common stock and participating securities.
When applicable, net income per diluted share attributable to common stockholders adjusts the basic earnings per share attributable to common stockholders and the weighted-average number of shares of common stock outstanding for the potential dilutive impact of stock options using the treasury-stock method and the potential impact of preferred stock using the if-converted method.
(N) Revenue Recognition
Under ASC 606, Revenue from Contracts with Customers, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. In applying ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the promises and performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) it satisfies the performance obligations. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration to which it is entitled in exchange for the goods or services the Company transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract, determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.
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
(O) Recent Accounting Pronouncements
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
NOTE 3 – CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES
The following tables summarize the fair value of cash, cash equivalents and marketable securities as well as gross unrealized holding gains and losses as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Cash	$2,346,359	$—	$—	$2,346,359
Money market funds	60,705,569	—	—	60,705,569
Marketable securities	54,662,463	5,630	—	54,668,093
Total cash, cash equivalents and marketable securities	$117,714,391	$5,630	$—	$117,720,021

	December 31, 2022
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Cash	$2,853,042	$—	$—	$2,853,042
Money market funds	42,014,804	—	—	42,014,804
Marketable securities	84,175,752	—	(42,187)	84,133,565
Total cash, cash equivalents and marketable securities	$129,043,598	$—	$(42,187)	$129,001,411
The Company did not hold any securities that were in an unrealized loss position for more than 12 months as of March 31, 2023 and December 31, 2022.
There were no material realized gains or losses on available-for-sale securities during the three months ended March 31, 2023 and 2022.
NOTE 4 – PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS
Property and equipment is summarized as follows:

	March 31, 2023	December 31, 2022
Furniture and equipment	$1,436,592	$1,423,032
Leasehold improvements	306,312	306,312
Less accumulated depreciation	(689,841)	(581,381)
Total property and equipment, net	$1,053,063	$1,147,963
Depreciation expense was $108,460 and $30,839 for the three months ended March 31, 2023 and 2022, respectively.
Intangible assets, net of accumulated amortization, were $185,910 and $222,100 as of March 31, 2023 and December 31, 2022, respectively, and are included in other assets. Amortization expense was $36,190 and $32,000 for the three months ended March 31, 2023 and 2022, respectively.
NOTE 5 – LEASES
During September 2021, the Company entered into a 10-year lease agreement for its corporate headquarters with a term commencing March 10, 2022, for approximately 19,000 square feet of office space at Hudson Commons in New York, New York. The lease provides for monthly rental payments over the lease term. The base rent under the lease is currently $2.3 million per year. Rent payments commenced 10 months following the commencement date of the lease, or January 10, 2023, and continue for 10 years following the rent commencement date. The Company issued a letter of credit in the amount of $1.9 million in association with the execution of the lease agreement; the letter of credit is characterized as restricted cash on the Company's condensed consolidated balance sheets.
The Hudson Commons lease has a remaining lease term of approximately 10 years and includes a single renewal option for an additional five years. The Company did not include the renewal option in the lease term when calculating the lease liability as the Company is not reasonably certain that it will exercise the renewal option. The present value of the lease payments is calculated using an incremental borrowing rate of 7.02%. Lease expense is included in general and administrative and research and development expenses in the condensed consolidated statements of operations.
ROU asset and lease liabilities related to the Company's operating lease are as follows:

March 31, 2023
Right-of-use asset	$14,669,362
Current lease liability	804,139
Long-term lease liability	$15,698,324
The components of operating lease cost for the three months ended March 31, 2023 were as follows:

March 31, 2023
Operating lease cost	$541,808
Variable lease cost	—
Short-term lease cost	—
Future minimum commitments under the non-cancelable operating lease are as follows:

2023	1,351,177
2024	2,316,303
2025	2,316,303
2026	2,316,303
2027	2,316,303
Thereafter	12,347,235
$22,963,624
NOTE 6 – ACCRUED EXPENSES
Accrued expenses consist of the following:

	March 31, 2023	December 31, 2022
Payroll and bonus accrual	$1,895,602	$3,233,802
Research and development accrual	1,343,672	395,247
Professional fees accrual	675,234	682,664
Other	170,861	192,956
Total	$4,085,369	$4,504,669
NOTE 7 – STOCKHOLDERS’ EQUITY
The Company’s capital structure consists of common stock and convertible preferred stock. Pursuant to the Company’s amended and restated certificate of incorporation, as amended, the Company is authorized to issue up to 125,000,000 shares of common stock and 10,000,000 shares of preferred stock. The Company has designated 1,250 of the 10,000,000 authorized shares of preferred stock as non-voting Series A Convertible Preferred Stock (“Series A Preferred Stock”).

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
There were 1,250 shares of Series A Preferred Stock outstanding as of March 31, 2023 and December 31, 2022. Each share of Series A Preferred Stock is convertible into 1,000 shares of common stock at any time at the holder’s option. However, the holder will be prohibited, subject to certain exceptions, from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than, at the written election of the holder, either 9.99% or 14.99% of the total number of shares of common stock then issued and outstanding, which percentage may be changed at the holder’s election to any other number less than or equal to 19.99% upon 61 days’ notice to the Company; provided, however, that effective 61 days after delivery of such notice, such beneficial ownership limitations shall not be applicable to any holder that beneficially owns either 10.0% or 15.0%, as applicable based on the holder’s initial written election noted above, of the total number of shares of common stock issued and outstanding immediately prior to delivery of such notice. In the event of a liquidation, dissolution, or winding up of the Company, holders of Series A Preferred Stock will receive a payment equal to $0.001 per share of Series A Preferred Stock before any proceeds are distributed to the holders of common stock.
In November 2020, the Company entered into a sales agreement (the “2020 ATM agreement”) with Cowen and Company, LLC (“Cowen”), under which the Company may offer and sell in “at the market offerings,” from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $75.0 million through Cowen acting as sales agent. As of March 31, 2023, the Company has not sold any shares of its common stock under the 2020 ATM agreement.
Dividends
Through March 31, 2023, the Company has not declared any dividends. No dividends on the common stock shall be declared and paid unless dividends on the preferred stock have been declared and paid.
NOTE 8 – STOCK-BASED COMPENSATION
The Company's Board of Directors adopted, and the Company's stockholders approved, the 2017 Equity Incentive Plan (“2017 Plan”), which became effective on May 4, 2017. The initial reserve of shares of common stock issuable under the 2017 Plan was 3,052,059 shares. The 2017 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards, and other forms of stock-based awards. Additionally, the 2017 Plan provides for the grant of performance cash awards. The Company's employees, officers, directors, consultants and advisors are eligible to receive awards under the 2017 Plan. Following the adoption of the 2017 Plan, no further awards will be granted under the Company’s prior plan. Pursuant to the terms of the 2017 Plan, on each January 1st, the plan limit shall be increased by the lesser of (x) 5% of the number of shares of common stock outstanding as of the immediately preceding December 31 and (y) such lesser number as the Board of Directors may determine at its discretion. On January 1, 2023 and January 1, 2022 an additional 3,523,344 and 1,000,000 shares, respectively, were reserved for issuance under the 2017 Plan. As of March 31, 2023, there were 4,243,849 shares of the Company’s common stock reserved and available for issuance under the 2017 Plan.
The Company's Board of Directors adopted, and the Company's stockholders approved, the 2017 Employee Stock Purchase Plan (“2017 ESPP”), which became effective on May 4, 2017. The initial reserve of shares of common stock issuable under the 2017 ESPP was 279,069 shares. The 2017 ESPP allows employees to purchase common stock of the Company at a 15% discount to the market price on designated semi-annual purchase dates. During the three months ended March 31, 2023 and 2022, 29,830 and 38,583 shares, respectively, were purchased under the 2017 ESPP, and the Company recorded expense of $15,154 and $21,019, respectively. The number of shares of common stock reserved for issuance under the 2017 ESPP automatically increases on January 1 of each year, beginning on January 1, 2018 and continuing through and including January 1, 2027, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (ii) 550,000 shares or (iii) such lesser number of shares determined by the Board. The Board acted prior to each of January 1, 2023 and January 1, 2022 to provide that there be no increase in the number of shares reserved for issuance under the 2017 ESPP on either such date. As of March 31, 2023, there were 386,777 shares of the Company’s common stock reserved and available for issuance under the 2017 ESPP.
The Company’s Board of Directors adopted and the Company’s stockholder’s approved the 2014 Equity Incentive Plan (“2014 Plan”), which authorized the Company to grant shares of common stock in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units. The 2014 Plan was terminated as to future awards in May 2017, although it continues to govern the terms of options that remain outstanding under the 2014 Plan. No additional stock awards will be granted under the 2014 Plan, and all outstanding stock awards granted under the 2014 Plan that are repurchased, forfeited, expire or are cancelled will become available for grant under the 2017 Plan in accordance with its terms. As of March 31, 2023, options to purchase 1,663,597 shares of common stock were outstanding under the 2014 Plan.
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
Performance-based option awards generally have similar terms, with vesting commencing on the date the performance condition is achieved and expire in accordance with the specific terms of the agreement. At March 31, 2023, there were 100,000 performance-based options outstanding and unvested that include options to be granted upon the achievement of certain research and development milestones.
The fair value of options granted during the three months ended March 31, 2023 and 2022 was estimated using the Black-Scholes option valuation model. The inputs for the Black-Scholes option valuation model require significant assumptions that are detailed in the table below. The risk-free interest rates were based on the rate for U.S. Treasury securities at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected life was based on the simplified method in accordance with the SEC Staff Accounting Bulletin No. Topic 14D. Beginning in January 1, 2023, the expected volatility was estimated based on historical volatility information of the Company since the Company's initial public offering.
All assumptions used to calculate the grant date fair value of nonemployee options are generally consistent with the assumptions used for options granted to employees. In the event the Company terminates any of its consulting agreements, the unvested options underlying the agreements would also be canceled.
The Company did not grant any stock options to nonemployee consultants for services rendered during the three months ended March 31, 2023 and 2022. There were 125,303 and 175,938 unvested nonemployee options outstanding as of March 31, 2023 and 2022, respectively. Total expense recognized related to nonemployee stock options for the three months ended March 31, 2023 and 2022, was $108,585 and $195,000, respectively. Total unrecognized compensation expenses related to the nonemployee stock options was $518,392 as of March 31, 2023. The Company did not recognize any expense for nonemployee performance-based option awards during the three months ended March 31, 2023 or 2022.
The Company granted 2,660,500 and 2,426,750 stock options to employees during the three months ended March 31, 2023 and 2022, respectively. There were 7,372,384 and 5,954,029 unvested employee options outstanding as of March 31, 2023, and 2022, respectively. Total expense recognized related to the employee stock options for the three months ended March 31, 2023 and 2022 was $1.8 million and $1.1 million, respectively. Total unrecognized compensation expense related to employee stock options was $14.2 million as of March 31, 2023. No expense for employee performance-based options was recognized during the three months ended in March 31, 2023 and 2022.
The Company’s stock-based compensation expense was recognized in operating expenses as follows:

	Three Months Ended March 31,
	2023	2022
Research and development	$510,261	$395,492
General and administrative	1,406,257	929,320
Total	$1,916,518	$1,324,812

	Three Months Ended March 31,
	2023	2022
Stock options	$1,901,364	$1,303,793
Employee Stock Purchase Plan	15,154	21,019
Total	$1,916,518	$1,324,812
The fair value of employee options granted during the three months ended March 31, 2023 and 2022 was estimated utilizing the following assumptions:

	Three Months Ended March 31,
	2023	2022
	Weighted Average	Weighted Average
Volatility	84.61%	87.17%
Expected term in years	6.06	6.06
Dividend rate	0.00%	0.00%
Risk-free interest rate	4.00%	1.72%
Fair value of option on grant date	$1.84	$2.00
The following table summarizes the number of options outstanding and the weighted average exercise price:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding December 31, 2022	12,961,238	$4.13	7.42	$62,158
Granted	2,660,500	2.50	9.91
Exercised	(9,625)	1.91
Forfeited or expired	(193,936)	3.38
Options outstanding March 31, 2023	15,418,177	$3.86	7.57	$1,028,677
Vested and exercisable at March 31, 2023	7,920,490	$4.75	6.23	$694,303
At March 31, 2023 there was approximately $14.7 million of unrecognized stock–based compensation expense related to employee and nonemployee grants, which is expected to be recognized over a remaining average vesting period of 2.57 years.
NOTE 9 – INCOME TAXES
The Company’s interim income tax provision consists of U.S. federal and state income taxes based on the estimated annual effective tax rate that the Company expects for the full year together with the tax effect of discrete items. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of March 31, 2023, the Company was in a pre-tax loss position, and is anticipated to remain so throughout the year.
For the three months ended March 31, 2023, the Company did not record any tax benefit or expense.
In assessing the realizability of deferred tax assets, management evaluates whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. Management assesses all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, prior earnings history, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Significant weight is given to positive and negative evidence that is objectively verifiable. Based on these factors, including cumulative losses in recent years, the Company continues to maintain a full valuation allowance against its net deferred tax assets as of March 31, 2023.
NOTE 10 – COMMITMENTS AND CONTINGENCIES
License Agreements
Northwestern University License Agreement
In December 2016, the Company entered into a license agreement with Northwestern University, (“Northwestern”), pursuant to which Northwestern granted the Company an exclusive, worldwide license to patent rights of certain inventions (“Northwestern Patent Rights”) which relate to a specific compound and related methods of use for such compound, along with certain Know-How related to the practice of the inventions claimed in the Northwestern Patents. The Company is developing OV329 under this agreement.
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
AstraZeneca AB License Agreement
On December 30, 2021, the Company entered into an exclusive license agreement with AstraZeneca AB (“AstraZeneca”), for a library of early-stage small molecules targeting the KCC2 transporter, including lead candidate OV350. Upon execution of the agreement, the Company was obligated to pay an upfront cash payment of $5.0 million and issued shares of the Company's common stock in an amount that equaled $7.3 million based on the volume-weighted average price of shares of the Company's common stock for the 30 business days immediately preceding the execution date of the transaction. Since the intangibles acquired in the AstraZeneca license agreement do not have an alternative future use, all costs incurred were treated as research and development expense. The Company recorded a total of $12.3 million as research and development expense related to this agreement during December 2021.
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

Gensaic Collaboration and Option Agreement
In August 2022, the Company entered into a collaboration and option agreement (“Collaboration Agreement”) with Gensaic. The Collaboration Agreement involves the research and development of phage-derived particle (“PDP”) products on Gensaic's proprietary platform for certain central nervous system rare disorder targets.
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
The Company shall reimburse Gensaic for Gensaic's research costs related to the specific research plan for PDP products identified, The research plan and budget shall be mutually agreed upon by the parties and shall not exceed $3.0 million in any research year. The Company will record these reimbursement payments as research and development costs in the period the research costs are incurred.
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
As of March 31, 2023, none of these contingent payments were considered probable.
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
In March 2021, the Company entered into the RLT Agreement, pursuant to which Takeda secured rights to the Company’s 50% global share in soticlestat, and the Company granted to Takeda an exclusive worldwide license under the Company’s relevant intellectual property rights to develop and commercialize the investigational medicine soticlestat for the treatment of developmental and epileptic encephalopathies, including Dravet syndrome and Lennox-Gastaut syndrome.
Under the RLT Agreement, all rights in soticlestat were owned by Takeda or exclusively licensed to Takeda by the Company. Takeda assumed all responsibility for, and costs of, both development and commercialization of soticlestat, and the Company will no longer have any financial obligation to Takeda under the original collaboration agreement, including milestone payments or any future development and commercialization costs. On March 29, 2021 upon the closing of the RLT Agreement, the Company received an upfront payment of $196.0 million and, if soticlestat is successfully developed, will be eligible to receive up to an additional $660.0 million upon Takeda achieving developmental, regulatory and sales milestones. In addition, the Company will be entitled to receive tiered royalties beginning in the low double-digits, and up to 20% on sales of soticlestat if regulatory approval is achieved. Royalties will be payable on a country-by-country and product-by-product basis for any indications that soticlestat is approved for and sold during the period beginning on the date of the first commercial sale of such product in such country and ending on the later to occur of the expiration of patent rights covering the product in such country and a specified anniversary of such first commercial sale.
The Company identified the following material promises under the RLT Agreement: (1) no later than the second business day prior to the closing of the RLT Agreement (the “Closing Date”), the Company and Takeda were required to agree on an estimate of the development expenses that accrued, or would accrue, under the original collaboration agreement as of March 31, 2021; (2) on the Closing Date, the Company was required to (i) provide and transfer to Takeda the materials, information and data relating to the soticlestat program, including clinical trial data and results, as further set forth in the RLT Agreement, (ii) assign to Takeda certain agreements applicable to the soticlestat program, and (iii) assign to Takeda all of its right, title and interest in, to and under all intellectual property rights developed or created pursuant to the original collaboration agreement and owned jointly by the Company and Takeda as of the Closing Date; (3) within 45 days after March 31, 2021, the Company and Takeda were required to provide a written report to the finance officer designated by the other party setting forth a final total of the development expenses that accrued as of March 31, 2021 and, within 10 business days after receipt of such report, the finance officers shall agree on whether a net settlement payment is due from Takeda to the Company or from the Company to Takeda; and (4) within 75 days after the Closing Date, to the extent not provided on the Closing Date, Ovid shall provide to Takeda (i) any materials, information and data relating to the soticlestat program, including clinical trial data and results, as further set forth in the RLT Agreement, (ii) other documents (including all expired agreements and related data developed thereunder) to the extent relating to the soticlestat program that are necessary for the exploitation, development, commercialization and manufacture of soticlestat, as further set forth in the RLT Agreement and (iii) any tangible embodiment of the intellectual property rights controlled by Ovid that are reasonably necessary for, used in or held for use in Takeda’s exploitation of the soticlestat program.
The Company determined the transaction price is equal to the upfront fee of $196.0 million and is associated with all four performance obligations identified above. It is noted that the incremental effort associated with performance obligations three and four is negligible and not material in the context of the RLT Agreement since all of the information is related to the collaboration period for which the Company already has the information readily available. Therefore, since they are not material in the context of the RLT Agreement, the full upfront fee was allocated to the two performance obligations satisfied at closing.
During the three months ended March 31, 2023, no expense was recognized pursuant to the RLT Agreement.
Healx License and Option Agreement
On February 1, 2022, the Company entered an exclusive license option agreement (“Healx License and Option Agreement”) with Healx, Ltd. (“Healx”). Under the terms of the Healx License and Option Agreement, Healx has secured a one-year option to investigate gaboxadol (“OV101”) as part of a potential combination therapy for Fragile X syndrome in a Phase 2A clinical trial, as well as a treatment for other indications, for an upfront payment of $0.5 million, and fees to support prosecution and maintenance of our relevant intellectual property rights. At the end of the one-year option period, Healx has the option to secure rights to an exclusive license under the Company's relevant intellectual property rights, in exchange for an additional payment of $2.0 million, development and commercial milestone payments, and low to mid-tier double digit royalties. On February 1, 2023, the Company granted an extension of the option period for up to four months for Healx to continue to investigate gaboxadol. Royalties are payable on a country-by-country and product-by-product basis during the period beginning on the date of the first commercial sale of such product in such country and ending on the later to occur of the expiration of patent rights covering the product in such country and a specified anniversary of such first commercial sale.
Healx will assume all responsibility for, and costs of, both development and commercialization of gaboxadol following the exercise of the option. The Company will retain the option to co-develop and co-commercialize the program with Healx (“Ovid Opt-In Right”) at the end of a positive readout of clinical Phase 2B and would share net profits and losses in lieu of the milestones and royalty payments. If the Ovid Opt-In Right were exercised, the Company would be required to pay Healx 50% of development costs. The Company does not plan to conduct further trials of gaboxadol. The term of the Healx License and Option Agreement will continue until the later of (a) the expiration of all relevant royalty terms, or in the event that Healx does not exercise its option during the option period defined in the Healx License and Option Agreement, or the Option Period, the expiration of such period, or (b) in the event that Healx does exercise its option during the Option Period, and the Company does not exercise the Ovid Opt-In Right during the period of time it has to opt-in, or the Opt-In Period, or the opt-in terms are otherwise terminated, upon the expiration of all payment obligations, or (c) in the event that Healx does exercise the Option during the Option Period, and the Company does exercise the Ovid Opt-In Right during the Opt-In Period, such time as neither Healx nor the Company is continuing to exploit gaboxadol. Further, if the Company exercises the Ovid Opt-In Right to co-develop and co-commercialize the program, it will owe a share of the net profit share to a third party with which it previously established a licensing agreement. If the Company does not exercise the Ovid Opt-In Right, it will owe the third party a share of all milestone and royalty payments.

No revenue was recognized relating to this agreement during the three months ended March 31, 2023. During the three months ended March 31, 2022, the Company recorded revenue of $0.5 million associated with the Healx License and Option Agreement.
Marinus Pharmaceuticals Out-License Agreement
On March 1, 2022, the Company entered into an exclusive patent license agreement with Marinus (“Marinus License Agreement”). Under the Marinus License Agreement, the Company granted Marinus an exclusive, non-transferable (except as expressly provided therein), royalty-bearing right and license under certain Ovid patents relating to ganaxolone to develop, make, have made, commercialize, promote, distribute, sell, offer for sale and import licensed products in the territory (which consist of the United States, the European Economic Area, United Kingdom and Switzerland) for the treatment of CDKL5 deficiency disorders. Following the date of regulatory approval by the FDA of the first licensed product in the territory which was received on March 18, 2022, Marinus issued, at the Company's option, 123,255 shares of Marinus common stock, par value $0.001 per share, as payment. The Marinus License Agreement also provides for payment of royalties from Marinus to the Company in single digits on net sales of each such licensed product sold.
The Company recorded revenue and an associated investment in equity securities of approximately $0.9 million related to the patent license agreement on March 18, 2022, based on the price of Marinus common stock on March 1, 2022. The Company had unrealized gains on the Marinus common stock of $0.4 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively, which were recorded as unrealized gains on equity securities and are reflected in other income (expense), net in the condensed consolidated statements of operations.
NOTE 12 – RELATED PARTY TRANSACTIONS
In March 2021, the Company entered into the RLT Agreement with Takeda. For a description of the RLT Agreement, see Note 11.
NOTE 13 – NET LOSS PER SHARE
Basic net loss per share is calculated based upon the weighted-average number of common shares outstanding during the period, excluding outstanding stock options that have not yet vested. For any period in which the Company records net income, diluted net income per share is calculated based upon the weighted-average number of common shares outstanding during the period plus the dilutive impact of weighted-average common equivalent shares outstanding during the period resulting from the assumed exercise of outstanding stock options determined under the treasury stock method and the assumed conversion of preferred stock into common shares determined using the if-converted method. Diluted net loss per share is equivalent to the basic net loss per share due to the exclusion of outstanding stock options and convertible preferred stock because the inclusion of these securities would result in an anti-dilutive effect on per share amounts.
The basic and diluted net loss per common share is presented in conformity with the two-class method required for participating securities and multiple classes of shares. The Company considers its preferred stock to be participating securities.
For any period in which the Company records net income, undistributed earnings allocated to the participating securities are subtracted from net income in determining net income attributable to common stockholders. The undistributed earnings have been allocated based on the participation rights of preferred stock and common shares as if the earnings for the year have been distributed. For periods in which the Company recognizes a net loss, undistributed losses are allocated only to common shares as the participating securities do not contractually participate in the Company’s losses. Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Participating securities are excluded from basic weighted-average common shares outstanding.

The following table summarizes the calculation of basic and diluted net loss per share:

	For the Three Months Ended March 31,
	2023	2022
Net loss	$(13,356,209)	$(16,108,056)
Net loss attributable to participating securities	—	—
Net loss attributable to common stockholders	$(13,356,209)	$(16,108,056)

	For the Three Months Ended March 31,
	2023	2022
Net loss attributable to common stockholders	$(13,356,209)	$(16,108,056)
Weighted average common shares outstanding used in computing net loss per share - basic	70,490,704	70,345,828
Weighted average common shares outstanding used in computing net loss per share - diluted	70,490,704	70,345,828
Net loss per share, basic	$(0.19)	$(0.23)
Net loss per share, diluted	$(0.19)	$(0.23)
The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	For the Three Months Ended March 31,
	2023	2022
Stock options to purchase common stock	15,418,577	12,755,657
Common stock issuable upon conversion of Series A convertible preferred stock	1,250,000	1,250,000
NOTE 14 – SUBSEQUENT EVENT
Graviton License Agreement and Equity Purchase
On April 30, 2023, the Company entered into an agreement with Graviton Bioscience Corporation (“Graviton”), whereby it secured from Graviton an exclusive license to develop and commercialize Graviton's library of ROCK2 inhibitors including their lead program GV101 in rare central nervous system (“CNS”) disorders (excluding amyotrophic lateral sclerosis) worldwide (excluding China, Hong Kong, Macau and Taiwan). Under the agreement, the Company and Graviton plan to investigate GV101 in cerebral cavernous malformations as well as Graviton's library of ROCK2 inhibitors in other rare CNS disorders. The Company will be responsible for all development and commercialization costs of the products. Should the Company receive regulatory approval and commercialize any of Graviton’s ROCK2 inhibitors, it will pay Graviton tiered royalties on net sales ranging from the mid to high teens. As part of the collaboration the Company also purchased shared of Graviton's Series A Preferred Stock for $10 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission (“SEC”) on March 13, 2023. In addition to historical financial information, the following discussion contains forward-looking statements based upon our current plans, expectations and beliefs that involve risks, uncertainties and assumptions. Our actual results and the timing of selected events may differ materially from those described in or implied by these forward-looking statements as a result of many factors, including those set forth under the section titled “Risk Factors” in Part II, Item 1A. You should carefully read the “Risk Factors” section of this Quarterly Report on Form 10-Q to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”
Overview
We are a biopharmaceutical company committed to developing medicines that transform the lives of people with epilepsies and seizure-related disorders in a manner that is scientifically driven, patient focused and is coupled with an integrated and disciplined approach to research, clinical development and business development. Our team has significant experience and understanding of rare epilepsies and seizure-related neurological conditions, and we continue to build insight into the way the different molecular mechanisms and pathways underlying these disorders impact the symptoms patients suffer. We have set out to be a leader in the field, and have developed a differentiated pipeline containing three novel mechanisms of action to target different causes of epilepsies and seizures. Our knowledge of epilepsy disease biology and pathology, which was acquired through our small molecule development programs, now contributes to our pursuit of additional relevant genetic targets and molecular pathways. Over time, we have built a scalable scientific platform and efficient development capabilities in epilepsies that focus on clear, clinical endpoints. We are initially pursuing therapeutic assets for rare disorders as they can leverage accelerated development programs. If successfully developed and marketed in rare conditions, we intend to explore these assets for broader neurologic indications, as applicable. Our cohesive focus in rare epilepsies and seizures reinforces our belief that we can develop and produce multiple novel medicines, scale our infrastructure, and thereby succeed in our mission.
Since our inception in April 2014, we have devoted substantially all of our efforts to organizing and planning our business, building our management and technical team, acquiring operating assets and raising capital. We have historically funded our business primarily through the sale of our capital stock. Through March 31, 2023, we have raised net proceeds of $275.4 million from the sale of our convertible preferred stock and our common stock. We have also, in previous periods, generated revenue through license and collaboration agreements. As of March 31, 2023, we had $117.7 million in cash, cash equivalents and marketable securities. As of March 31, 2023, we had an accumulated deficit of $238.9 million.
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

The following chart sets forth the status and mechanism of action of our drug candidates:
In the first quarter of 2023, Takeda provided a corporate update in which it reiterated that the anticipated timeline for regulatory filing of the two pivotal Phase 3 trials evaluating soticlestat for Lennox-Gastaut and Dravet syndromes are expected in Takeda’s 2024 fiscal year.
In the fourth quarter of 2022, the FDA cleared our investigational new drug application (“IND”) for OV329, a GABA-aminotransferase inhibitor, and we subsequently initiated a Phase 1 trial in healthy volunteers.
Significant Risks and Uncertainties
The global economic slowdown, the overall disruption of global healthcare systems and other risks and uncertainties associated with bank failures, public health crises and the ongoing war between Russia and Ukraine may have a material adverse effect on our business, financial condition, results of operations and growth prospects. The resulting high inflation rates may materially affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of our clinical trial materials and supplies, interest rates and overhead costs may adversely affect our operating results. Rising interest rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Furthermore, economic conditions have produced downward pressure on share prices. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates remain high or begin to rise again) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, the global geopolitical tension as a result of the ongoing war between Russia and Ukraine, worsening global macroeconomic conditions and employee availability and wage increases, which may result in additional stress on our working capital resources.
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
Financial Operations Overview
Revenue
We have generated revenue under various licensing and collaboration agreements. We have not generated any revenue from commercial drug sales and we do not expect to generate any further revenue unless or until we obtain regulatory approval and commercialize one or more of our current or future drug candidates. In the future, we may also seek to generate revenue from a combination of research and development payments, license fees and other upfront or milestone payments.
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
General and Administrative Expenses
General and administrative expenses consist primarily of employee-related expenses, including salaries, benefits and stock-based compensation expense, related to our executive, finance, legal, business development and support functions. Other general and administrative expenses include costs associated with operating as a public company, travel expenses, conferences, and professional fees for auditing, tax and legal services.

Other Income (Expense), net
Other income (expense), net primarily consists of unrealized gains (losses) on long-term equity investments and interest income and accretion of discount on investments in marketable securities.
Reclassifications
Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.
Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022
The following table summarizes the results of our operations for the periods indicated:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Change $

	(in thousands)
Revenue:
License and other revenue	$66	$1,445	$(1,379)
License revenue - related party	—	—	—
Total revenue	66	1,445	(1,379)
Operating expenses:
Research and development	6,615	7,832	(1,217)
General and administrative	8,344	9,880	(1,536)
Total operating expenses	14,958	17,712	(2,753)
Loss from operations	(14,892)	(16,267)	1,375
Other income (expense), net	1,536	159	1,377
Loss before provision for income taxes	(13,356)	(16,109)	2,753
Provision for income taxes	—	—	—
Net loss	$(13,356)	$(16,109)	$2,753
Revenue
Royalty revenue of $66,160 was generated in the three months ended March 31, 2023, compared to revenue of $1.4 million that was recognized in the same period in 2022 relating to licensing agreements.
Research and Development Expenses

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Change $

	(in thousands)
Preclinical and development expenses	$2,983	$2,120	$863
Payroll and payroll-related expenses	2,854	4,936	(2,082)
Other expenses	778	776	2
Total research and development	$6,615	$7,832	$(1,217)
During the three months ended March 31, 2023, total research and development expenses were $6.6 million compared to $7.8 million for the same period in 2022. The decrease of $1.2 million was primarily comprised of $2.0 million reduction in payroll and related expenses following an organizational restructuring in 2022, partially offset by a $0.6 million increase in preclinical and development expenses relating to the OV329 phase 1 clinical trial.

General and Administrative Expenses

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Change $

	(in thousands)
Payroll and payroll-related expenses	$4,746	$4,768	$(22)
Legal and professional fees	1,880	3,092	(1,212)
General office expenses	1,717	2,020	(303)
Total general and administrative	$8,344	$9,880	$(1,536)
General and administrative expenses were $8.3 million for the three months ended March 31, 2023 compared to $9.9 million for the same period in 2022. The decrease of $1.5 million is primarily due to a reduction in legal and consulting fees and a decrease in general office expenses.
Provision for Income Taxes
There was no tax benefit or expense recorded for the three months ended March 31, 2023 and 2022.
Other Income (Expense), net
Other income (expense), net for the three months ended March 31, 2023 includes unrealized gain (loss) on long-term equity investments and interest earned on marketable securities, and included interest income and other nominal items for the three months ended March 31, 2022.
Liquidity and Capital Resources
Overview
As of March 31, 2023, we had total cash, cash equivalents and marketable securities of $117.7 million as compared to $129.0 million as of December 31, 2022. We believe that our cash, cash equivalents and marketable securities as of March 31, 2023 will fund our projected operating expenses and capital expenditure requirements for at least 12 months from the issuance of this Quarterly Report on Form 10-Q.
Similar to other development-stage biotechnology companies, we have generated limited revenue, which has been through various license and collaboration agreements. With the exception of the three months ended March 31, 2021, when we received a one-time upfront payment of $196.0 million as part of the RLT Agreement, we have incurred losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses and experience negative operating cash flows for at least the next several years. We recorded net losses of approximately $13.4 million and $16.1 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $238.9 million and working capital of $112.8 million.
Future Funding Requirements
We believe that our available cash, and cash equivalents and marketable securities are sufficient to fund existing and planned cash requirements for at least the next 12 months. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, clinical costs, legal and other regulatory expenses and general overhead costs. We have based our estimates on assumptions that may prove to be incorrect, and we could use our capital resources sooner than we currently expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. We cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability.
As of March 31, 2023, we had no long-term debt and no material non-cancelable purchase commitments with service providers, as we have generally contracted on a cancellable, purchase order basis. We cannot estimate whether we will receive or the timing of any potential contingent payments upon the achievement by us of clinical, regulatory and commercial events, as applicable. In addition, we cannot estimate the timing of any potential royalty payments that we may be required to make under license agreements we have entered into with various entities pursuant to which we have in-licensed certain intellectual property as contractual obligations or commitments, including agreements with AstraZeneca and Northwestern. Pursuant to these license agreements, we have agreed to make milestone payments up to an aggregate of $279.3 million upon the achievement of certain development, regulatory and sales milestones. We excluded these contingent payments from the condensed consolidated financial statements, given that the timing, probability, and amount, if any, of such payments cannot be reasonably estimated at this time.

In September 2021, we entered into a 10-year lease agreement for our corporate headquarters with a term commencing March 10, 2022, for approximately 19,000 square feet of office space at Hudson Commons in New York, New York. The lease provides for monthly rental payments over the lease term. The base rent under the lease is currently $2.3 million per year. Rent payments commenced January 10, 2023, and will continue for 10 years following the rent commencement date. We issued a letter of credit in the amount of $1.9 million in association with the execution of the lease agreement, which is reflected as restricted cash on our condensed consolidated balance sheets. Payment obligations under the lease agreement include approximately $1.9 million in the 12 months subsequent to March 31, 2023 and approximately $23.5 million over the term of the agreement. For additional information see Note 5 to our condensed consolidated financial statements under the heading 'Leases.'
We have no products approved for commercial sale and have not generated any revenue from product sales to date. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings and additional funding from license and collaboration arrangements. Except for any obligations of our collaborators to reimburse us for research and development expenses or to make milestone or royalty payments under our agreements with them, we will not have any committed external source of liquidity. To the extent that we raise additional capital through future equity offerings or debt financings, ownership interests may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt and equity financings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. There can be no assurance that such financings will be obtained on terms acceptable to us, if at all. Additionally, inflation rates have increased recently to levels not seen in decades, contributing to the ongoing economic slowdown. Increased inflation may result in increased operating costs (including labor costs) and may affect our operating budgets. In response to concerns about inflation, the U.S. Federal Reserve has raised, and is expected to further raise, interest rates. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. If the disruptions and slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our ability to pursue our business strategy. If we raise additional funds through collaborations, strategic alliances or licensing agreements with third parties for one or more of our current or future drug candidates, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates or to grant licenses on terms that may not be favorable to us. Our failure to raise capital as and when needed would have a material adverse effect on our financial condition and our ability to pursue our business strategy. See “Risk Factors” for additional risks associated with our capital requirements.
At-the-Market Offering Program
In November 2020, we filed a shelf registration statement on Form S-3 (Registration No. 333-250054) that allows us to sell up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities and/or warrants (“S-3 Registration Statement”), which includes a prospectus covering the issuance and sale of up to $75.0 million of common stock pursuant to an at-the-market (“ATM”) offering program. As of March 31, 2023, we had up to $250.0 million available under our S-3 Registration Statement, including up to $75.0 million available pursuant to our ATM offering program.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(12,112)	$(20,086)
Investing activities	30,229	(1,076)
Financing activities	67	33
Net increase (decrease) in cash, cash equivalents, and restricted cash	$18,184	$(21,130)
Net Cash Used In Operating Activities
Net cash used in operating activities was $12.1 million for the three months ended March 31, 2023, which consisted of net loss of $13.4 million offset by a net of $1.2 million of non-cash charges and indirect cash charges, primarily related to $1.9 million of stock-based compensation expense. Net cash used in operating activities was $20.1 million for the three months ended March 31, 2022, which consisted of net loss of $16.1 million offset by a net of $2.8 million of non-cash charges and indirect cash changes, primarily related to $1.3 million of stock-based compensation expense, and decreases in accounts payable and accrued expenses of $4.6 million.
Net Cash Provided By (Used In) Investing Activities
Net cash provided by investing activities was $30.2 million for the three months ended March 31, 2023, which was due to sales/maturities of marketable securities during the period. Net cash used in investing activities was $1.1 million for the three months ended March 31, 2022.
Net Cash Provided By Financing Activities
Net cash provided by financing activities during the three months ended March 31, 2023 and 2022 resulted from proceeds from the exercise of options under the 2017 equity incentive plan and purchases of shares under the 2017 employee stock purchase plan.
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
As a smaller reporting company, we are permitted to comply with scaled-back disclosure obligations in our SEC filings compared to other issuers, including with respect to disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We have elected to adopt the accommodations available to smaller reporting companies, including but not limited to:
•reduced disclosure obligations regarding our executive compensation arrangements; and
•being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure.
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
During the three months ended March 31, 2023, there were no material changes to our critical accounting policies as reported for the year ended December 31, 2022 as part of our Annual Report on Form 10-K, which was filed with the SEC on March 13, 2023. In addition, see Note 2 of our Condensed Financial Statements under the heading “Recent Accounting Pronouncements” for new accounting pronouncements or changes to the accounting pronouncements during the three months ended March 31, 2023.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The primary objectives of our investment activities are to ensure liquidity and to preserve capital. As of March 31, 2023, we had cash, cash equivalents and marketable securities totaling $117.7 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in institutional market funds that are comprised of U.S. Treasury and U.S. Treasury-backed repurchase agreements as well as treasury notes and high quality short-term corporate bonds. We maintain our cash, cash equivalents and marketable securities with domestic financial institutions of high credit quality.
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
As of March 31, 2023, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recent quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Under the RLT Agreement, we are entitled to receive royalty and milestone payments in connection with the development and commercialization of soticlestat. If Takeda fails to progress, delays or discontinues the development of soticlestat, we may not receive some or all of such payments, which would materially harm our business.
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
We have historically incurred significant operating losses with the exception of net income we reported in 2021 primarily due to a one-time, upfront payment of $196.0 million received pursuant to the RLT Agreement with Takeda. As of March 31, 2023, we had an accumulated deficit of $238.9 million. We expect to incur increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our drug candidates, as well as hiring employees and building our infrastructure.
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
Our operations have consumed substantial amounts of cash since our inception, primarily due to expenses associated with the research and development of our drug candidates, organizing and staffing our company, business planning, raising capital, and acquiring assets. We have not yet demonstrated the ability to obtain marketing approvals, manufacture a commercial-scale drug or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had more experience developing drug candidates.
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
As of March 31, 2023, our cash, cash equivalents and marketable securities were $117.7 million, and we had an accumulated deficit of $238.9 million. We believe that our cash, cash equivalents and marketable securities will fund our current operating plans through at least 12 months from the filing of this Quarterly Report on Form 10-Q. However, our operating plans may change because of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.
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
While the long-term economic impacts of the COVID-19 pandemic and the ongoing war between Russia and Ukraine are difficult to assess or predict, each of these events has caused significant disruptions to the global financial markets and contributed to a general global economic slowdown. Furthermore, inflation rates have increased recently to levels not seen in decades. Increased inflation may result in increased operating costs (including labor costs) and may affect our operating budgets. In response to concerns about inflation, the U.S. Federal Reserve has raised, and is expected to further raise, interest rates. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. If the disruptions and slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our financial condition and our ability to pursue our business strategy.

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
In addition, under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended ("Code"), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” its ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders that own at least 5% of our stock increase their ownership by more than 50 percentage points (by value) over their lowest ownership percentage over a rolling three-year period. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of shifts in our stock ownership (some of which are outside our control). As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income may be subject to limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
For the three months ended March 31, 2023, we recorded no U.S. federal or state income tax provision, based on a pre-tax loss of approximately $13.4 million. As of March 31, 2023, we had available approximately $130.9 million of unused NOL carryforwards for federal income tax purposes, $13.0 million of unused NOL carryforwards for Massachusetts income tax purposes, $164.1 million of unused NOL carryforwards for New York income tax purposes, and $163.9 million of unused NOL carryforwards for New York City income tax purposes, that may be applied against future taxable income. Our NOL carryforwards are significantly limited such that even if we achieve profitability in future periods, we may not be able to utilize a material portion of our NOL carryforwards and certain other tax attributes, which could have a material adverse effect on our cash flow and results of operations.
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
We are very early in our development efforts and most of the drug candidates for which we control developmental and commercial responsibility are still in preclinical development. For example, we previously announced that we anticipate filing three IND applications in three years, beginning in 2022; however, we cannot guarantee success of preclinical development to achieve all such IND applications or whether FDA will impose clinical holds on any of these INDs. Following IND acceptance, each of our drug candidates will need to be progressed through clinical development in order to achieve regulatory approval, and we will also need to address issues relating to manufacture and supply, which may involve building our own capacity and expertise. In order to commercialize any product that achieves regulatory approval, we will need to build a commercial organization or successfully outsource commercialization, all of which will require substantial investment and significant marketing efforts before we have the ability to generate any revenue from drug sales. We do not have any drugs that are approved for commercial sale, and we may never be able to develop or commercialize marketable drugs.
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
•changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; or
•business interruptions resulting from geopolitical actions, including the ongoing war between Russia and Ukraine, any other war or the perception that hostilities may be imminent, including, terrorism, natural disasters or public health crises.
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
A key element of our current strategy is to discover, develop and potentially commercialize a portfolio of drug candidates to treat rare epilepsies, seizure-related disorders, and rare neurological disorders. However, our business development activities and research activities may present attractive opportunities outside of rare epilepsies and seizure-related disorders and we may choose to pursue drug candidates in other areas of interest including other disorders that we believe would be in the best interest of the Company and our stockholders. We plan to continuously review our strategies and modify as necessary based on attractive areas of interest and assets that we choose to pursue. We intend to develop our portfolio of drug candidates by in-licensing and entering into collaborations with leading biopharmaceutical companies or academic institutions for new drug candidates. Identifying new drug candidates requires substantial technical, financial and human resources, whether or not any drug candidates are ultimately identified. Even if we identify drug candidates that initially show promise, we may fail to in-license or acquire these assets and may also fail to successfully develop and commercialize such drug candidates for many reasons, including the following:
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
We focus our research and drug development on treatments for rare epilepsies, seizure-related disorders and rare neurological disorders. Given the small number of patients who have the disorders that we are targeting, our eligible patient population and pricing estimates may differ significantly from the actual market addressable by our drug candidates. Our projections of both the number of people who have these disorders, as well as the subset of people with these disorders who have the potential to benefit from treatment with our drug candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these disorders. The number of patients may turn out to be lower than expected. Likewise, the potentially addressable patient population for each of our drug candidates may be limited or may not be amenable to treatment with our drug candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business.

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
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•business interruptions resulting from geopolitical actions, including the ongoing war between Russia and Ukraine, any other war or the perception that hostilities may be imminent, terrorism, natural disasters or public health crises.
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
Our business strategy is based on acquiring or in-licensing compounds directed at rare epilepsies, seizure-related disorders, and rare neurological disorders. As a result, we intend to periodically explore a variety of possible additional strategic collaborations in an effort to gain access to additional drug candidates or resources. At the current time, we cannot predict what form such a strategic collaboration might take. We are likely to face significant competition in seeking appropriate strategic collaborators, and strategic collaborations can be complicated and time consuming to negotiate and document. We may not be able to negotiate strategic collaborations on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any additional strategic collaborations because of the numerous risks and uncertainties associated with establishing them. Further, our business development activities and research activities may present attractive opportunities outside of rare epilepsies and seizure related disorders and we may choose to pursue drug candidates in other areas of interest including other disorders and diseases that we believe would be in the best interest of the Company and our stockholders. We plan to continuously review our strategies and modify as necessary based on attractive areas of interest and assets that we choose to pursue.
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
Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”), released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) directs the Secretary of HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare Part B and Medicare Part D, and subjects drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. At the state level, legislatures have increasingly passed and implemented regulations designed to control pharmaceutical and biological product pricing, including pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. For example, based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs.
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
We do not own or operate, and we do not expect to own or operate, facilities for drug manufacturing, drug formulation, storage and distribution or testing. We have been in the past, and will continue to be, dependent on third parties to manufacture the clinical supplies of our drug candidates.
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
As of March 31, 2023, we had 46 full-time employees. As our development and commercialization plans and strategies for our current pipeline of product candidates develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day operations and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational inefficiencies, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future drug candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance, our ability to commercialize drug candidates, develop a scalable infrastructure and compete effectively will depend, in part, on our ability to effectively manage any future growth.
Our employees, principal investigators, consultants and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.
We are exposed to the risk that our employees, consultants, distributors, and collaborators may engage in fraudulent or illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or disclosure of unauthorized activities to us that violates the regulations of the FDA and non-U.S. regulators, including those laws requiring the reporting of true, complete and accurate information to such regulators, manufacturing standards, healthcare fraud and abuse laws and regulations in the United States and abroad or laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and business arrangements in the healthcare industry, including the sale of pharmaceuticals, are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. It is not always possible to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Further, because of our hybrid work policies, information that is normally protected, including company confidential information, may be less secure. If actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of significant fines or other sanctions, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings and curtailment of operations, any of which could adversely affect our ability to operate our business and our results of operations. Whether or not we are successful in defending against such actions or investigations, we could incur substantial costs, including legal fees, and divert the attention of management in defending ourselves against any of these claims or investigations.

Significant disruptions of our information technology systems or data security incidents could result in significant financial, legal, regulatory, business and reputational harm to us.
We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, store, process and transmit large amounts of sensitive information, including intellectual property, proprietary business information, personal information and other confidential information. It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such sensitive information. We have also outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, and as a result, we manage a number of third-party vendors who may or could have access to our computer networks or our confidential information. In addition, many of those third parties in turn subcontract or outsource some of their responsibilities to third parties. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the accessibility and distributed nature of our information technology systems, and the sensitive information stored on those systems, make such systems potentially vulnerable to unintentional or malicious, internal and external attacks on our technology environment. In addition, due to our hybrid work environment, we may be more vulnerable to cyberattacks. Potential vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors, business partners, or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. In addition to the extraction of sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. In addition, the prevalent use of mobile devices increases the risk of data security incidents.
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
We are currently a “smaller reporting company” as defined in the Exchange Act. We will be a smaller reporting company and may take advantage of the scaled-back disclosures available to smaller reporting companies for so long as (i) the market value of our voting and non-voting ordinary shares held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter or (ii) (a) our annual revenue is less than $100.0 million during the most recently completed fiscal year and (b) the market value of our voting and non-voting ordinary shares held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.
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
While we were an EGC, our independent registered public accounting firm was not required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. This exemption no longer applied to us as of December 31, 2022. Accordingly, beginning with our Annual Report on Form 10-K for the year ending December 31, 2022, we are required to include and have included an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. Our compliance with Section 404 requires that we incur substantial expense and expend significant management efforts. We currently do not have an internal audit group, and rely on experienced consultants to support this function. We may need to hire additional consultants or accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by The Nasdaq Stock Market LLC, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
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
The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, the Russia-Ukraine war has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive..
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
As of March 31, 2023, we had outstanding options to purchase an aggregate of 15,418,177 shares of our common stock at a weighted average exercise price of $3.86 per share and 1,250,000 shares of common stock issuable upon conversion of outstanding Series A convertible preferred stock for no additional consideration. Such Series A convertible preferred stock is convertible any time at the option of the holder thereof subject to the beneficial ownership limitations described in Note 7 to the financial statements contained in this Quarterly Report on Form 10-Q. The exercise of such options and conversion of the Series A convertible preferred stock for shares of our common stock will result in further dilution of your investment and could negatively affect the market price of our common stock. In addition, you may experience further dilution if we issue common stock, or securities convertible into common stock, in the future. As a result of this dilution, you may receive significantly less than the full purchase price you paid for the shares in the event of liquidation.
Concentration of ownership of our common stock among our executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.
Based upon our shares of our common stock outstanding as of March 31, 2023, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 49% of our outstanding common stock.
Takeda, a greater than 5% holder, has agreed to, among other things, (i) a standstill provision, (ii) restrictions on its ability to sell or otherwise transfer its shares of our stock, (iii) vote its shares on certain matters in accordance with the holders of a majority of shares of our common stock and (iv) restrictions on the percentage of our outstanding common stock it may own, in accordance with the terms of the RLT Agreement with Takeda.
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

OVID THERAPEUTICS INC.

Date: May 5, 2023	By:	/s/ Jeremy M. Levin
Jeremy M. Levin
Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2023	By:	/s/ Jeffrey Rona
Jeffrey Rona
Chief Business and Financial Officer (Principal Financial and Accounting Officer)