Form 10-Q
period 2023-06-30
Ovid Therapeutics Inc.
filed 2023-08-04
CIK 1636651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
As of August 1, 2023, the registrant had 70,602,793 shares of common stock, $0.001 par value per share, outstanding.

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

subsidiary. This Quarterly Report on Form 10-Q also contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
OVID THERAPEUTICS INC.
Condensed Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$71,623,256	$44,867,846
Marketable securities	24,894,144	84,133,565
Prepaid expenses and other current assets	5,653,465	2,379,280
Total current assets	102,170,865	131,380,691

Long-term equity investments	16,470,542	5,622,547
Restricted cash	1,930,753	1,930,753
Right-of-use asset, net	14,412,068	14,922,669
Property and equipment, net	955,569	1,147,963
Other assets	289,967	261,191
Total assets	$136,229,764	$155,265,814

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,763,289	$1,952,910
Accrued expenses	5,433,290	4,504,669
Current portion, lease liability	944,943	533,946
Total current liabilities	10,141,522	6,991,525

Long-term liabilities:
Lease liability	15,389,567	16,001,725
Total liabilities	25,531,089	22,993,250

Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; Series A convertible preferred stock, 10,000 shares designated, 1,250 shares issued and outstanding at June 30, 2023 and December 31, 2022	1	1
Common stock, $0.001 par value; 125,000,000 shares authorized; 70,602,793 and 70,466,885 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	70,603	70,467
Additional paid-in-capital	361,913,944	357,770,825
Accumulated other comprehensive income (loss)	5,208	(42,187)
Accumulated deficit	(251,291,081)	(225,526,542)
Total stockholders' equity	110,698,675	132,272,564
Total liabilities and stockholders' equity	$136,229,764	$155,265,814
See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.
Condensed Consolidated Statements of Operations
(unaudited)

	For The Three Months Ended June 30, 2023	For The Three Months Ended June 30, 2022	For The Six Months Ended June 30, 2023	For The Six Months Ended June 30, 2022
Revenue:
License and other revenue	$75,000	$—	$141,160	$1,445,366
Total revenue	75,000	—	141,160	1,445,366
Operating expenses:
Research and development	5,998,766	6,046,670	12,613,482	13,878,939
General and administrative	8,248,216	8,257,617	16,591,964	18,137,820
Total operating expenses	14,246,982	14,304,287	29,205,447	32,016,759
Loss from operations	(14,171,982)	(14,304,287)	(29,064,286)	(30,571,393)
Other income (expense), net	1,763,652	(284,127)	3,299,747	(125,076)
Loss before provision for income taxes	(12,408,330)	(14,588,414)	(25,764,539)	(30,696,470)
Provision for income taxes	—	—	—	—
Net loss	$(12,408,330)	$(14,588,414)	$(25,764,539)	$(30,696,470)
Net loss per share, basic	$(0.18)	$(0.21)	$(0.37)	$(0.44)
Net loss per share, diluted	$(0.18)	$(0.21)	$(0.37)	$(0.44)
Weighted-average common shares outstanding, basic	70,534,181	70,391,458	70,512,479	70,391,236
Weighted-average common shares outstanding, diluted	70,534,181	70,391,458	70,512,479	70,391,236
See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)

	For The Three Months Ended June 30, 2023	For The Three Months Ended June 30, 2022	For The Six Months Ended June 30, 2023	For The Six Months Ended June 30, 2022
Net loss	$(12,408,330)	$(14,588,414)	$(25,764,539)	$(30,696,470)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(422)	(90,127)	47,395	(90,127)
Comprehensive loss	$(12,408,752)	$(14,678,541)	$(25,717,144)	$(30,786,597)
See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	1,250	$1	70,466,885	$70,467	$357,770,825	$(42,187)	$(225,526,542)	$132,272,564
Issuance of common stock from exercise of stock options and purchases from employee stock purchase plan	—	—	24,625	25	66,968	—	—	66,993
Stock-based compensation expense	—	—	—	—	1,916,518	—	—	1,916,518
Other comprehensive income	—	—	—	—	—	47,817	—	47,817
Net loss	—	—	—	—	—	—	(13,356,209)	(13,356,209)
Balance, March 31, 2023	1,250	1	70,491,510	70,492	359,754,310	5,630	(238,882,751)	120,947,682
Issuance of common stock from exercise of stock options and purchases from employee stock purchase plan	—	—	112,283	111	210,986	—	—	211,097
Stock-based compensation expense	—	—	—	—	1,948,648	—	—	1,948,648
Other comprehensive loss	—	—	—	—	—	(422)	—	(422)
Net loss	—	—	—	—	—	—	(12,408,330)	(12,408,330)
Balance, June 30, 2023	1,250	$1	70,603,793	$70,603	$361,913,944	5,208	$(251,291,081)	$110,698,675
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	1,250	$1	70,364,912	$70,359	$351,033,589	$—	$(171,357,513)	$179,746,436
Issuance of common stock from exercise of stock options and purchases from employee stock purchase plan	—	—	52,333	14	33,065	—	—	33,079
Stock-based compensation expense	—	—	—	—	1,324,812	—	—	1,324,812
Net loss	—	—	—	—	—	—	(16,108,056)	(16,108,056)
Balance, March 31, 2022	1,250	1	70,417,245	70,373	352,391,466	—	(187,465,569)	164,996,271
Issuance of common stock from exercise of stock options and purchases from employee stock purchase plan	—	—	2,143	41	109,507	—	—	109,548
Stock-based compensation expense	—	—	—	—	1,720,217	—	—	1,720,217
Other comprehensive loss	—	—	—	—	—	(90,127)	—	(90,127)
Net loss	—	—	—	—	—	—	(14,588,414)	(14,588,414)
Balance, June 30, 2022	1,250	$1	70,419,388	$70,414	$354,221,191	$(90,127)	$(202,053,983)	$152,147,496
See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For The Six Months Ended June 30, 2023	For The Six Months Ended June 30, 2022
Cash flows from operating activities:
Net loss	$(25,764,539)	$(30,696,470)
Adjustments to reconcile net loss to cash used in operating activities:
Non-cash consideration received in licensing agreement transaction	—	(945,366)
Unrealized (gain) loss on equity investment	(847,995)	348,812
Change in accrued interest and accretion of discount on marketable securities	(1,139,113)	(223,649)
Stock-based compensation expense	3,865,166	3,045,029
Depreciation and amortization expense	282,121	172,105
Amortization of right-of-use asset	510,601	354,185
Accretion of lease liability	573,015	368,226
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(4,048,361)	(230,877)
Security deposit	12,491	15,920
Accounts payable	1,810,379	(2,510,503)
Accrued expenses	928,621	(3,072,434)
Net cash used in operating activities	(23,817,614)	(33,375,022)

Cash flows from investing activities:
Purchase of marketable securities	(24,574,071)	(79,416,203)
Sales/maturities of marketable securities	85,000,000	—
Purchase of long-term equity investment	(10,000,000)	—
Issuance of convertible short-term note receivable	—	(1,000,000)
Purchases of property and equipment	(21,357)	(1,085,840)
Software development and other costs	(109,637)	(251,340)
Net cash provided by (used in) investing activities	50,294,935	(81,753,383)

Cash flows from financing activities:
Proceeds from exercise of options and purchases from employee stock purchase plan	278,089	142,628
Net cash provided by financing activities	278,089	142,628

Net increase (decrease) in cash, cash equivalents and restricted cash	26,755,410	(114,985,777)
Cash, cash equivalents and restricted cash, at beginning of period	46,798,599	189,728,285
Cash, cash equivalents and restricted cash, at end of period	$73,554,009	$74,742,508

Non-cash investing and financing activities:
Right-of-use asset in exchange for lease liability	$—	$15,791,769
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
The Company’s major sources of cash have been licensing revenue, proceeds from various public and private offerings of its capital stock, option exercises and interest income. As of June 30, 2023, the Company had approximately $96.5 million in cash, cash equivalents and marketable securities. Since inception, the Company has generated $222.6 million in revenue, primarily from the Company’s royalty, license and termination agreement (“RLT Agreement”) with Takeda Pharmaceutical Company Limited (“Takeda”). Historically, the Company has incurred recurring losses, has experienced negative operating cash flows and has required significant cash resources to execute its business plans, which the Company expects will continue for the foreseeable future. The Company has an accumulated deficit of $251.3 million as of June 30, 2023, working capital of $92.0 million and had cash used in operating activities of $23.8 million for the six months ended June 30, 2023.
The Company recorded net losses of $12.4 million and $25.8 million during the three and six months ended June 30, 2023, respectively, and expects to incur losses in subsequent periods for at least the next several years. The Company is highly dependent on its ability to find additional sources of funding through either equity offerings, debt financings, collaborations, strategic alliances, licensing agreements or a combination of any such transactions. Management believes that the Company’s existing cash, cash equivalents and marketable securities as of June 30, 2023 will be sufficient to fund its current operating plans through at least the next 12 months from the date of filing of the Company’s Quarterly Report on Form 10-Q. Adequate additional funding may not be available to the Company on acceptable terms or at all. The failure to raise capital as and when needed could have a negative impact on the Company’s financial condition and ability to pursue its business strategy. The Company may be required to delay, reduce the scope of or eliminate research and development programs, or obtain funds through arrangements with collaborators or others that may require the Company to relinquish rights to certain drug candidates that the Company might otherwise seek to develop or commercialize independently.
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
(A) Unaudited Interim Condensed Consolidated Financial Statements
The interim condensed consolidated balance sheet at June 30, 2023 and the condensed consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ equity for the three and six months ended June 30, 2023 and 2022 are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and following the requirements of the SEC for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by GAAP are condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of its financial information. The results of operations for the three and six month periods ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other future annual or interim period. The balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K.
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
(D) Marketable Securities
Marketable securities consist of investments in U.S. treasury instruments which are considered available-for-sale securities. The Company classifies its marketable securities with maturities of less than one year from the balance sheet date as current assets on its condensed consolidated balance sheets. The Company classifies its marketable securities with original maturities of less than three months as cash equivalents on its consolidated balance sheets. Unrealized gains and losses on these securities that are determined to be temporary are reported as a separate component of accumulated other comprehensive income (loss) in stockholder's equity.
(E) Restricted Cash
The Company classifies as restricted cash all cash pledged as collateral to secure long-term obligations and all cash whose use is otherwise limited by contractual provisions. Amounts are reported as non-current unless restrictions are expected to be released in the next 12 months.
(F) Long-Term Equity Investments
Long-term equity investments consist of equity investments in the preferred shares of Gensaic, Inc., formerly M13 Therapeutics, Inc. (“Gensaic”), and Graviton Bioscience Corporation (“Graviton”), both privately held corporations. The preferred shares are not considered in-substance common stock, and the investments are accounted for at cost, with adjustments for observable changes in prices or impairments, and are classified within long-term equity investments on the consolidated balance sheets with adjustments recognized in other income (expense), net on the condensed consolidated statements of operations. The Company has determined that these equity investments do not have a readily determinable fair value and elected the measurement alternative. Therefore, the carrying amount of the equity investments will be adjusted to fair value at the time of the next observable price change for the identical or similar investment of the same issuer or when an impairment is recognized. Each reporting period, the Company performs a qualitative assessment to evaluate whether the investments are impaired. The assessment includes a review of recent operating results and trends, recent sales/acquisitions of the investees' securities, and other publicly available data. If an investment is determined to be impaired, the Company will then write it down to its estimated fair value. As of June 30, 2023 and December 31, 2022, the equity investment in Gensaic had a carrying value of $5.1 million. As of June 30, 2023, the equity investment in Graviton had a carrying value of $10.0 million.
Long-term equity investments also consist of an equity investment in the common shares of Marinus Pharmaceuticals, Inc. (“Marinus”) that were received as non-cash consideration via the terms of a licensing agreement executed between the two companies effective March 2022. The equity shares are marked-to-market at each reporting date with changes in the fair value being reflected in the carrying value of the investment on the Company's consolidated balance sheets and other income (expense) on the Company's consolidated statements of operations. As of June 30, 2023 and December 31, 2022, the equity investment in Marinus had a carrying value of approximately $1.3 million and $0.5 million, respectively.

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
The three levels of the fair value hierarchy are as follows:
•Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities. The Company’s Level 1 assets consisted of investments in a U.S. treasury money market fund and equity securities totaling $42.2 million as of June 30, 2023. The Company's Level 1 assets totaled $42.5 million as of December 31, 2022.
•Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted prices of similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active). Level 2 includes financial instruments that are valued using models or other valuation methodologies. The Company's Level 2 assets consisted of U.S. treasury bills, totaling $54.8 million as of June 30, 2023 and $84.1 million as of December 31, 2022.
•Level 3—Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when their fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. There were no Level 3 assets or liabilities as of June 30, 2023 or December 31, 2022.
The carrying amounts reported in the balance sheets for cash and cash equivalents, other current assets, accounts payable and accrued expenses approximate their fair value based on the short-term maturity of these instruments.
(H) Leases
The Company determines if an arrangement is a lease at inception and recognizes the lease in accordance with ASC 842. Operating leases are included in right-of-use (“ROU”) assets, current liabilities, and long-term lease liability in the Company's consolidated balance sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. The Company determines the portion of the lease liability that is current as the difference between the calculated lease liability at the end of the current period and the lease liability that is projected 12 months from the current period.
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
NOTE 3 – CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES
The following tables summarize the fair value of cash, cash equivalents and marketable securities as well as gross unrealized holding gains and losses as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Cash	$868,598	$—	$—	$868,598
Cash equivalents(1)	70,754,658	5,208	—	70,759,866
Marketable securities	24,888,936	—	—	24,888,936
Total cash, cash equivalents and marketable securities	$96,512,192	$5,208	$—	$96,517,400
(1)Cash equivalents as of June 30, 2023 include money market funds of $40.9 million.

	December 31, 2022
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Cash	$2,853,042	$—	$—	$2,853,042
Money market funds	42,014,804	—	—	42,014,804
Marketable securities	84,175,752	—	(42,187)	84,133,565
Total cash, cash equivalents and marketable securities	$129,043,598	$—	$(42,187)	$129,001,411
The Company did not hold any securities that were in an unrealized loss position for more than 12 months as of June 30, 2023 and December 31, 2022.
There were no material realized gains or losses on available-for-sale securities during the three and six months ended June 30, 2023 and 2022.
NOTE 4 – PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS
Property and equipment is summarized as follows:

	June 30, 2023	December 31, 2022
Furniture and equipment	$1,444,389	$1,423,032
Leasehold improvements	306,312	306,312
Less accumulated depreciation	(795,132)	(581,381)
Total property and equipment, net	$955,569	$1,147,963
Depreciation expense was $105,292 and $54,631 for the three months ended June 30, 2023 and 2022, respectively. Depreciation expense was $213,751 and $85,470 for the six months ended June 30, 2023 and 2022, respectively.
Intangible assets, net of accumulated amortization, were $263,367 and $222,100 as of June 30, 2023 and December 31, 2022, respectively, and are included in other assets. Amortization expense was $32,180 and $32,153 for the three months ended June 30, 2023 and 2022, respectively. Amortization expense was $68,370 and $86,636 for the six months ended June 30, 2023 and 2022, respectively.
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
ROU asset and lease liabilities related to the Company's operating lease are as follows:

June 30, 2023
Right-of-use asset, net	$14,412,068
Current lease liability	944,943
Long-term lease liability	$15,389,567
The components of operating lease cost for the six months ended June 30, 2023 were as follows:

June 30, 2023
Operating lease cost	$1,083,617
Variable lease cost	—
Short-term lease cost	—
Future minimum commitments under the non-cancelable operating lease are as follows:

2023	898,709
2024	2,316,303
2025	2,316,303
2026	2,316,303
2027	2,316,303
Thereafter	12,347,235
$22,511,156
NOTE 6 – ACCRUED EXPENSES
Accrued expenses consist of the following:

	June 30, 2023	December 31, 2022
Payroll and bonus accrual	$2,996,003	$3,233,802
Research and development accrual	1,972,801	395,247
Professional fees accrual	401,099	682,664
Other	63,387	192,956
Total	$5,433,290	$4,504,669

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
There were 1,250 shares of Series A Preferred Stock outstanding as of June 30, 2023 and December 31, 2022. Each share of Series A Preferred Stock is convertible into 1,000 shares of common stock at any time at the holder’s option. However, the holder will be prohibited, subject to certain exceptions, from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than, at the written election of the holder, either 9.99% or 14.99% of the total number of shares of common stock then issued and outstanding, which percentage may be changed at the holder’s election to any other number less than or equal to 19.99% upon 61 days’ notice to the Company; provided, however, that effective 61 days after delivery of such notice, such beneficial ownership limitations shall not be applicable to any holder that beneficially owns either 10.0% or 15.0%, as applicable based on the holder’s initial written election noted above, of the total number of shares of common stock issued and outstanding immediately prior to delivery of such notice. In the event of a liquidation, dissolution, or winding up of the Company, holders of Series A Preferred Stock will receive a payment equal to $0.001 per share of Series A Preferred Stock before any proceeds are distributed to the holders of common stock.
In November 2020, the Company entered into a sales agreement (the “2020 ATM agreement”) with Cowen and Company, LLC (“Cowen”), under which the Company may offer and sell in “at the market offerings,” from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $75.0 million through Cowen acting as sales agent. As of June 30, 2023, the Company has not sold any shares of its common stock under the 2020 ATM agreement.
Dividends
Through June 30, 2023, the Company has not declared any dividends. No dividends on the common stock shall be declared and paid unless dividends on the preferred stock have been declared and paid.
NOTE 8 – STOCK-BASED COMPENSATION
The Company's Board of Directors adopted, and the Company's stockholders approved, the 2017 Equity Incentive Plan (“2017 Plan”), which became effective on May 4, 2017. The initial reserve of shares of common stock issuable under the 2017 Plan was 3,052,059 shares. The 2017 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards, and other forms of stock-based awards. Additionally, the 2017 Plan provides for the grant of performance cash awards. The Company's employees, officers, directors, consultants and advisors are eligible to receive awards under the 2017 Plan. Following the adoption of the 2017 Plan, no further awards will be granted under the Company’s prior plan. Pursuant to the terms of the 2017 Plan, on each January 1st, the plan limit shall be increased by the lesser of (x) 5% of the number of shares of common stock outstanding as of the immediately preceding December 31 and (y) such lesser number as the Board of Directors may determine at its discretion. On January 1, 2023 and January 1, 2022 an additional 3,523,344 and 1,000,000 shares, respectively, were reserved for issuance under the 2017 Plan. As of June 30, 2023, there were 4,131,738 shares of the Company’s common stock reserved and available for issuance under the 2017 Plan.
The Company's Board of Directors adopted, and the Company's stockholders approved, the 2017 Employee Stock Purchase Plan (“2017 ESPP”), which became effective on May 4, 2017. The initial reserve of shares of common stock issuable under the 2017 ESPP was 279,069 shares. The 2017 ESPP allows employees to purchase common stock of the Company at a 15% discount to the market price on designated semi-annual purchase dates. During the three months ended June 30, 2023 and 2022, there were no shares purchased under the 2017 ESPP, and the Company recorded expense of $13,446 and $20,176, respectively. During the six months ended June 30, 2023 and 2022, 29,830 and 38,583 shares, respectively, were purchased under the 2017 ESPP, and the Company recorded expenses of $28,600 and $41,195, respectively. The number of shares of common stock reserved for issuance under the 2017 ESPP automatically increases on January 1 of each year, beginning on January 1, 2018 and continuing through and including January 1, 2027, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (ii) 550,000 shares or (iii) such lesser number of shares determined by the Board. The Board acted prior to each of January 1, 2023 and January 1, 2022 to provide that there be no increase in the number of shares reserved for issuance under the 2017 ESPP on either such date. As of June 30, 2023, there were 386,777 shares of the Company’s common stock reserved and available for issuance under the 2017 ESPP.
The Company’s Board of Directors adopted and the Company’s stockholder’s approved the 2014 Equity Incentive Plan (“2014 Plan”), which authorized the Company to grant shares of common stock in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units. The 2014 Plan was terminated as to future awards in May 2017, although it continues to govern the terms of options that remain outstanding under the 2014 Plan. No additional stock awards will be granted under the 2014 Plan, and all outstanding stock awards granted under the 2014 Plan that are repurchased, forfeited, expire or are cancelled will become available for grant under the 2017 Plan in accordance with its terms. As of June 30, 2023, options to purchase 1,663,597 shares of common stock were outstanding under the 2014 Plan.
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
Performance-based option awards generally have similar terms, with vesting commencing on the date the performance condition is achieved and expire in accordance with the specific terms of the agreement. At June 30, 2023, there were no performance-based options outstanding.
The fair value of options granted during the three and six months ended June 30, 2023 and 2022 was estimated using the Black-Scholes option valuation model. The inputs for the Black-Scholes option valuation model require significant assumptions that are detailed in the table below. The risk-free interest rates were based on the rate for U.S. Treasury securities at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected life was based on the simplified method in accordance with the SEC Staff Accounting Bulletin No. Topic 14D. Beginning in January 1, 2023, the expected volatility was estimated based on historical volatility information of the Company since the Company's initial public offering.
All assumptions used to calculate the grant date fair value of nonemployee options are generally consistent with the assumptions used for options granted to employees. In the event the Company terminates any of its consulting agreements, the unvested options underlying the agreements would also be canceled.
The Company granted 50,000 stock options to nonemployee consultants for services rendered during the three and six months ended June 30, 2023 and no stock options during the three and six months ended June 30, 2022. There were 130,834 unvested nonemployee options outstanding as of June 30, 2023 and 2022. Total expense recognized related to nonemployee stock options for the three months ended June 30, 2023 and 2022 was $163,199 and $160,337, respectively. Total expense recognized related to nonemployee stock options for the six months ended June 30, 2023 and 2022, was $271,784 and $355,107, respectively. Total unrecognized compensation expenses related to the nonemployee stock options was $994,411 as of June 30, 2023. The Company did not recognize any expense for nonemployee performance-based option awards during the six months ended June 30, 2023 or 2022.
The Company granted 270,000 and 2,426,750 stock options to employees during the three months ended June 30, 2023 and 2022, respectively. The Company granted 2,950,500 and 4,296,355 stock options to employees during the six months ended June 30, 2023 and 2022, respectively. There were 6,710,485 and 7,354,964 unvested employee options outstanding as of June 30, 2023, and 2022, respectively. Total expense recognized related to the employee stock options for the three months ended June 30, 2023 and 2022 was $1.8 million and $1.5 million, respectively. Total expense recognized related to the employee stock options for the six months ended June 30, 2023 and 2022 was $3.6 million and $2.6 million, respectively. Total unrecognized compensation expense related to employee stock options was $12.8 million as of June 30, 2023. No expense for employee performance-based options was recognized during the six months ended in June 30, 2023 and 2022.

The Company’s stock-based compensation expense was recognized in operating expenses as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Research and development	$579,917	$387,384	$1,090,177	$782,876
General and administrative	1,368,731	1,332,833	2,774,988	2,262,153
Total	$1,948,648	$1,720,217	$3,865,165	$3,045,029

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Stock options	$1,935,202	$1,700,041	$3,836,565	$3,003,834
Employee Stock Purchase Plan	13,446	20,176	28,600	41,195
Total	$1,948,648	$1,720,217	$3,865,165	$3,045,029
The fair value of employee options granted during the three and six months ended June 30, 2023 and 2022 was estimated utilizing the following assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	Weighted Average	Weighted Average	Weighted Average	Weighted Average
Volatility	84.11%	87.20%	84.56%	87.20%
Expected term in years	6.08	6.08	6.07	6.08
Dividend rate	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	3.63%	2.78%	3.97%	2.16%
Fair value of option on grant date	$2.66	$2.38	$1.92	$2.17

The fair value of non-employee options granted during the three and six months ended June 30, 2023 and 2022 was estimated utilizing the following assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	Weighted Average	Weighted Average	Weighted Average	Weighted Average
Volatility	83.00%	—%	83.00%	—%
Expected term in years	5.25	0.00	5.25	0.00
Dividend rate	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	3.89%	—%	3.89%	—%
Fair value of option on grant date	$2.42	$—	$2.42	$—
The following table summarizes the number of options outstanding and the weighted average exercise price:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding December 31, 2022	12,961,238	$4.13	7.42	$62,158
Granted	3,000,500	2.62	9.69
Exercised	(91,078)	2.52
Forfeited or expired	(421,825)	3.25
Options outstanding June 30, 2023	15,448,835	$3.87	7.37	$5,854,085
Vested and exercisable at June 30, 2023	8,607,516	$4.64	6.17	$2,406,178
At June 30, 2023 there was approximately $13.8 million of unrecognized stock–based compensation expense related to employee and nonemployee grants, which is expected to be recognized over a remaining average vesting period of 2.43 years.
NOTE 9 – INCOME TAXES
The Company’s interim income tax provision consists of U.S. federal and state income taxes based on the estimated annual effective tax rate that the Company expects for the full year together with the tax effect of discrete items. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of June 30, 2023, the Company was in a pre-tax loss position, and is anticipated to remain so throughout the year.
For the six months ended June 30, 2023, the Company did not record any tax benefit or expense.
In assessing the realizability of deferred tax assets, management evaluates whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. Management assesses all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, prior earnings history, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Significant weight is given to positive and negative evidence that is objectively verifiable. Based on these factors, including cumulative losses in recent years, the Company continues to maintain a full valuation allowance against its net deferred tax assets as of June 30, 2023.

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
The Company shall reimburse Gensaic for Gensaic's research costs related to the specific research plan for PDP products identified, the research plan and budget shall be mutually agreed upon by the parties and shall not exceed $3.0 million in any research year. The Company will record these reimbursement payments as research and development costs in the period the research costs are incurred. In May 2023, the Company identified a lead PDP candidate for further research and provided $3.5 million to Gensaic to support the approved research plan and budget. The amount is included in prepaid expenses and other current assets in the condensed consolidated balance sheets.
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
As of June 30, 2023, none of these contingent payments were considered probable.
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
During the six months ended June 30, 2023, no expense was recognized pursuant to the RLT Agreement.
Healx License and Option Agreement
On February 1, 2022, the Company entered an exclusive license option agreement (“Healx License and Option Agreement”) with Healx, Ltd. (“Healx”). Under the terms of the Healx License and Option Agreement, Healx has secured a one-year option to investigate gaboxadol (“OV101”) as part of a potential combination therapy for Fragile X syndrome in a Phase 1B/2A clinical trial, as well as a treatment for other indications, for an upfront payment of $0.5 million, and fees to support prosecution and maintenance of our relevant intellectual property rights. At the end of the one-year option period, Healx has the option to secure rights to an exclusive license under the Company's relevant intellectual property rights, in exchange for an additional payment of $2.0 million, development and commercial milestone payments, and low to mid-tier double digit royalties. On February 1, 2023, the Company granted an extension of the option period for up to four months for Healx to continue to investigate gaboxadol. Royalties are payable on a country-by-country and product-by-product basis during the period beginning on the date of the first commercial sale of such product in such country and ending on the later to occur of the expiration of patent rights covering the product in such country and a specified anniversary of such first commercial sale.
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

On June 9, 2023, the Company entered into an amendment to the Healx License and Option Agreement whereby revisions were made to terms regarding the timing of the option exercise fee payable by Healx to the Company, the clinical and regulatory milestone payment structure, and the royalty payment structure. Additionally, the parties agreed that following the exercise of the option, Healx would assume direct responsibility for patent maintenance and prosecution and that the Company would transfer to Healx all supply obligations with respect to the active pharmaceutical ingredient and finished gaboxadol products and any related licensed technology and know-how in the Company's possession that is relevant to the manufacture of such licensed products.
No revenue was recognized relating to this agreement during the six months ended June 30, 2023. During the six months ended June 30, 2022, the Company recorded revenue of $0.5 million associated with the Healx License and Option Agreement.
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
The Company recorded revenue and an associated investment in equity securities of approximately $0.9 million related to the patent license agreement on March 18, 2022, based on the price of Marinus common stock on March 1, 2022. The Company had unrealized gains on the Marinus common stock of $0.8 million and unrealized losses of $0.3 million for the six months ended June 30, 2023 and 2022, respectively, which were recorded as unrealized gains (losses) on equity securities and are reflected in other income (expense), net in the condensed consolidated statements of operations.
Graviton License Agreement and Equity Purchase
On April 30, 2023, the Company entered into a collaboration and license agreement with Graviton (“Graviton Agreement”), whereby it secured from Graviton an exclusive license to develop and commercialize Graviton's library of ROCK2 inhibitors including their lead program GV101 in rare central nervous system (“CNS”) disorders (excluding amyotrophic lateral sclerosis) worldwide (excluding China, Hong Kong, Macau and Taiwan). Under the Graviton Agreement, the Company and Graviton plan to investigate GV101 in cerebral cavernous malformations as well as Graviton's library of ROCK2 inhibitors in other rare CNS disorders. The Company will be responsible for all development and commercialization costs of the products. Should the Company receive regulatory approval and commercialize any of Graviton’s ROCK2 inhibitors, it will pay Graviton tiered royalties on net sales ranging from the mid to high teens. As part of the Graviton Agreement, the Company also purchased shares of Graviton's preferred stock for $10.0 million. The Company recorded the purchase of the preferred stock as a long-term equity investment on its condensed consolidated balance sheets.
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
The following table summarizes the calculation of basic and diluted net loss per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(12,408,330)	$(14,588,414)	$(25,764,539)	$(30,696,470)
Net loss attributable to participating securities	—	—	—	—
Net loss attributable to common stockholders	$(12,408,330)	$(14,588,414)	$(25,764,539)	$(30,696,470)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net loss attributable to common stockholders	$(12,408,330)	$(14,588,414)	$(25,764,539)	$(30,696,470)
Weighted average common shares outstanding used in computing net loss per share - basic	70,534,181	70,391,458	70,512,479	70,391,236
Weighted average common shares outstanding used in computing loss per share - diluted	70,534,181	70,391,458	70,512,479	70,391,236
Net loss per share, basic	$(0.18)	$(0.21)	$(0.37)	$(0.44)
Net loss per share, diluted	$(0.18)	$(0.21)	$(0.37)	$(0.44)
The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Stock options to purchase common stock	15,448,835	13,451,517	15,448,835	13,103,587
Common stock issuable upon conversion of Series A convertible preferred stock	1,250,000	1,250,000	1,250,000	1,250,000

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
Since our inception in April 2014, we have devoted substantially all of our efforts to organizing and planning our business, building our management and technical team, acquiring operating assets and raising capital. We have historically funded our business primarily through the sale of our capital stock. Through June 30, 2023, we have raised net proceeds of $275.4 million from the sale of our convertible preferred stock and our common stock. We have also, in previous periods, generated revenue through license and collaboration agreements. As of June 30, 2023, we had $96.5 million in cash, cash equivalents and marketable securities. As of June 30, 2023, we had an accumulated deficit of $251.3 million.
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
In the fourth quarter of 2022, the FDA cleared our investigational new drug application for OV329, a GABA-aminotransferase inhibitor, and we subsequently initiated a Phase 1 trial in healthy volunteers.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2023 and 2022
The following table summarizes the results of our operations for the periods indicated:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Change $
	(in thousands)
Revenue:
License and other revenue	$75	$—	$75
Total revenue	75	—	75
Operating expenses:
Research and development	5,999	6,047	(48)
General and administrative	8,248	8,258	(10)
Total operating expenses	14,247	14,304	(57)
Loss from operations	(14,172)	(14,304)	132
Other income (expense), net	1,764	(284)	2,048
Loss before provision for income taxes	(12,408)	(14,588)	2,180
Provision for income taxes	—	—	—
Net loss	$(12,408)	$(14,588)	$2,180
Revenue
Revenue of $75,000 was generated in the three months ended June 30, 2023. No revenue was recognized in the three months ended June 30, 2022.
Research and Development Expenses

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Change $
	(in thousands)
Preclinical and development expenses	$2,623	$2,643	$(20)
Payroll and payroll-related expenses	2,547	2,330	217
Other expenses	829	1,074	(245)
Total research and development	$5,999	$6,047	$(48)
During the three months ended June 30, 2023 and 2022, total research and development expenses were $6.0 million. Payroll and related expenses increased with the additions of new management hires. Other expense decreased due to cost reduction measures.

General and Administrative Expenses

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Change $
	(in thousands)
Payroll and payroll-related expenses	$5,030	$3,860	$1,170
Legal and professional fees	1,616	2,560	(944)
General office expenses	1,602	1,837	(235)
Total general and administrative	$8,248	$8,258	$(10)
General and administrative expenses were $8.2 million and $8.3 million for the three months ended June 30, 2023 and 2022, respectively. The increase in payroll and payroll-related expenses between the periods was primarily due to $1.1 million in severance costs recognized during the three months ended June 30, 2023, partially offset by a decrease in legal and professional fees relating to projects during the same period in 2022.
Other Income (Expense), net
Other income (expense), net for the three months ended June 30, 2023 and 2022 includes unrealized gain (loss) on long-term equity investments and interest earned and accretion of discount on marketable securities. Other income, net for the three months ended June 30, 2023 was $1.8 million compared to other expense of $0.3 million for the same period in 2022. The increase of $2.0 million is primarily due to interest and accretion on investments in marketable securities.
Comparison of the Six Months Ended June 30, 2023 and 2022
The following table summarizes the results of our operations for the periods indicated:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	Change $
	(in thousands)
Revenue:
License and other revenue	$141	$1,445	$(1,304)
Total revenue	141	1,445	(1,304)
Operating expenses:
Research and development	12,613	13,879	(1,266)
General and administrative	16,592	18,138	(1,546)
Total operating expenses	29,205	32,017	(2,812)
Loss from operations	(29,064)	(30,571)	1,508
Other income (expense), net	3,300	(125)	3,425
Loss before provision for income taxes	(25,764)	(30,697)	4,933
Provision for income taxes	—	—	—
Net loss	$(25,764)	$(30,697)	$4,933
Revenue
Revenue of $141,160 was generated in the six months ended June 30, 2023, compared to revenue of $1.4 million recognized in the same period in 2022 relating to licensing agreements.

Research and Development Expenses

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	Change $
	(in thousands)
Preclinical and development expenses	$5,605	$4,724	$881
Payroll and payroll-related expenses	5,401	7,266	(1,865)
Other expenses	1,607	1,889	(282)
Total research and development	$12,613	$13,879	$(1,266)
During the six months ended June 30, 2023, total research and development expenses were $12.6 million compared to $13.9 million for the same period in 2022. The decrease of $1.3 million was primarily due to a $1.9 million reduction in payroll and payroll-related expenses following an organizational restructuring in 2022, and a reduction in severance costs of $0.1 million compared to $1.3 million for the same period in 2022. The decrease in payroll and payroll-related expenses was offset by a $0.8 million increase in preclinical and development expenses relating to the Phase 1 clinical trial for OV329.
General and Administrative Expenses

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	Change $
	(in thousands)
Payroll and payroll-related expenses	$9,777	$8,538	$1,239
Legal and professional fees	3,496	5,028	(1,532)
General office expenses	3,319	4,572	(1,253)
Total general and administrative	$16,592	$18,138	$(1,546)
General and administrative expenses were $16.6 million for the six months ended June 30, 2023 compared to $18.1 million for the same period in 2022. The decrease of $1.5 million was primarily due to a reduction in legal and professional fees of $1.5 million and a decrease in general office expenses of $1.3 million, partially offset by an increase in payroll and payroll-related expenses of $1.2 million. Severance costs of $1.6 million were recognized during the six months ended June 30, 2023 compared to $0.7 million for the same period in 2022.
Other Income (Expense), net
Other income (expense), net for the six months ended June 30, 2023 results from unrealized gain (loss) on long-term equity investments and interest earned and accretion of discount on marketable securities. Other income, net for the six months ended June 30, 2023 was $3.3 million compared to other expense of $0.1 million for the same period in 2022. The increase of $3.4 million is primarily due to interest and accretion on investments in marketable securities.
Liquidity and Capital Resources
Overview
As of June 30, 2023, we had total cash, cash equivalents and marketable securities of $96.5 million as compared to $129.0 million as of December 31, 2022. We believe that our cash, cash equivalents and marketable securities as of June 30, 2023 will fund our projected operating expenses and capital expenditure requirements for at least 12 months from the issuance of this Quarterly Report on Form 10-Q.
Similar to other development-stage biotechnology companies, we have generated limited revenue, which has been through various license and collaboration agreements. With the exception of the three months ended March 31, 2021, when we received a one-time upfront payment of $196.0 million as part of the RLT Agreement, we have incurred losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses and experience negative operating cash flows for at least the next several years. We recorded net losses of approximately $12.4 million and $14.6 million for the three months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $251.3 million and working capital of $92.0 million.

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
As of June 30, 2023, we had no long-term debt and no material non-cancelable purchase commitments with service providers, as we have generally contracted on a cancellable, purchase order basis. We cannot estimate whether we will receive or the timing of any potential contingent payments upon the achievement by us of clinical, regulatory and commercial events, as applicable. In addition, we cannot estimate the timing of any potential royalty payments that we may be required to make under license agreements we have entered into with various entities pursuant to which we have in-licensed certain intellectual property as contractual obligations or commitments, including agreements with AstraZeneca and Northwestern. Pursuant to these license agreements, we have agreed to make milestone payments up to an aggregate of $279.3 million upon the achievement of certain development, regulatory and sales milestones. We excluded these contingent payments from the condensed consolidated financial statements, given that the timing, probability, and amount, if any, of such payments cannot be reasonably estimated at this time.
In September 2021, we entered into a 10-year lease agreement for our corporate headquarters with a term commencing March 10, 2022, for approximately 19,000 square feet of office space at Hudson Commons in New York, New York. The lease provides for monthly rental payments over the lease term. The base rent under the lease is currently $2.3 million per year. Rent payments commenced January 10, 2023, and will continue for 10 years following the rent commencement date. We issued a letter of credit in the amount of $1.9 million in association with the execution of the lease agreement, which is reflected as restricted cash on our condensed consolidated balance sheets. Payment obligations under the lease agreement include approximately $1.9 million in the 12 months subsequent to June 30, 2023 and approximately $22.5 million over the remaining term of the agreement. For additional information see Note 5 to our condensed consolidated financial statements under the heading 'Leases.'
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
At-the-Market Offering Program
In November 2020, we filed a shelf registration statement on Form S-3 (Registration No. 333-250054) that allows us to sell up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities and/or warrants (“S-3 Registration Statement”), which includes a prospectus covering the issuance and sale of up to $75.0 million of common stock pursuant to an at-the-market (“ATM”) offering program. As of June 30, 2023, we had up to $250.0 million available under our S-3 Registration Statement, including up to $75.0 million available pursuant to our ATM offering program.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(23,818)	$(33,375)
Investing activities	50,295	(81,753)
Financing activities	278	143
Net increase (decrease) in cash, cash equivalents, and restricted cash	$26,755	$(114,986)
Net Cash Used In Operating Activities
Net cash used in operating activities was $23.8 million for the six months ended June 30, 2023, which consisted of a net loss of $25.8 million offset by a net of $2.0 million of non-cash charges and indirect cash charges, primarily related to $3.9 million of stock-based compensation expense. Net cash used in operating activities was $33.4 million for the six months ended June 30, 2022, which consisted of net loss of $30.7 million offset by a net of $3.1 million in stock-based compensation expense, $0.1 million, net, of other noncash transactions and charges and decreases in accounts payable and accrued expenses of $5.5 million.
Net Cash Provided By (Used In) Investing Activities
Net cash provided by investing activities was $50.3 million for the six months ended June 30, 2023, which was due to sales/maturities of marketable securities during the period. Net cash used in investing activities was $81.8 million for the six months ended June 30, 2022, which was due to purchases of marketable securities.
Net Cash Provided By Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2023 and 2022 resulted from proceeds from the exercise of stock options under the 2017 equity incentive plan and purchases of shares under the 2017 employee stock purchase plan.
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
During the three and six months ended June 30, 2023, there were no material changes to our critical accounting policies as reported for the year ended December 31, 2022 as part of our Annual Report on Form 10-K, which was filed with the SEC on March 13, 2023. In addition, see Note 2 of our Condensed Consolidated Financial Statements under the heading “Recent Accounting Pronouncements” for new accounting pronouncements or changes to the accounting pronouncements during the three and six months ended June 30, 2023.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The primary objectives of our investment activities are to ensure liquidity and to preserve capital. As of June 30, 2023, we had cash, cash equivalents and marketable securities totaling $96.5 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in institutional market funds that are comprised of U.S. Treasury and U.S. Treasury-backed repurchase agreements as well as treasury notes and high quality short-term corporate bonds. We maintain our cash, cash equivalents and marketable securities with domestic financial institutions of high credit quality.
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
As of June 30, 2023, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recent quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Under the RLT Agreement, we are entitled to receive royalty and milestone payments in connection with the development and commercialization of soticlestat. If Takeda fails to progress, delays, or discontinues the development of soticlestat, or if soticlestat fails to achieve market acceptance or commercial success, we may not receive some or all of such payments, which would materially harm our business.
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
We have historically incurred significant operating losses with the exception of net income we reported in 2021 primarily due to a one-time, upfront payment of $196.0 million received pursuant to the RLT Agreement with Takeda. As of June 30, 2023, we had an accumulated deficit of $251.3 million. We expect to incur substantial operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our drug candidates, as well as hiring employees and building our infrastructure.
We have no drugs approved for commercialization and have never generated any revenue from drug sales. All of our drug candidates are still in the preclinical or clinical testing stage. It could be several years, if ever, before we have a commercialized drug. We expect to continue to incur significant expenses and operating losses over the next several years, and the net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:
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
As of June 30, 2023, our cash, cash equivalents and marketable securities were $96.5 million, and we had an accumulated deficit of $251.3 million. We believe that our cash, cash equivalents and marketable securities will fund our current operating plans through at least 12 months from the filing of this Quarterly Report on Form 10-Q. However, our operating plans may change because of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.
We will require more capital in order to advance the preclinical and clinical development, obtain regulatory approval, and, following regulatory approval, commercialize our current or future drug candidates. Any additional capital raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our current and future drug candidates.
While the long-term economic impacts associated with public health crises and global geopolitical tensions, like the ongoing war between Russia and Ukraine are difficult to assess or predict, each of these events has caused significant disruptions to the global financial markets and contributed to a general global economic slowdown. Furthermore, inflation rates have increased recently to levels not seen in decades. Increased inflation may result in increased operating costs (including labor costs) and may affect our operating budgets. In response to concerns about inflation, the U.S. Federal Reserve has raised, and is expected to further raise, interest rates. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. If the disruptions and slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our financial condition and our ability to pursue our business strategy.
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
For the three months ended June 30, 2023, we recorded no U.S. federal or state income tax provision, based on a pre-tax loss of approximately $12.4 million. As of June 30, 2023, we had available approximately $141.6 million of unused NOL carryforwards for federal income tax purposes, $13.0 million of unused NOL carryforwards for Massachusetts income tax purposes, $164.1 million of unused NOL carryforwards for New York income tax purposes, and $163.9 million of unused NOL carryforwards for New York City income tax purposes, that may be applied against future taxable income. All of our NOL carryforwards are significantly limited such that even if we achieve profitability in future periods, we may not be able to utilize a material portion of our NOL carryforwards and certain other tax attributes, which could have a material adverse effect on our cash flow and results of operations.
Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition, or results of operations.
New tax laws, statutes, rules, regulations, or ordinances could be enacted at any time. For instance, the recently enacted Inflation Reduction Act of 2022 (the “IRA”) imposes, among other rules, a 15% minimum tax on the book income of certain large corporations and a 1% excise tax on certain corporate stock repurchases. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted differently, changed, repealed, or modified at any time. Any such enactment, interpretation, change, repeal, or modification could adversely affect us, possibly with retroactive effect. In particular, changes in corporate tax rates, the realization of our net deferred tax assets, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act, as amended by the CARES Act or any future tax reform legislation, could have a material impact on the value of our deferred tax assets, result in significant one-time charges, and increase our future tax expenses.
Risks Related to the Development and Commercialization of Our Drug Candidates
We are very early in our development efforts and all of our drug candidates are in Phase 1 clinical trials or preclinical development. If we are unable to successfully develop, receive regulatory approval for and commercialize our drug candidates for these or any other indications, or successfully develop any other drug candidates, or experience significant delays in doing so, our business will be harmed.
We are very early in our development efforts and the drug candidates for which we control developmental and commercial responsibility are still in Phase 1 clinical trials or preclinical development. We cannot guarantee success of preclinical development to achieve filing investigational new drug (“IND”) applications or whether the FDA will impose clinical holds on any of our planned INDs. Following IND acceptance, each of our drug candidates will need to be progressed through clinical development in order to achieve regulatory approval, and we will also need to address issues relating to manufacture and supply, which may involve building our own capacity and expertise. In order to commercialize any product that achieves regulatory approval, we will need to build a commercial organization or successfully outsource commercialization, all of which will require substantial investment and significant marketing efforts before we have the ability to generate any revenue from drug sales. We do not have any drugs that are approved for commercial sale, and we may never be able to develop or commercialize marketable drugs.
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
Soticlestat, the most advanced compound we aided in developing, is continuing to be developed by Takeda and is currently in a pivotal trial program. If the pivotal trials are unsuccessful, or the compound is not approved, we will not receive the milestone payments and royalties from the RLT Agreement. Without those funds, we may need to raise significant additional capital to pursue the development and commercialization of our current and future pipeline.
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
All of our current drug candidates are in Phase 1 clinical trials or preclinical development and their risk of failure is high. We must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that each of our drug candidates are safe and effective for its intended indications before we are prepared to submit a new drug application (“NDA”) or Biologics License Application (“BLA”) for regulatory approval. We cannot predict with any certainty if or when we might submit an NDA or BLA for any of our product candidates or whether any such application will be approved by the FDA. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous review and regulatory requirements by numerous government authorities in the United States and in other countries where we intend to test and market our product candidates. For instance, the FDA may not agree with our proposed endpoints for any future clinical trial of our product candidates, which may delay the commencement of such clinical trial.
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
A key element of our current strategy is to identify, discover, develop and potentially commercialize a portfolio of drug candidates to treat rare epilepsies, seizure-related disorders, and rare neurological disorders. However, our business development activities and research activities may present attractive opportunities outside of rare epilepsies and seizure-related disorders and we may choose to pursue drug candidates in other areas of interest including other disorders that we believe would be in the best interest of the Company and our stockholders. We plan to continuously review our strategies and modify as necessary based on attractive areas of interest and assets that we choose to pursue. We intend to develop our portfolio of drug candidates by in-licensing and entering into collaborations with leading biopharmaceutical companies or academic institutions for new drug candidates. Identifying new drug candidates requires substantial technical, financial and human resources, whether or not any drug candidates are ultimately identified. Even if we identify drug candidates that initially show promise, we may fail to in-license or acquire these assets and may also fail to successfully develop and commercialize such drug candidates for many reasons, including the following:
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
We have previously acquired and we may acquire or in-license drug candidates for preclinical or clinical development in the future as we continue to build our pipeline. Such arrangements with third parties, such as our collaboration and license agreement with Graviton, may impose, diligence, development and commercialization obligations, milestone payments, royalty payments, indemnification and other obligations on us. Our obligations to pay milestone, royalty and other payments to our licensors may be substantial, and the amount and timing of such payments may impact our ability to progress the development and commercialization of our drug candidates. Our rights to use any licensed intellectual property may be subject to the continuation of and our compliance with the terms of any such agreements. Additionally, disputes may arise regarding our rights to intellectual property licensed to us or acquired by us from a third party, including but not limited to:
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
There have been executive, judicial, Congressional and executive branch challenges to certain aspects of the PPACA. For example, President Trump signed Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the PPACA such as removing penalties, effective January 1, 2019, for not complying with the PPACA’s individual mandate to carry health insurance, delaying the implementation of certain PPACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, there have been a number of health reform measures by the Biden administration that have impacted the PPACA. For example, on August 16, 2022, President Biden signed the IRA into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and by creating a new manufacturer discount program. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the PPACA and our business.
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
As of June 30, 2023, we had 40 full-time employees. As our development and commercialization plans and strategies for our current pipeline of product candidates develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day operations and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational inefficiencies, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future drug candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance, our ability to commercialize drug candidates, develop a scalable infrastructure and compete effectively will depend, in part, on our ability to effectively manage any future growth.
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
We are required to include and have included an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, as of the last business day of our second fiscal quarter of 2023, we determined that we continue to qualify as a smaller reporting company and requalify as a non-accelerated filer for the year ended December 31, 2023. We therefore will no longer be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Our compliance with Section 404 requires that we incur substantial expense and expend significant management efforts. We currently do not have an internal audit group, and rely on experienced consultants to support this function. We may need to hire additional consultants or accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by The Nasdaq Stock Market LLC, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
Risks Related to the Ownership of Our Common Stock and Other General Matters
The market price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for our common stock.
The market price of our common stock has been and likely will remain volatile. The stock market in general and the market for biopharmaceutical or pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to new or ongoing public health crises or other inflationary factors, may negatively affect the market price of our common stock, regardless of our actual operating performance. As a result of this volatility, you may lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid for the shares. The market price for our common stock may be influenced by many factors, including:
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
In November 2020, we filed a shelf registration statement on Form S-3 (Registration No. 333-250054) that allows us to sell up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities and/or warrants (the “S-3 Registration Statement”), which includes a prospectus covering the issuance and sale of up to $75.0 million of common stock pursuant to an at-the-market (“ATM”) offering program. As of June 30, 2023, we had $250.0 million available under our S-3 Registration Statement, including $75.0 million available pursuant to our ATM program. Debt and equity financings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as redeeming our shares, making investments, issuing additional equity, incurring additional debt, making capital expenditures, declaring dividends or placing limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could negatively impact our ability to conduct our business. If we raise additional capital through future collaborations, strategic alliances or third-party licensing arrangements, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. Any of these events could significantly harm our business, financial condition and prospects.

You will be diluted by any conversions of outstanding Series A convertible preferred stock and exercises of outstanding options.
As of June 30, 2023, we had outstanding options to purchase an aggregate of 15,448,835 shares of our common stock at a weighted average exercise price of $3.87 per share and 1,250,000 shares of common stock issuable upon conversion of outstanding Series A convertible preferred stock for no additional consideration. Such Series A convertible preferred stock is convertible any time at the option of the holder thereof subject to the beneficial ownership limitations described in Note 7 to the financial statements contained in this Quarterly Report on Form 10-Q. The exercise of such options and conversion of the Series A convertible preferred stock for shares of our common stock will result in further dilution of your investment and could negatively affect the market price of our common stock. In addition, you may experience further dilution if we issue common stock, or securities convertible into common stock, in the future. As a result of this dilution, you may receive significantly less than the full purchase price you paid for the shares in the event of liquidation.
Concentration of ownership of our common stock among our executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.
Based upon our shares of our common stock outstanding as of June 30, 2023, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 50% of our outstanding common stock.
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

OVID THERAPEUTICS INC.

Date: August 4, 2023	By:	/s/ Jeremy M. Levin
Jeremy M. Levin
Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2023	By:	/s/ Jeffrey Rona
Jeffrey Rona
Chief Business and Financial Officer (Principal Financial and Accounting Officer)