Form 10-Q
period 2023-09-30
Ovid Therapeutics Inc.
filed 2023-11-03
CIK 1636651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
As of October 31, 2023, the registrant had 70,680,551 shares of common stock, $0.001 par value per share, outstanding.

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
•the impact of geopolitical tensions, including war or the perception that hostilities may be imminent, adverse global economic conditions, terrorism, natural disasters or public health crises on our operations, research and development and clinical trials and potential disruption in the operations and business of third parties and collaborators with whom we conduct business; and
•the factors that may impact our financial results.
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
This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our business and the markets for certain drugs and consumer products, including data regarding the estimated size of those markets, their projected growth rates and the incidence of certain medical conditions. Information that is based on estimates, forecasts, projections or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained these industry, business, market and other data from reports, research surveys, studies and
i

similar data prepared by third parties, industry, medical and general publications, government data and similar sources and we have not independently verified the data from third party sources. In some cases, we do not expressly refer to the sources from which these data are derived.
In this Quarterly Report on Form 10-Q, unless otherwise stated or as the context otherwise requires, references to “Ovid,” “the Company,” “we,” “us,” “our” and similar references refer to Ovid Therapeutics Inc. and its wholly owned subsidiary. This Quarterly Report on Form 10-Q also contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
OVID THERAPEUTICS INC.
Condensed Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$57,436,612	$44,867,846
Marketable securities	29,635,075	84,133,565
Prepaid expenses and other current assets	4,641,668	2,379,280
Total current assets	91,713,355	131,380,691

Long-term equity investments	16,124,195	5,622,547
Restricted cash	1,930,753	1,930,753
Right-of-use asset, net	14,155,246	14,922,669
Property and equipment, net	856,491	1,147,963
Other assets	248,651	261,191
Total assets	$125,028,691	$155,265,814

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,216,563	$1,952,910
Accrued expenses	6,222,390	4,504,669
Current portion, lease liability	1,224,503	533,946
Total current liabilities	8,663,456	6,991,525

Long-term liabilities:
Lease liability	15,073,284	16,001,725
Total liabilities	23,736,740	22,993,250

Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; Series A convertible preferred stock, 10,000 shares designated, 1,250 shares issued and outstanding at September 30, 2023 and December 31, 2022	1	1
Common stock, $0.001 par value; 125,000,000 shares authorized; 70,680,551 and 70,466,885 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	70,681	70,467
Additional paid-in-capital	363,768,613	357,770,825
Accumulated other comprehensive loss	(3,877)	(42,187)
Accumulated deficit	(262,543,467)	(225,526,542)
Total stockholders' equity	101,291,951	132,272,564
Total liabilities and stockholders' equity	$125,028,691	$155,265,814
See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.
Condensed Consolidated Statements of Operations
(unaudited)

	For The Three Months Ended September 30, 2023	For The Three Months Ended September 30, 2022	For The Nine Months Ended September 30, 2023	For The Nine Months Ended September 30, 2022
Revenue:
License and other revenue	$108,972	$11,102	$250,132	$1,456,468
Total revenue	108,972	11,102	250,132	1,456,468
Operating expenses:
Research and development	5,332,591	5,183,253	17,945,927	19,062,192
General and administrative	6,805,213	7,631,705	23,397,323	25,769,525
Total operating expenses	12,137,804	12,814,958	41,343,250	44,831,717
Loss from operations	(12,028,832)	(12,803,856)	(41,093,118)	(43,375,249)
Other income (expense), net	776,446	836,085	4,076,193	711,009
Loss before provision for income taxes	(11,252,386)	(11,967,771)	(37,016,925)	(42,664,240)
Provision for income taxes	—	—	—	—
Net loss	$(11,252,386)	$(11,967,771)	$(37,016,925)	$(42,664,240)
Net loss per share, basic	$(0.16)	$(0.17)	$(0.52)	$(0.61)
Net loss per share, diluted	$(0.16)	$(0.17)	$(0.52)	$(0.61)
Weighted-average common shares outstanding, basic	70,618,609	70,430,554	70,544,536	70,408,657
Weighted-average common shares outstanding, diluted	70,618,609	70,430,554	70,544,536	70,408,657
See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)

	For The Three Months Ended September 30, 2023	For The Three Months Ended September 30, 2022	For The Nine Months Ended September 30, 2023	For The Nine Months Ended September 30, 2022
Net loss	$(11,252,386)	$(11,967,771)	$(37,016,925)	$(42,664,240)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(9,085)	7,335	38,310	(82,792)
Comprehensive loss	$(11,261,471)	$(11,960,436)	$(36,978,615)	$(42,747,032)
See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	1,250	$1	70,466,885	$70,467	$357,770,825	$(42,187)	$(225,526,542)	$132,272,564
Issuance of common stock from exercise of stock options and purchases from employee stock purchase plan	—	—	24,625	25	66,968	—	—	66,993
Stock-based compensation expense	—	—	—	—	1,916,518	—	—	1,916,518
Other comprehensive income	—	—	—	—	—	47,817	—	47,817
Net loss	—	—	—	—	—	—	(13,356,209)	(13,356,209)
Balance, March 31, 2023	1,250	1	70,491,510	70,492	359,754,310	5,630	(238,882,751)	120,947,682
Issuance of common stock from exercise of stock options and purchases from employee stock purchase plan	—	—	112,283	111	210,986	—	—	211,097
Stock-based compensation expense	—	—	—	—	1,948,648	—	—	1,948,648
Other comprehensive loss	—	—	—	—	—	(422)	—	(422)
Net loss	—	—	—	—	—	—	(12,408,330)	(12,408,330)
Balance, June 30, 2023	1,250	1	70,603,793	70,603	361,913,944	5,208	(251,291,081)	110,698,675
Issuance of common stock from exercise of stock options and purchases from employee stock purchase plan	—	—	76,758	78	223,642	—	—	223,720
Stock-based compensation expense	—	—	—	—	1,631,027	—	—	1,631,027
Other comprehensive loss	—	—	—	—	—	(9,085)	—	(9,085)
Net loss	—	—	—	—	—	—	(11,252,386)	(11,252,386)
Balance, September 30, 2023	1,250	$1	70,680,551	$70,681	$363,768,613	(3,877)	$(262,543,467)	$101,291,951
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	1,250	$1	70,364,912	$70,359	$351,033,589	$—	$(171,357,513)	$179,746,436
Issuance of common stock from exercise of stock options and purchases from employee stock purchase plan	—	—	52,333	14	33,065	—	—	33,079
Stock-based compensation expense	—	—	—	—	1,324,812	—	—	1,324,812
Net loss	—	—	—	—	—	—	(16,108,056)	(16,108,056)
Balance, March 31, 2022	1,250	1	70,417,245	70,373	352,391,466	—	(187,465,569)	164,996,271
Issuance of common stock from exercise of stock options and purchases from employee stock purchase plan	—	—	2,143	41	109,507	—	—	109,548
Stock-based compensation expense	—	—	—	—	1,720,217	—	—	1,720,217
Other comprehensive loss	—	—	—	—	—	(90,127)	—	(90,127)
Net loss	—	—	—	—	—	—	(14,588,414)	(14,588,414)
Balance, June 30, 2022	1,250	1	70,419,388	70,414	354,221,191	(90,127)	(202,053,983)	152,147,496
Issuance of common stock from exercise of stock options and purchases from employee stock purchase plan	—	—	47,497	53	81,576	—	—	81,629
Stock-based compensation expense	—	—	—	—	1,782,043	—	—	1,782,043
Other comprehensive income	—	—	—	—	—	7,335	—	7,335
Net loss	—	—	—	—	—	—	(11,967,771)	(11,967,771)
Balance, September 30, 2022	1,250	$1	70,466,885	$70,467	$356,084,810	$(82,792)	$(214,021,753)	$142,050,733
See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For The Nine Months Ended September 30, 2023	For The Nine Months Ended September 30, 2022
Cash flows from operating activities:
Net loss	$(37,016,925)	$(42,664,240)
Adjustments to reconcile net loss to cash used in operating activities:
Non-cash consideration received in licensing agreement transaction	—	(945,366)
Unrealized (gain) loss on equity investment	(501,648)	125,721
Change in accrued interest and accretion of discount on marketable securities	(1,535,648)	(821,024)
Stock-based compensation expense	5,496,194	4,827,072
Depreciation and amortization expense	427,760	327,525
Amortization of right-of-use asset	767,423	614,130
Change in lease liability	(237,884)	650,089
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(2,262,388)	(156,221)
Security deposit	12,491	56,943
Accounts payable	(736,347)	(6,093,980)
Accrued expenses	1,718,358	(1,972,044)
Net cash used in operating activities	(33,868,614)	(46,051,395)

Cash flows from investing activities:
Purchase of marketable securities	(53,928,189)	(108,857,928)
Sales/maturities of marketable securities	110,000,000	30,000,000
Purchase of long-term equity investment	(10,000,000)	(2,500,000)
Issuance of convertible short-term note receivable	—	(1,000,000)
Purchases of property and equipment	(26,602)	(1,104,440)
Software development and other costs	(109,637)	(251,340)
Net cash provided by (used in) investing activities	45,935,572	(83,713,708)

Cash flows from financing activities:
Proceeds from exercise of options and purchases from employee stock purchase plan	501,808	224,257
Net cash provided by financing activities	501,808	224,257

Net increase (decrease) in cash, cash equivalents and restricted cash	12,568,766	(129,540,846)
Cash, cash equivalents and restricted cash, at beginning of period	46,798,599	189,728,285
Cash, cash equivalents and restricted cash, at end of period	$59,367,365	$60,187,439

Non-cash investing and financing activities:
Right-of-use asset in exchange for lease liability	$—	$15,791,769
Conversion of short-term note receivable to long-term equity investment	$—	$1,000,000
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
Since its inception, the Company has devoted substantially all of its efforts to business development, research and development, recruiting management and technical staff, and raising capital, and has financed its operations through the issuance of convertible preferred stock, common stock, other equity instruments, the sale and/or licensing of certain assets and the licensing of certain intellectual property. The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development and regulatory success, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, and the ability to secure additional capital to fund operations.
The Company’s major sources of cash have been licensing revenue, proceeds from various public and private offerings of its capital stock, option exercises and interest income. As of September 30, 2023, the Company had approximately $87.1 million in cash, cash equivalents and marketable securities. Since inception, the Company has generated $222.8 million in revenue, primarily from the Company’s royalty, license and termination agreement (“RLT Agreement”) with Takeda Pharmaceutical Company Limited (“Takeda”). Historically, the Company has incurred recurring losses, has experienced negative operating cash flows and has required significant cash resources to execute its business plans, which the Company expects will continue for the foreseeable future. The Company has an accumulated deficit of $262.5 million as of September 30, 2023, working capital of $83.0 million and had cash used in operating activities of $33.9 million for the nine months ended September 30, 2023.
The Company recorded net losses of $11.3 million and $37.0 million during the three and nine months ended September 30, 2023, respectively, and expects to incur losses in subsequent periods for at least the next several years. The Company is highly dependent on its ability to find additional sources of funding through either equity offerings, debt financings, collaborations, strategic alliances, licensing agreements or a combination of any such transactions. Management believes that the Company’s existing cash, cash equivalents and marketable securities as of September 30, 2023 will be sufficient to fund its current operating plans through at least the next 12 months from the date of filing of the Company’s Quarterly Report on Form 10-Q. Adequate additional funding may not be available to the Company on acceptable terms or at all. The failure to raise capital as and when needed could have a negative impact on the Company’s financial condition and ability to pursue its business strategy. The Company may be required to delay, reduce the scope of or eliminate research and development programs, or obtain funds through arrangements with collaborators or others that may require the Company to relinquish rights to certain drug candidates that the Company might otherwise seek to develop or commercialize independently.
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
(A) Unaudited Interim Condensed Consolidated Financial Statements
The interim condensed consolidated balance sheet at September 30, 2023 and the condensed consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ equity for the three and nine months ended September 30, 2023 and 2022 are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and following the requirements of the SEC for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by GAAP are condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of its financial information. The results of operations for the three and nine month periods ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other future annual or interim period. The balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K.
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
(F) Long-Term Equity Investments
Long-term equity investments consist of equity investments in the preferred shares of Gensaic, Inc., formerly M13 Therapeutics, Inc. (“Gensaic”), and Graviton Bioscience Corporation (“Graviton”), both privately held corporations. The preferred shares are not considered in-substance common stock, and the investments are accounted for at cost, with adjustments for observable changes in prices or impairments, and are classified within long-term equity investments on the consolidated balance sheets with adjustments recognized in other income (expense), net on the condensed consolidated statements of operations. The Company has determined that these equity investments do not have a readily determinable fair value and elected the measurement alternative. Therefore, the carrying amount of the equity investments will be adjusted to fair value at the time of the next observable price change for the identical or similar investment of the same issuer or when an impairment is recognized. Each reporting period, the Company performs a qualitative assessment to evaluate whether the investments are impaired. The assessment includes a review of recent operating results and trends, recent sales/acquisitions of the investees' securities, and other publicly available data. If an investment is determined to be impaired, the Company will then write it down to its estimated fair value. As of September 30, 2023 and December 31, 2022, the equity investment in Gensaic had a carrying value of $5.1 million. As of September 30, 2023, the equity investment in Graviton had a carrying value of $10.0 million.
Long-term equity investments also consist of an equity investment in the common shares of Marinus Pharmaceuticals, Inc. (“Marinus”) that were received as non-cash consideration via the terms of a licensing agreement executed between the two companies effective March 2022. The equity shares are marked-to-market at each reporting date with changes in the fair value being reflected in the carrying value of the investment on the Company's consolidated balance sheets and other income (expense), net on the Company's consolidated statements of operations. As of September 30, 2023 and December 31, 2022, the equity investment in Marinus had a carrying value of approximately $1.0 million and $0.5 million, respectively.

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
The three levels of the fair value hierarchy are as follows:
•Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities. The Company’s Level 1 assets consisted of investments in a U.S. treasury money market fund and equity securities totaling $37.7 million as of September 30, 2023. The Company's Level 1 assets totaled $42.5 million as of December 31, 2022.
•Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted prices of similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active). Level 2 includes financial instruments that are valued using models or other valuation methodologies. The Company's Level 2 assets consisted of U.S. treasury bills, totaling $49.5 million as of September 30, 2023 and $84.1 million as of December 31, 2022.
•Level 3—Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when their fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. There were no Level 3 assets or liabilities as of September 30, 2023 or December 31, 2022.
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
(J) Research and Development Expenses
The Company expenses the cost of research and development as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including clinical trial costs, manufacturing costs for both clinical and preclinical materials as well as contracted services, license fees, and other external costs. Research and development expenses also include the cost of licensing agreements acquired from third parties. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity is performed or when the goods have been received in accordance with ASC 730, Research and Development.
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
NOTE 3 – CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES
The following tables summarize the fair value of cash, cash equivalents and marketable securities as well as gross unrealized holding gains and losses as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Cash	$809,178	$—	$—	$809,178
Cash equivalents(1)	56,626,797	—	—	56,626,797
Marketable securities	29,639,590	—	(3,878)	29,635,712
Total cash, cash equivalents and marketable securities	$87,075,565	$—	$(3,878)	$87,071,687
(1)Cash equivalents as of September 30, 2023 include money market funds of $36.7 million.

	December 31, 2022
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Cash	$2,853,042	$—	$—	$2,853,042
Money market funds	42,014,804	—	—	42,014,804
Marketable securities	84,175,752	—	(42,187)	84,133,565
Total cash, cash equivalents and marketable securities	$129,043,598	$—	$(42,187)	$129,001,411
The Company did not hold any securities that were in an unrealized loss position for more than 12 months as of September 30, 2023 and December 31, 2022.
There were no material realized gains or losses on available-for-sale securities during the three and nine months ended September 30, 2023 and 2022.
NOTE 4 – PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS
Property and equipment is summarized as follows:

	September 30, 2023	December 31, 2022
Furniture and equipment	$1,449,634	$1,423,032
Leasehold improvements	306,312	306,312
Less accumulated depreciation	(899,455)	(581,381)
Total property and equipment, net	$856,491	$1,147,963
Depreciation expense was $104,323 and $102,071 for the three months ended September 30, 2023 and 2022, respectively. Depreciation expense was $318,074 and $187,541 for the nine months ended September 30, 2023 and 2022, respectively.
Intangible assets, net of accumulated amortization, were $222,051 and $222,100 as of September 30, 2023 and December 31, 2022, respectively, and are included in other assets. Amortization expense was $41,316 and $53,348 for the three months ended September 30, 2023 and 2022, respectively. Amortization expense was $109,686 and $139,984 for the nine months ended September 30, 2023 and 2022, respectively.
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
The Hudson Commons lease has a remaining lease term of approximately 9 years and includes a single renewal option for an additional five years. The Company did not include the renewal option in the lease term when calculating the lease liability as the Company is not reasonably certain that it will exercise the renewal option. The present value of the lease payments was calculated using an incremental borrowing rate of 7.02%. Lease expense is included in general and administrative and research and development expenses in the condensed consolidated statements of operations.
ROU asset and lease liabilities related to the Company's operating lease are as follows:

September 30, 2023
Right-of-use asset, net	$14,155,246
Current lease liability	1,224,503
Long-term lease liability	$15,073,284
The components of operating lease cost for the nine months ended September 30, 2023 were as follows:

September 30, 2023
Operating lease cost	$1,625,425
Variable lease cost	—
Short-term lease cost	—
Future minimum commitments under the non-cancelable operating lease are as follows:

2023	579,076
2024	2,316,303
2025	2,316,303
2026	2,316,303
2027	2,316,303
Thereafter	12,347,235
$22,191,523

NOTE 6 – ACCRUED EXPENSES
Accrued expenses consist of the following:

	September 30, 2023	December 31, 2022
Payroll and bonus accrual	$3,837,431	$3,233,802
Research and development accrual	1,745,068	395,247
Professional fees accrual	395,813	682,664
Other	244,078	192,956
Total	$6,222,390	$4,504,669
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
There were 1,250 shares of Series A Preferred Stock outstanding as of September 30, 2023 and December 31, 2022. Each share of Series A Preferred Stock is convertible into 1,000 shares of common stock at any time at the holder’s option. However, the holder will be prohibited, subject to certain exceptions, from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than, at the written election of the holder, either 9.99% or 14.99% of the total number of shares of common stock then issued and outstanding, which percentage may be changed at the holder’s election to any other number less than or equal to 19.99% upon 61 days’ notice to the Company; provided, however, that effective 61 days after delivery of such notice, such beneficial ownership limitations shall not be applicable to any holder that beneficially owns either 10.0% or 15.0%, as applicable based on the holder’s initial written election noted above, of the total number of shares of common stock issued and outstanding immediately prior to delivery of such notice. In the event of a liquidation, dissolution, or winding up of the Company, holders of Series A Preferred Stock will receive a payment equal to $0.001 per share of Series A Preferred Stock before any proceeds are distributed to the holders of common stock.
In November 2020, the Company entered into a sales agreement (the “2020 ATM agreement”) with Cowen and Company, LLC (“Cowen”), under which the Company may offer and sell in “at the market offerings,” from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $75.0 million through Cowen acting as sales agent. As of September 30, 2023, the Company has not sold any shares of its common stock under the 2020 ATM agreement.
Dividends
Through September 30, 2023, the Company has not declared any dividends. No dividends on the common stock shall be declared and paid unless dividends on the preferred stock have been declared and paid.
NOTE 8 – STOCK-BASED COMPENSATION
The Company's Board of Directors adopted, and the Company's stockholders approved, the 2017 Equity Incentive Plan (“2017 Plan”), which became effective on May 4, 2017. The initial reserve of shares of common stock issuable under the 2017 Plan was 3,052,059 shares. The 2017 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards, and other forms of stock-based awards. Additionally, the 2017 Plan provides for the grant of performance cash awards. The Company's employees, officers, directors, consultants and advisors are eligible to receive awards under the 2017 Plan. Following the adoption of the 2017 Plan, no further awards will be granted under the Company’s prior plan. Pursuant to the terms of the 2017 Plan, on each January 1st, the plan limit shall be increased by the lesser of (x) 5% of the number of shares of common stock outstanding as of the immediately preceding December 31 and (y) such lesser number as the Board of Directors may determine at its discretion. On January 1, 2023 and January 1, 2022 an additional 3,523,344 and 1,000,000 shares, respectively, were reserved for issuance under the 2017 Plan. As of September 30, 2023, there were 4,371,869 shares of the Company’s common stock reserved and available for issuance under the 2017 Plan.
The Company's Board of Directors adopted, and the Company's stockholders approved, the 2017 Employee Stock Purchase Plan (“2017 ESPP”), which became effective on May 4, 2017. The initial reserve of shares of common stock issuable under the 2017 ESPP was 279,069 shares. The 2017 ESPP allows employees to purchase common stock of the Company at a 15% discount to the market price on designated semi-annual purchase dates. During the three months ended September 30, 2023 and 2022, 33,931 and 37,872 shares, respectively, were purchased under the 2017 ESPP, and the Company recorded expense of $13,783 and $20,687, respectively. During the nine months ended September 30, 2023 and 2022, 63,761 and 76,455 shares, respectively, were purchased under the 2017 ESPP, and the Company recorded expenses of $42,383 and $61,882, respectively. The number of shares of common stock reserved for issuance under the 2017 ESPP automatically increases on January 1 of each year, beginning on January 1, 2018 and continuing through and including January 1, 2027, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (ii) 550,000 shares or (iii) such lesser number of shares determined by the Board. The Board acted prior to each of January 1, 2023 and January 1, 2022 to provide that there be no increase in the number of shares reserved for issuance under the 2017 ESPP on either such date. As of September 30, 2023, there were 352,846 shares of the Company’s common stock reserved and available for issuance under the 2017 ESPP.
The Company’s Board of Directors adopted and the Company’s stockholder’s approved the 2014 Equity Incentive Plan (“2014 Plan”), which authorized the Company to grant shares of common stock in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units. The 2014 Plan was terminated as to future awards in May 2017, although it continues to govern the terms of options that remain outstanding under the 2014 Plan. No additional stock awards will be granted under the 2014 Plan, and all outstanding stock awards granted under the 2014 Plan that are repurchased, forfeited, expire or are cancelled will become available for grant under the 2017 Plan in accordance with its terms. As of September 30, 2023, options to purchase 1,663,597 shares of common stock were outstanding under the 2014 Plan.
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
Performance-based option awards generally have similar terms, with vesting commencing on the date the performance condition is achieved and expire in accordance with the specific terms of the agreement. At September 30, 2023, there were no performance-based options outstanding.
The fair value of options granted during the three and nine months ended September 30, 2023 and 2022 was estimated using the Black-Scholes option valuation model. The inputs for the Black-Scholes option valuation model require significant assumptions that are detailed in the table below. The risk-free interest rates are based on the rate for U.S. Treasury securities at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected life is based on the simplified method in accordance with the SEC Staff Accounting Bulletin No. Topic 14D. Beginning January 1, 2023, the expected volatility is estimated based on the historical volatility of the Company since the Company's initial public offering.
All assumptions used to calculate the grant date fair value of nonemployee options are generally consistent with the assumptions used for options granted to employees. In the event the Company terminates any of its consulting agreements, the unvested options underlying the agreements would also be canceled.
The Company granted zero and 70,000 stock options to nonemployee consultants for services rendered during the three and nine months ended September 30, 2023, respectively, and no stock options during the three and nine months ended September 30, 2022. There were 99,792 and 130,834 unvested nonemployee options outstanding as of September 30, 2023 and 2022. Total expense recognized related to nonemployee stock options for the three months ended September 30, 2023 and 2022 was $106,032 and $106,806, respectively. Total expense recognized related to nonemployee stock options for the nine months ended September 30, 2023 and 2022, was $377,816 and $461,913, respectively. Total unrecognized compensation expenses related to the nonemployee stock options was $365,301 as of September 30, 2023.

The Company did not recognize any expense for nonemployee performance-based option awards during the nine months ended September 30, 2023 or 2022.
The Company granted 4,000 and 266,800 stock options to employees during the three months ended September 30, 2023 and 2022, respectively. The Company granted 2,934,500 and 4,555,641 stock options to employees during the nine months ended September 30, 2023 and 2022, respectively. There were 5,985,002 and 7,010,800 unvested employee options outstanding as of September 30, 2023, and 2022, respectively. Total expense recognized related to the employee stock options for the three months ended September 30, 2023 and 2022 was $1.5 million and $1.6 million, respectively. Total expense recognized related to the employee stock options for the nine months ended September 30, 2023 and 2022 was $5.1 million and $4.3 million, respectively. Total unrecognized compensation expense related to employee stock options was $10.8 million as of September 30, 2023.
No expense for employee performance-based options was recognized during the three and nine months ended September 30, 2023. The Company recognized total expense of $94,000 for employee performance-based options during the three and nine months ended September 30, 2022.
The Company’s stock-based compensation expense was recognized in operating expenses as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Research and development	$345,292	$487,368	$4,060,725	$1,270,244
General and administrative	1,285,736	1,294,675	1,435,469	3,556,828
Total	$1,631,028	$1,782,043	$5,496,194	$4,827,072

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Stock options	$1,617,244	$1,761,356	$5,453,810	$4,765,190
Employee Stock Purchase Plan	13,784	20,687	42,384	61,882
Total	$1,631,028	$1,782,043	$5,496,194	$4,827,072
The fair value of employee options granted during the three and nine months ended September 30, 2023 and 2022 was estimated utilizing the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	Weighted Average	Weighted Average	Weighted Average	Weighted Average
Volatility	83.16%	86.90%	84.56%	87.17%
Expected term in years	6.08	6.08	6.07	6.07
Dividend rate	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	4.19%	2.90%	3.97%	2.20%
Fair value of option on grant date	$2.61	$1.61	$1.92	$2.13

The fair value of non-employee options granted during the three and nine months ended September 30, 2023 and 2022 was estimated utilizing the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	Weighted Average	Weighted Average	Weighted Average	Weighted Average
Volatility	—%	—%	83.73%	—%
Expected term in years	0.00	0.00	5.32	0.00
Dividend rate	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	—%	—%	3.86%	—%
Fair value of option on grant date	$—	$—	$2.21	$—
The following table summarizes the number of options outstanding and the weighted average exercise price:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding December 31, 2022	12,961,238	$4.13	7.42	$62,158
Granted	3,004,500	2.62	9.44
Exercised	(134,905)	2.74
Forfeited or expired	(665,956)	3.52
Options outstanding September 30, 2023	15,164,877	$3.86	7.14	$11,557,144
Vested and exercisable at September 30, 2023	9,080,083	$4.54	6.11	$5,268,442
At September 30, 2023 there was approximately $11.2 million of unrecognized stock–based compensation expense related to employee and nonemployee grants, which is expected to be recognized over a remaining average vesting period of 2.32 years.
NOTE 9 – INCOME TAXES
The Company’s interim income tax provision consists of U.S. federal and state income taxes based on the estimated annual effective tax rate that the Company expects for the full year together with the tax effect of discrete items. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of September 30, 2023, the Company was in a pre-tax loss position, and is anticipated to remain so throughout the year.
For the nine months ended September 30, 2023, the Company did not record any tax benefit or expense.
In assessing the realizability of deferred tax assets, management evaluates whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. Management assesses all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, prior earnings history, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Significant weight is given to positive and negative evidence that is objectively verifiable. Based on these factors, including cumulative losses in recent years, the Company continues to maintain a full valuation allowance against its net deferred tax assets as of September 30, 2023.

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
Gensaic Collaboration and Option Agreement

In August 2022, the Company entered into a collaboration and option agreement (“Collaboration Agreement”) with Gensaic. The Collaboration Agreement involves the research and development of phage-derived particle (“PDP”) products on Gensaic’s proprietary platform for certain central nervous system rare disorder targets.
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
The Company shall reimburse Gensaic for Gensaic’s research costs related to the specific research plan for PDP products identified; the research plan and budget shall be mutually agreed upon by the parties and shall not exceed $3.0 million in any research year. The Company will record these reimbursement payments as research and development costs in the period the research costs are incurred. In May 2023, the Company identified a lead PDP candidate for further research and provided $3.5 million to Gensaic to support the approved research plan and budget. The amount is expensed as the research and development occurs with the remaining amount included in prepaid expenses and other current assets in the condensed consolidated balance sheets.
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
As of September 30, 2023, none of these contingent payments were considered probable.
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
Under the RLT Agreement, all rights in soticlestat are owned by Takeda or exclusively licensed to Takeda by the Company. Takeda assumed all responsibility for, and costs of, both development and commercialization of soticlestat, and the Company no longer has any financial obligation to Takeda under the original collaboration agreement, including milestone payments or any future development and commercialization costs. On March 29, 2021 upon the closing of the RLT Agreement, the Company received an upfront payment of $196.0 million and, if soticlestat is successfully developed, will be eligible to receive up to an additional $660.0 million upon Takeda achieving developmental, regulatory and sales milestones. In addition, the Company will be entitled to receive tiered royalties beginning in the low double-digits, and up to 20% on sales of soticlestat if regulatory approval is achieved. Royalties will be payable on a country-by-country and product-by-product basis for any indications that soticlestat is approved for and sold during the period beginning on the date of the first commercial sale of such product in such country and ending on the later to occur of the expiration of patent rights covering the product in such country and a specified anniversary of such first commercial sale.
During the nine months ended September 30, 2023, no expense was recognized pursuant to the RLT Agreement.
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
No revenue was recognized relating to this agreement during the nine months ended September 30, 2023. During the nine months ended September 30, 2022, the Company recorded revenue of $0.5 million associated with the Healx License and Option Agreement.
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

The Company had unrealized gains on the Marinus common stock of $0.1 million and unrealized losses of $0.1 million for the nine months ended September 30, 2023 and 2022, respectively, which were recorded as unrealized gains (losses) on equity securities and are reflected in other income (expense), net in the condensed consolidated statements of operations.
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

The following table summarizes the calculation of basic and diluted net loss per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(11,252,386)	$(11,967,771)	$(37,016,925)	$(42,664,240)
Net loss attributable to participating securities	—	—	—	—
Net loss attributable to common stockholders	$(11,252,386)	$(11,967,771)	$(37,016,925)	$(42,664,240)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss attributable to common stockholders	$(11,252,386)	$(11,967,771)	$(37,016,925)	$(42,664,240)
Weighted average common shares outstanding used in computing net loss per share - basic	70,618,609	70,430,554	70,544,536	70,408,657
Weighted average common shares outstanding used in computing loss per share - diluted	70,618,609	70,430,554	70,544,536	70,408,657
Net loss per share, basic	$(0.16)	$(0.17)	$(0.52)	$(0.61)
Net loss per share, diluted	$(0.16)	$(0.17)	$(0.52)	$(0.61)
The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options to purchase common stock	15,164,877	13,013,259	15,164,877	13,013,259
Common stock issuable upon conversion of Series A convertible preferred stock	1,250,000	1,250,000	1,250,000	1,250,000
NOTE 14 – SUBSEQUENT EVENT
On October 17, 2023, the Company entered into a purchase and sale agreement (the “Ligand Agreement”) with Ligand Pharmaceuticals Incorporated (“Ligand”) for the sale to Ligand of a 13% interest in the potential royalties and milestone payments owed to the Company under the RLT Agreement related to the potential approval and commercialization of soticlestat. Under the Ligand Agreement, Ligand paid the Company $30 million, less $100,000 of reimbursable expenses. The Company retains an 87% interest in such potential royalty and milestone payments. The Company expects to account for the transaction in accordance with ASC 470.

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
Overview
We are a biopharmaceutical company committed to developing medicines that transform the lives of people with epilepsies and seizure-related disorders in a manner that is scientifically driven and patient focused. We have set out to be a leader in the field of rare epilepsies and intractable neurological diseases with seizure symptoms. Our differentiated pipeline of potential small molecule medicines has produced four unique anti-seizure programs to date, three of which we are actively developing, and the fourth, which we co-developed, was subsequently repurchased by Takeda Company Limited (“Takeda”). This pipeline was curated using an integrated and disciplined approach to business development, research, and clinical development. All of the programs in our pipeline act upon either extrinsic or intrinsic factors modulating neuronal hyperexcitability, which we believe underlies seizures and other neurological conditions. Our management team has substantial understanding of rare disease and neurological conditions gained from the management team's collective experience and contributions to the development and launch of more than 25 approved medicines in their respective careers prior to joining Ovid. Such experience includes many approved anti-seizure medicines. Our knowledge of the underlying biologic targets driving hyperexcitability and the pathology of refractory epilepsies has produced clinical-stage development programs, the most advanced of which was soticlestat, which was repurchased by Takeda in 2021 and is being actively studied by Takeda in two pivotal Phase 3 trials in Lennox-Gastaut syndrome and Dravet syndrome. Two of our three programs are in clinical trials. We expect to submit an investigational new drug (IND) application to begin clinical trials for the third program in the second half of 2024.
Over time, we have built a replicable and scalable approach to develop small molecule candidates, which begins with conducting animal disease models and toxicology studies in the pre-clinic to build evidence and confidence before moving into the clinic. Initially, we are pursuing therapeutic assets for rare epilepsies and seizure disorders as they can leverage cost-efficient and accelerated development programs and they can be evaluated with concrete and measurable endpoints such as seizures and electroencephalogram (EEG) readings. In addition to seizures, if successfully developed and marketed, we intend to explore our pipeline assets for broader neurologic indications caused by neuronal hyperexcitabilty, as applicable. Our cohesive focus in rare epilepsies and seizures reinforces our belief that we can develop and produce multiple novel medicines, scale our infrastructure, and thereby succeed in our mission.

Since our inception in April 2014, we have devoted substantially all of our efforts to organizing and planning our business, building our management and technical team, acquiring operating assets and raising capital. We have historically funded our business primarily through the sale of our capital stock. Through September 30, 2023, we have raised net proceeds of $275.4 million from the sale of our convertible preferred stock and our common stock, which excludes the $30 million received from Ligand Pharmaceuticals Incorporated (“Ligand”) pursuant to the purchase and sale agreement (the “Ligand Agreement”) for the sale to Ligand of certain royalty, regulatory and commercial milestone payments that we are eligible to receive under the royalty, license and termination agreement (“RLT Agreement”) with Takeda. We have also, in previous periods, generated revenue through license and collaboration agreements. As of September 30, 2023, we had $87.1 million in cash, cash equivalents and marketable securities. As of September 30, 2023, we had an accumulated deficit of $262.5 million.
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
The following chart sets forth the status and mechanism of action of our drug candidates:
In connection with Takeda's second quarter earnings announcement in October 2023, Takeda reiterated the anticipated timeline for regulatory filing of the two pivotal Phase 3 trials evaluating soticlestat for Lennox-Gastaut and Dravet syndromes are expected in Takeda’s 2024 fiscal year. Under the RLT Agreement with Takeda, if soticlestat is successfully approved and commercialized, Ovid is eligible to receive up to $660 million in regulatory and commercial milestones and tiered royalties up to 20% on all indications and regions. In October 2023, we entered into the Ligand Agreement for the sale to Ligand of a 13% interest in the potential milestone and royalty payments that we are eligible to receive under the RLT Agreement. Under the Ligand Agreement, Ligand paid the Company $30 million, less $100,000 of reimbursable expenses. We retain ownership of 87% of such potential milestone and royalty payments.
In May 2023, we in-licensed OV888 (formerly GV101) and a library of highly-selective Rho-associated coiled-coil containing protein kinase 2 (ROCK2) inhibitors from Graviton Biosciences and entered into a research and collaboration agreement with Graviton Biosciences. Under the collaboration, Graviton is responsible for developing the lead program through Phase 2 development and we will then assume responsibility for Phase 3 development and commercialization. The lead program from this collaboration, OV888, is in a Phase 1 multiple ascending dose study. OV888 is formulated as a hard gel cap, which we expect to be the future clinical formulation. That Phase 1 study is anticipated to be completed in the first half of 2024. Ovid and Graviton intend to initiate a signal-finding trial in people living with cerebral cavernous malformations in the second half of 2024. No serious adverse events have been observed in the Phase 1 study thus far.
In December 2022, we initiated a Phase 1 study for OV329, a next-generation GABA-aminotransferase inhibitor, in healthy volunteers. That study is continuing to dose-escalate in the single-ascending dose cohorts and anticipates initiating a multiple-ascending dose study. No serious adverse events have been observed in the Phase 1 study thus far. At our R&D Day on October 2, 2023, we shared preclinical data demonstrating OV329 elicits an EEG response which is a pharmacodynamic marker of anti-convulsant activity. We subsequently guided that we will be adding a transcranial magnetic stimulation to the Phase 1 study to serve as a second biomarker for efficacy in addition to measuring target engagement via magnetic resonance spectroscopy. The current Phase 1 is expected to be completed in the second half of 2024. Additionally, we announced plans to develop an IV formulation of OV329 for potential use in acute seizures based upon emerging evidence that GABA-AT inhibition may be effective in the treatment of status epilepticus. An IND application for the IV formulation is expected in the second half of 2024.
We are also developing a portfolio of direct activators of the potassium chloride co-transporter 2 (KCC2) for the potential treatment of seizures and other neurological indications, including OV350. We are conducting multiple non-clinical studies to characterize the therapeutic potential of direct activation of the KCC2 from our library of compounds, which is a biological target implicated in many neurological conditions including seizures. An IV formulation of OV350 is progressing toward an anticipated IND for an anti-convulsant indication in the second half of 2024. In October 2023, we also presented at our R&D Day animal studies that validate OV350’s potential anti-psychotic properties. We believe non-epilepsy indications may represent future development collaboration opportunities for the Company.
Significant Risks and Uncertainties
The global economic slowdown, the overall disruption of global healthcare systems and other risks and uncertainties associated with bank failures, public health crises and global geopolitical tensions, like the ongoing war between Russia and Ukraine and the war in Israel, may have a material adverse effect on our business, financial condition, results of operations and growth prospects. The resulting high inflation rates may materially affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of our clinical trial materials and supplies, interest rates and overhead costs may adversely affect our operating results. Rising interest rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Furthermore, economic conditions have produced downward pressure on share prices. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates remain high or begin to rise again) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, global geopolitical tensions as a result of the ongoing war between Russia and Ukraine and the war in Israel, worsening global macroeconomic conditions and employee availability and wage increases, which may result in additional stress on our working capital resources.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2023 and 2022
The following table summarizes the results of our operations for the periods indicated:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Change $
	(in thousands)
Revenue:
License and other revenue	$109	$11	$98
Total revenue	109	11	98
Operating expenses:
Research and development	5,333	5,183	150
General and administrative	6,805	7,632	(827)
Total operating expenses	12,138	12,815	(677)
Loss from operations	(12,029)	(12,804)	775
Other income (expense), net	776	836	(60)
Loss before provision for income taxes	(11,253)	(11,968)	715
Provision for income taxes	—	—	—
Net loss	$(11,253)	$(11,968)	$715
Revenue
Royalty revenue of $108,972 was generated in the three months ended September 30, 2023, compared to revenue of $11,102 recognized in the three months ended September 30, 2022.
Research and Development Expenses

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Change $
	(in thousands)
Preclinical and development expenses	$2,140	$2,164	$(24)
Payroll and payroll-related expenses	2,297	2,208	89
Other expenses	895	812	83
Total research and development	$5,333	$5,183	$149
During the three months ended September 30, 2023 and 2022, total research and development expenses were $5.3 million compared to $5.2 million for the same period in 2022.

General and Administrative Expenses

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Change $
	(in thousands)
Payroll and payroll-related expenses	$3,567	$3,973	$(406)
Legal and professional fees	1,908	1,484	424
General office expenses	1,330	2,175	(844)
Total general and administrative	$6,805	$7,632	$(826)
General and administrative expenses were $6.8 million and $7.6 million for the three months ended September 30, 2023 and 2022, respectively. The $0.8 million decrease between the periods was primarily due to a reduction in force in general and administrative roles completed in the second quarter of 2023, partially offset by increased legal and professional fees relating to projects during the same period in 2022. General office expenses decreased as a result of cost-reduction initiatives during the period.
Other Income (Expense), net
Other income (expense), net for the three months ended September 30, 2023 and 2022 includes unrealized gain (loss) on long-term equity investments and interest earned and accretion of discount on marketable securities. Other income (expense), net for the three months ended September 30, 2023 and 2022 was $0.8 million.
Comparison of the Nine Months Ended September 30, 2023 and 2022
The following table summarizes the results of our operations for the periods indicated:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	Change $
	(in thousands)
Revenue:
License and other revenue	$250	$1,456	$(1,206)
Total revenue	250	1,456	(1,206)
Operating expenses:
Research and development	17,946	19,062	(1,116)
General and administrative	23,397	25,770	(2,373)
Total operating expenses	41,343	44,832	(3,489)
Loss from operations	(41,093)	(43,375)	2,282
Other income (expense), net	4,076	711	3,365
Loss before provision for income taxes	(37,017)	(42,664)	5,648
Provision for income taxes	—	—	—
Net loss	$(37,017)	$(42,664)	$5,648
Revenue
Royalty revenue of $250,132 was generated in the nine months ended September 30, 2023, compared to revenue of $1.5 million recognized in the same period in 2022 relating to licensing agreements.

Research and Development Expenses

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	Change $
	(in thousands)
Preclinical and development expenses	$7,754	$6,947	$807
Payroll and payroll-related expenses	7,698	9,473	(1,775)
Other expenses	2,493	2,642	(149)
Total research and development	$17,946	$19,062	$(1,116)
During the nine months ended September 30, 2023, total research and development expenses were $17.9 million compared to $19.1 million for the same period in 2022. The decrease of $1.1 million was primarily due to a $1.8 million reduction in payroll and payroll-related expenses following an organizational restructuring in 2022, offset by $0.8 million increase in preclinical and development expenses, primarily related to OV329 Phase 1 trial.
General and Administrative Expenses

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	Change $
	(in thousands)
Payroll and payroll-related expenses	$13,343	$12,511	$832
Legal and professional fees	5,404	7,478	(2,074)
General office expenses	4,650	5,780	(1,130)
Total general and administrative	$23,397	$25,770	$(2,372)
General and administrative expenses were $23.4 million for the nine months ended September 30, 2023 compared to $25.8 million for the same period in 2022. The decrease of $2.4 million was primarily due to a reduction in legal and professional fees of $2.2 million and a decrease in general office expenses of $1.1 million, partially offset by an increase in payroll and payroll-related expenses of $0.8 million. Severance costs of $1.6 million were recognized during the nine months ended September 30, 2023 compared to $0.7 million for the same period in 2022.
Other Income (Expense), net
Other income (expense), net for the nine months ended September 30, 2023 results from unrealized gain (loss) on long-term equity investments and interest earned and accretion of discount on marketable securities. Other income, net for the nine months ended September 30, 2023 was $4.1 million compared to $0.7 million for the same period in 2022. The increase of $3.4 million is primarily due to interest and accretion on investments in marketable securities on such investments that began in the second half of 2022.
Liquidity and Capital Resources
Overview
As of September 30, 2023, we had total cash, cash equivalents and marketable securities of $87.1 million, which does not include the $29.9 million received from Ligand in October 2023 pursuant to the Ligand Agreement. We believe that our cash, cash equivalents and marketable securities as of September 30, 2023 will fund our projected operating expenses and capital expenditure requirements for at least 12 months from the issuance of this Quarterly Report on Form 10-Q.
Similar to other development-stage biotechnology companies, we have generated limited revenue, which has been through various license and collaboration agreements. With the exception of the three months ended March 31, 2021, when we received a one-time upfront payment of $196.0 million as part of the RLT Agreement, we have incurred losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses and experience negative operating cash flows for at least the next several years. We recorded net losses of approximately $11.3 million and $12.0 million for the three months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $262.5 million and working capital of $83.0 million, which does not include the $29.9 million received from Ligand in October 2023 pursuant to the Ligand Agreement.

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
As of September 30, 2023, we had no long-term debt and no material non-cancelable purchase commitments with service providers, as we have generally contracted on a cancellable, purchase order basis. We cannot estimate whether we will receive or the timing of any potential contingent payments upon the achievement by us of clinical, regulatory and commercial events, as applicable. In addition, we cannot estimate the timing of any potential royalty payments that we may be required to make under license agreements we have entered into with various entities pursuant to which we have in-licensed certain intellectual property as contractual obligations or commitments, including agreements with AstraZeneca and Northwestern. Pursuant to these license agreements, we have agreed to make milestone payments up to an aggregate of $279.3 million upon the achievement of certain development, regulatory and sales milestones. We excluded these contingent payments from the condensed consolidated financial statements, given that the timing, probability, and amount, if any, of such payments cannot be reasonably estimated at this time.
In September 2021, we entered into a 10-year lease agreement for our corporate headquarters with a term commencing March 10, 2022, for approximately 19,000 square feet of office space at Hudson Commons in New York, New York. The lease provides for monthly rental payments over the lease term. The base rent under the lease is currently $2.3 million per year. Rent payments commenced January 10, 2023, and will continue for 10 years following the rent commencement date. We issued a letter of credit in the amount of $1.9 million in association with the execution of the lease agreement, which is reflected as restricted cash on our condensed consolidated balance sheets. Payment obligations under the lease agreement include approximately $1.9 million in the 12 months subsequent to September 30, 2023 and approximately $22.5 million over the remaining term of the agreement. For additional information see Note 5 to our condensed consolidated financial statements under the heading “Leases.”
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
At-the-Market Offering Program
In November 2020, we filed a shelf registration statement on Form S-3 (Registration No. 333-250054) that allows us to sell up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities and/or warrants (“S-3 Registration Statement”), which includes a prospectus covering the issuance and sale of up to $75.0 million of common stock pursuant to an at-the-market (“ATM”) offering program. As of September 30, 2023, we had up to $250.0 million available under our S-3 Registration Statement, including up to $75.0 million available pursuant to our ATM offering program.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(33,907)	$(46,051)
Investing activities	45,974	(83,714)
Financing activities	502	224
Net increase (decrease) in cash, cash equivalents, and restricted cash	$12,568	$(129,541)
Net Cash Used In Operating Activities
Net cash used in operating activities was $33.9 million for the nine months ended September 30, 2023, which primarily consisted of a net loss of $37.0 million offset by non-cash charges, primarily related to $5.5 million of stock-based compensation expense. Net cash used in operating activities was $46.1 million for the nine months ended September 30, 2022, which consisted of net loss of $42.7 million offset by a net of $4.8 million in stock-based compensation expense and decreases in accounts payable and accrued expenses of $8.1 million.
Net Cash Provided By (Used In) Investing Activities
Net cash provided by investing activities was $46.0 million for the nine months ended September 30, 2023, which was primarily due to sales of and maturity of marketable securities during the period. Net cash used in investing activities was $83.7 million for the nine months ended September 30, 2022, which was primarily due to purchases of marketable securities.
Net Cash Provided By Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2023 and 2022 resulted from proceeds from the exercise of stock options under the 2017 equity incentive plan and purchases of shares under the 2017 employee stock purchase plan.
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
During the three and nine months ended September 30, 2023, there were no material changes to our critical accounting policies as reported for the year ended December 31, 2022 as part of our Annual Report on Form 10-K, which was filed with the SEC on March 13, 2023. In addition, see Note 2 of our Condensed Consolidated Financial Statements under the heading “Recent Accounting Pronouncements” for new accounting pronouncements or changes to the accounting pronouncements during the three and nine months ended September 30, 2023.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The primary objectives of our investment activities are to ensure liquidity and to preserve capital. As of September 30, 2023, we had cash, cash equivalents and marketable securities totaling $87.1 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in institutional market funds that are comprised of U.S. Treasury and U.S. Treasury-backed repurchase agreements as well as treasury notes and high quality short-term corporate bonds. We maintain our cash, cash equivalents and marketable securities with domestic financial institutions of high credit quality.
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
As of September 30, 2023, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recent quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•We are early in our development efforts of our current drug candidates and all our drug candidates are in Phase 1 clinical trials or preclinical development. If we are unable to successfully develop, receive regulatory approval for and commercialize our drug candidates, or successfully develop any other drug candidates, or experience significant delays in doing so, our business will be harmed.
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
We have historically incurred significant operating losses with the exception of net income we reported in 2021 primarily due to a one-time, upfront payment of $196.0 million received pursuant to the RLT Agreement with Takeda. As of September 30, 2023, we had an accumulated deficit of $262.5 million. We expect to incur substantial operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our drug candidates, as well as hiring employees and building our infrastructure.
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
As of September 30, 2023, our cash, cash equivalents and marketable securities were $87.1 million, and we had an accumulated deficit of $262.5 million, which does not include the $29.9 million received from Ligand pursuant to the Ligand Agreement for the sale to Ligand of certain royalty, regulatory and commercial milestone payments that we are eligible to receive under the RLT Agreement with Takeda. We believe that our cash, cash equivalents and marketable securities will fund our current operating plans through at least 12 months from the filing of this Quarterly Report on Form 10-Q. However, our operating plans may change because of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.
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
While the long-term economic impacts associated with public health crises and global geopolitical tensions, like the ongoing war between Russia and Ukraine and war in Israel, are difficult to assess or predict, each of these events has caused significant disruptions to the global financial markets and contributed to a general global economic slowdown. Furthermore, inflation rates have increased recently to levels not seen in decades. Increased inflation may result in increased operating costs (including labor costs) and may affect our operating budgets. In response to concerns about inflation, the U.S. Federal Reserve has raised, and is expected to further raise, interest rates. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. If the disruptions and slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our financial condition and our ability to pursue our business strategy.
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
For the three months ended September 30, 2023, we recorded no U.S. federal or state income tax provision, based on a pre-tax loss of approximately $11.3 million. As of September 30, 2023, we had available approximately $143.4 million of unused NOL carryforwards for federal income tax purposes, $13.0 million of unused NOL carryforwards for Massachusetts income tax purposes, $164.1 million of unused NOL carryforwards for New York income tax purposes, and $163.9 million of unused NOL carryforwards for New York City income tax purposes, that may be applied against future taxable income. All of our NOL carryforwards are significantly limited such that even if we achieve profitability in future periods, we may not be able to utilize a material portion of our NOL carryforwards and certain other tax attributes, which could have a material adverse effect on our cash flow and results of operations.
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
•changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; or
•business interruptions resulting from global geopolitical tensions, including the ongoing war between Russia and Ukraine and war in Israel, any other war or the perception that hostilities may be imminent, including, terrorism, natural disasters or public health crises.
Further, clinical endpoints for certain diseases we are targeting have not been established, and accordingly, we may have to develop new modalities or modify existing endpoints to measure efficacy, which may increase the time it takes for us to commence or complete clinical trials. In addition, we believe investigators in this area may be inexperienced in conducting trials in this area due to the current lack of drugs to treat these disorders, which may result in increased time and expense to train investigators and open clinical sites.
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
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geopolitical tensions, including the ongoing war between Russia and Ukraine and the war in Israel, any other war or the perception that hostilities may be imminent, terrorism, natural disasters or public health crises.
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
In March 2021, we entered into the RLT Agreement, pursuant to which Takeda secured rights to our 50% global share in soticlestat, which we had originally licensed from Takeda, and we granted to Takeda an exclusive worldwide license under our relevant intellectual property rights to develop and commercialize the investigational medicine soticlestat for the treatment of developmental and epileptic encephalopathies, including Dravet syndrome and Lennox-Gastaut syndrome. All rights in soticlestat are now owned by Takeda or exclusively licensed to Takeda by us. Following the closing date of the RLT Agreement, Takeda assumed all responsibility for, and costs of, both development and commercialization of soticlestat, and we will no longer have any financial obligation to Takeda under the original collaboration agreement, including for milestone payments or any future development and commercialization costs. Pursuant to the RLT Agreement, if soticlestat is successfully developed, we will be eligible to receive up to an additional $660.0 million upon Takeda achieving specified regulatory and commercial milestones. In addition, if soticlestat achieves regulatory approval, we will be entitled to receive tiered royalties at percentages ranging from the low double-digits, up to 20% on net sales of soticlestat. Royalties will be payable on a country-by-country and product-by-product basis during the period beginning on the date of the first commercial sale of such product in such country and ending on the later to occur of the expiration of patent rights covering the product in such country and a specified anniversary of such first commercial sale. Pursuant to the Ligand Agreement, Ligand will receive a 13% portion of the royalties and milestones owed to us pursuant to the RLT Agreement.
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
We do not currently have the ability to independently conduct any preclinical studies or clinical trials. We intend to rely on collaboration partners, CROs, consultants and clinical trial sites to ensure the proper and timely conduct of our preclinical studies and clinical trials, and we expect to have limited influence over their actual performance. We intend to rely upon collaboration partners, CROs and consultants to monitor and manage data for our clinical programs, as well as the execution of future preclinical studies. We expect to control only certain aspects of our collaboration partner's, CROs’ and consultant's activities. Nevertheless, we will be responsible for ensuring that each of our preclinical studies or clinical trials are conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the collaboration partner's, CROs and consultants does not relieve us of our regulatory responsibilities.
We and our collaboration partners, CROs and consultants will be required to comply with good laboratory practices (“GLPs”) and GCPs, which are regulations and guidelines enforced by the FDA and are also required by the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities in the form of International Council for Harmonization guidelines for any of our drug candidates that are in preclinical and clinical development. The regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. Although we will rely on collaboration partners, CROs and consultants to conduct GCP-compliant clinical trials, we remain responsible for ensuring that each of our GLP preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations, and our reliance on the collaboration partners, CROs and consultants does not relieve us of our regulatory responsibilities. If we or our collaboration partners, CROs and consultants fail to comply with GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Accordingly, if our collaboration partners, CROs and consultants fail to comply with these regulations or fail to recruit a sufficient number of subjects, we may be required to repeat clinical trials, which would delay the regulatory approval process.
While we will have agreements governing their activities, our collaboration partners, CROs and consultants will not be our employees, and we will not control whether or not they devote sufficient time and resources to our future clinical and preclinical programs. These collaboration partners, CROs and consultants may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials, or other drug development activities which could harm our business. We face the risk of potential unauthorized disclosure or misappropriation of our intellectual property by collaboration partners, CROs and consultants , which may reduce our trade secret protection and allow our potential competitors to access and exploit our proprietary technology. If our collaboration partners, CROs and consultants do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize any drug candidate that we develop. As a result, our financial results and the commercial prospects for any drug candidate that we develop would be harmed, our costs could increase, and our ability to generate revenue could be delayed.
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
If our relationship with these collaboration partners, CROs and consultants terminates, we may not be able to enter into arrangements with alternative CROs or do so on commercially reasonable terms. Switching or adding additional collaboration partners, CROs and consultants involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new collaboration partner, CRO or consultants commences work. As a result, delays occur, which can negatively impact our ability to meet our desired clinical development timelines. Though we intend to carefully manage our relationships with our collaboration partners, CROs and consultants , there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a negative impact on our business, financial condition and prospects.
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
As of September 30, 2023, we had 39 full-time employees. As our development and commercialization plans and strategies for our current pipeline of product candidates develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day operations and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational inefficiencies, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future drug candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance, our ability to commercialize drug candidates, develop a scalable infrastructure and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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
The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. Global geopolitical tensions have created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive.

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
In November 2020, we filed a shelf registration statement on Form S-3 (Registration No. 333-250054) that allows us to sell up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities and/or warrants (the “S-3 Registration Statement”), which includes a prospectus covering the issuance and sale of up to $75.0 million of common stock pursuant to an at-the-market (“ATM”) offering program. As of September 30, 2023, we had $250.0 million available under our S-3 Registration Statement, including $75.0 million available pursuant to our ATM program. Debt and equity financings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as redeeming our shares, making investments, issuing additional equity, incurring additional debt, making capital expenditures, declaring dividends or placing limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could negatively impact our ability to conduct our business. If we raise additional capital through future collaborations, strategic alliances or third-party licensing arrangements, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. Any of these events could significantly harm our business, financial condition and prospects.
You will be diluted by any conversions of outstanding Series A convertible preferred stock and exercises of outstanding options.
As of September 30, 2023, we had outstanding options to purchase an aggregate of 15,164,877 shares of our common stock at a weighted average exercise price of $3.86 per share and 1,250,000 shares of common stock issuable upon conversion of outstanding Series A convertible preferred stock for no additional consideration. Such Series A convertible preferred stock is convertible any time at the option of the holder thereof subject to the beneficial ownership limitations described in Note 7 to the financial statements contained in this Quarterly Report on Form 10-Q. The exercise of such options and conversion of the Series A convertible preferred stock for shares of our common stock will result in further dilution of your investment and could negatively affect the market price of our common stock. In addition, you may experience further dilution if we issue common stock, or securities convertible into common stock, in the future. As a result of this dilution, you may receive significantly less than the full purchase price you paid for the shares in the event of liquidation.
Concentration of ownership of our common stock among our executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.
Based upon our shares of our common stock outstanding as of September 30, 2023, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 50% of our outstanding common stock.
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

OVID THERAPEUTICS INC.

Date: November 3, 2023	By:	/s/ Jeremy M. Levin
Jeremy M. Levin
Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2023	By:	/s/ Jeffrey Rona
Jeffrey Rona
Chief Business and Financial Officer (Principal Financial and Accounting Officer)