Form 10-K
period 2023-12-31
Ovid Therapeutics Inc.
filed 2024-03-08
CIK 1636651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
As of June 30, 2023, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $191.1 million based on the closing price of the registrant’s common stock on June 30, 2023. The calculation excludes shares of the registrant’s common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant. This determination of affiliate status is not a determination for other purposes.
As of March 5, 2024, there were 70,709,857 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•our estimates regarding expenses, future revenue, including any royalty or milestone payments, capital requirements and needs for additional financing;
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
In this Annual Report on Form 10-K, unless otherwise stated or as the context otherwise requires, references to “Ovid,” “the Company,” “we,” “us,” “our” and similar references refer to Ovid Therapeutics Inc. and its wholly owned subsidiary. This Annual Report on Form 10-K also contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I
Item 1. BUSINESS
Overview
Ovid is a biopharmaceutical company that is dedicated to meaningfully improving the lives of people affected by certain epilepsies and brain conditions with seizure symptoms. We believe that addressing these disorders represents a substantial scientific, medical and commercial opportunity. Over the last decade, scientific understanding of the underlying biology of neuronal hyperexcitability and the related pathophysiology of epilepsy and many neurological disorders has improved. This understanding of disease, coupled with advances in preclinical research tools, is improving the predictive potential of translational research, and thereby, may increase the probability of successful clinical development of anti-seizure medicines (“ASMs”). Emerging science also indicates that addressing the underlying causes of hyperexcitability may have therapeutic applications in broad neurological disease well beyond epilepsy.
The large global epilepsy market opportunity reflects significant unmet medical need and economic potential. Epilepsy therapeutics today represent an approximately $8 billion market globally. Evidence supporting the opportunity includes the number of recent acquisitions of epilepsy assets and companies, several of which have been acquired for values greater than $1.0 billion. The unmet need of people affected by seizures remains significant. Approximately three million Americans live with epilepsies today and approximately 50 million people suffer from epilepsy worldwide.
We have proven capabilities and expertise in the successful clinical development of ASMs. We have applied our knowledge to build a differentiated pipeline of medicines with potential first-in-class or best-in-class drug mechanisms of action (“MoA”) to treat epilepsies and brain disorders with seizure symptoms. Our pipeline has produced three programs with potential first-in-class MoAs, and one program with a potential best-in-class MoA. Currently, three of these programs are in clinical trials in humans. The fourth is in preclinical studies and is anticipated to advance into human safety studies in 2024. An overview of these programs includes:
•Soticlestat, a novel cholesterol 24 hydroxylase (“CH24”) inhibitor, which is currently being evaluated in two pivotal Phase 3 trials for Dravet syndrome and Lennox-Gastaut syndrome by Takeda Company Limited (“Takeda”). Takeda purchased our rights to soticlestat, and is conducting the pivotal trials. We maintain a significant financial interest in the potential approval and commercialization of soticlestat via potential regulatory and commercial milestones of up to $660.0 million and net sales-based royalty payments from low double digits up to 20%. We sold a 13% stake in the royalty, regulatory and commercial milestone payments that we are eligible to receive from Takeda to Ligand Pharmaceuticals Incorporated for $30.0 million.
•OV888 (GV101), a highly selective inhibitor of rho associated coiled-coil containing protein kinase 2 (“ROCK2”), which is being developed as a potential first-in-class medicine to treat cerebral cavernous malformations (“CCM”), of which seizures are among common symptoms. OV888 (GV101) is completing a Phase 1 double-blind, multiple-ascending dose trial and is expected to initiate its Phase 2 program in 2024. A higher dose cohort has been added to the Phase 1 trial and no serious adverse events have been observed.
•OV329, a highly potent next-generation GABA-aminotransferase inhibitor (“GABA-AT”), that is thought to potentially deliver preferable seizure reduction and dosing relative to prior medicines in the class. An oral formulation of OV329 is currently being evaluated in a Phase 1 study that uses biomarkers for efficacy and target engagement. An intravenous formulation of OV329 is also in development for acute seizures and is expected to enter human safety studies in 2025.
•OV350, a potential first-in-class direct activator of the central nervous system (“CNS”), specific K-Cl co-transporter (“KCC2”) and is the most advanced of a unique portfolio of drugs leads which are direct KCC2 activator compounds. Oral and intravenous (“IV”) formulations of several of these compounds have been prepared and have demonstrated activity in multiple preclinical disease models. We expect to file the first investigational new drug application (“IND”) from this portfolio in 2024. We believe this portfolio has the potential to deliver multiple INDs over the years to come.
Collectively, these development programs are anticipated to create a range of value-creating milestones in the near- and mid-term for investors.

The Opportunity: Epilepsies and Neurological Disorders
Although it is one of the earliest known maladies documented by humanity four millennia ago, epilepsy remains a common, and often intractable, medical diagnosis. Approximately 50 million people globally experience epilepsy, including an estimated three million adults living with epilepsy in the United States.
While modern drug discovery efforts have produced more than 30 ASMs over the last 100 years, a substantial number of epilepsy patients continue to experience breakthrough seizures that can cause enduring damage to the brain. Individuals who suffer from rare forms of refractory epilepsies may experience persistent seizure rates ranging from 50 - 90%. The seizures they suffer can have a devastating impact both upon patients and their families, by triggering permanent motor, cognitive and developmental delays, as well as epileptogenesis, which is a cascade of seizures begetting more seizures. Some patients with developmental epileptic encephalopathies experience even greater rates of refractory seizures that are resistant to drug therapy.
With an estimated 70% of epilepsy diagnoses occurring in people less than 20 years of age, the need to treat seizures early and effectively is critical to mitigate worsening and permanent later-life disabilities. In the search for seizure control, approximately half of patients take a polypharmacy regimen of five or more ASMs, requiring careful management of drug side effects and interactions. The large population of patients requiring multiple drug therapies to control seizures, and persistent rates of breakthrough seizures, signal the urgent need for effective new medicines. For these patients, new mechanisms of action that demonstrate improved efficacy, safety and tolerability profiles are optimal, as they may be more easily incorporated into existing treatment regimens without the fear of drug-to-drug interactions (“DDIs”).
Scientific progress, including the availability of genetic testing, improved radiographic scanning tools, and more accurate means of measuring non-seizure symptoms are illuminating the underpinning seizure disorders. The great unmet medical need and scientific advancements have set the stage for a potential era of neurotherapeutics, which we believe will be led by ASMs.
The Ovid Strategy
The science underlying the discovery and development of new drugs for the brain has changed fundamentally over the last decade. We believe that major developments in the understanding of the biology of these diseases means that key areas of unmet need, including many epilepsies and seizure disorders, are now addressable and offer significant medical potential. Our team has proven expertise in understanding MoAs that underlie seizures and shaping potential therapies to treat rare epilepsies and disorders with seizures. Specifically, we have built a pipeline focused on treating the extrinsic or intrinsic causes of neuronal hyperexcitability. This know-how affords us an ability to build Ovid in a manner focused on delivering successive, novel medicines for epilepsies and seizure-related neurological conditions.
Our strategy is to create sustainable, long-term value by advancing an exciting and differentiated pipeline of small molecules that culminates in a fully integrated neurotherapeutics company with multiple commercial medicines and clinical stage programs. Over time, we intend to seek to expand our current pipeline of predominantly ASMs to include additional franchises of neurology programs via focused clinical development and business development activities. This corporate strategy is underpinned by specific research and development, financial and business development strategies. In addition, our Company seeks to protect shareholder value by creating multiple sources of potential revenue via clinical and commercial milestones from our pipeline, strategic collaborations and partnerships.
Our approach to building an epilepsy franchise has already resulted in success, namely the development and subsequent repurchase of our rights to soticlestat by Takeda. In 2017, we in-licensed a 50% stake in soticlestat for $26.0 million, and further invested $57.0 million in designing and executing soticlestat’s early and mid-stage clinical trials. In 2021, following encouraging Phase 2 findings, which we delivered six months ahead of schedule, we entered into a Royalty, License and Termination Agreement (“RLT Agreement”) through which we sold back our rights to soticlestat to Takeda. The RLT Agreement provided us with $196.0 million paid in Q1 2021 and, if soticlestat is approved and successfully commercialized, we are eligible to receive up to $660.0 million in sales and regulatory milestone payments and low double-digits up to 20% of potential net sales-based tiered royalty payments. The RLT Agreement provides us with a potential stream of non-dilutive capital. The funds received from this transaction have enabled us to invest in and secure what we believe is a world-leading pipeline during a period when we believe the cost of capital would have been unduly expensive. In 2023, we sold a 13% stake in the royalty, regulatory and commercial milestone payments that we are eligible to receive under the RLT Agreement to Ligand Pharmaceuticals Incorporated (“Ligand”) for $30.0 million.
Our near-term strategy is focused on building a franchise of potential small molecule medicines to treat certain epilepsies and conditions with seizure symptoms. In alignment with this focus, in 2023, we made the decision to both out-

license and halt certain non-core activities, including several preclinical genetic medicines programs. For additional information see the section below under the heading “Genetic Research Programs.” We simultaneously streamlined our organization and reduced headcount related mostly to the genetic programs.
Expert Team and Fit-for-Purpose Infrastructure
We have built a highly specialized, efficient, and focused infrastructure that supports us in our chosen area of neurotherapeutics development. This infrastructure spans the critical domains of research and development, commercial and market access strategy. Importantly, it positions us to be a potential partner of choice for leading biopharmaceutical companies who wish to pursue valuable drug candidates and research platforms in neurology.
We have recruited a team of professionals with deep subject-matter expertise in seizures and neurological conditions. This includes epileptologists, physicians, academic scientists, commercial and biopharmaceutical industry leaders. In total, we have five individuals with M.D. degrees and 13 professionals with Ph.D. degrees specializing in the sciences. Our operational and commercial leaders have extensive experience fostering market access and sales for leading neurological medicines. In total, our team’s collective professional experience has involved the successful development or commercial launch of more than 25 CNS medicines, including several epilepsy products.
Our cohesive focus in epilepsies and conditions with seizure symptoms, clear strategy reinforced by our professional experience and pipeline of differentiated assets, gives us confidence we can succeed in our mission.
Research & Development Strategy: Potential First-In-Class or Best-in-Class Mechanism of Action
Our research and development strategy is focused on designing medicines that can ameliorate neuronal hyperexcitability and return neurons to a state of homeostasis, or “electrophysiological balance.” Many factors can contribute to neuronal hyperexcitability including those extrinsic to the cell such as anatomical abnormalities, trauma, and even infectious disease. Other factors are intrinsic to the neuron (for example, genetic conditions or the disruption of neuronal metabolism) and others (for example lack of stimulus of the GABA receptor) are caused by imbalances outside the surface of the neuron. Whatever its origin, imbalance of electrophysiological homeostasis and resultant neuronal hyperexcitability manifests in a range of debilitating neurological conditions, including seizures and epilepsies.
Treatment of epilepsy and seizures today often requires multiple medicines. Whereas some epilepsy developers expressly focus on one biological target, we believe that until a definitive cure for epilepsy is discovered, multiple MoAs will be needed to successfully treat the heterogeneous causes of seizures. Accordingly, our pipeline seeks to curate and develop a unique set of compounds that can be effective by itself and/or can provide the necessary intervention to impact multiple mechanisms. We believe this approach has the potential to provide the basis of a modern differentiated and leading epilepsy franchise. Core tenets of our approach include a focus on:
•Small molecule compounds. Ovid’s pipeline is comprised of small molecule programs that can potentially be delivered as a pill, injection, or intravenously. Recent advances in synthetic methodology, formulation technology, generative artificial intelligence and biology target research have unlocked more opportunities for innovative and creative medicines. The compounds we seek to develop are brain-permeable and are designed to modulate specific biological targets. We seek to take advantage of the versatility small molecules have to offer in terms of manufacturing, chemistry, and dosing to potentially deliver novel and next-generation medicines that will make meaningful improvements in the lives of patients.
•Unique biological targets implicated in neuronal regulation. There is compelling evidence that the novel targets we pursue directly or indirectly modulate hyperexcitability. These targets are associated with regulating inherent intracellular excitatory/inhibitory balance within neurons.
•Differentiated potential first-in-class or best-in-class mechanisms of action. We cultivate a pipeline of potential first-in-class or potential best-in-class MoAs to intercept and mitigate the underlying cause of seizures or brain disease. Collectively, our differentiated pipeline has produced four active potential value-creating drug programs. Several of these therapeutic development programs (soticlestat, OV888 (GV101) and OV329) seek to affect metabolic, signaling, and enzymatic pathways to modulate extrinsic causes of hyperexcitability, thereby restoring neural balance. In essence, they seek to change the environment surrounding the neuron. Our KCC2 mechanisms of action act on the intrinsic excitability of the neuron.
•Sentinel indication clinical development. Our drug development approach generally pursues rare, resistant conditions as initial “sentinel” indications. Pursuing rare acute conditions can enable us to demonstrate the rapid proof-of-concept (“POC”) for our compounds, while additionally exploring efficient regulatory pathways and incentives. Case studies of the life-cycle management for prior ASMs suggest that demonstration of refractory seizure reduction is often indicative of therapeutic effect in more common and tractable seizure types. Similarly, many ASMs were later proven to have clinical efficacy in other neurological conditions. Simply put, effective therapeutic outcomes in highly pharmaco-resistant indications often bodes well for treating broader neuropathologies.
•Prioritization of the total drug profile. We strive to develop drug candidates that deliver therapeutic efficacy while maintaining safe and well-tolerated side effect profiles. As noted above, for neurology patients and clinicians who must regularly manage side effects associated with polypharmacy regimens, it is preferable to have medicines that are well tolerated and exhibit few DDIs. In addition, we strive to impact the broader symptomatology of disease, including for example, the measurement of behavior and communication change.
As the field of ASM advances, we believe connections may be established between the root cause of hyperexcitability and other neurological conditions affecting larger populations. These include neuropsychiatric and neuro degenerative disorders and pain. However, our strategy focuses initially on evaluating our investigational medicines for pathways and targets impacting rare brain conditions. If effective in rare disease, our intent is to explore expanding on that success to broader conditions of the brain for which the MoA may hold therapeutic relevance. Accordingly, in the future, we expect to be able to extend our knowledge and drug programs to other neurological conditions. This approach is supported by research indicating that more than ten ASMs are used in treatment of other (non-epilepsy) neurological diseases today.
Scientifically Driven
We take a scientifically driven approach to identify promising drug candidates for our pipeline. We are building our portfolio based on the existence of known biological rationales that are associated with targets, and which can be evaluated using validated biomarkers and/or clear endpoints, for study in clinical trials. As we advance our drug candidates through nonclinical and clinical evaluation, we apply a systematic approach for de-risking compounds using emerging tools, animal models and trial designs. This paradigm is continuously informed and refined with emerging scientific and clinical insights to strengthen and de-risk development for prospective programs and trials.
Specifically, our approach is driven by the following scientific principles:
•Pursuit of validated and emerging targets. We are building a pipeline of therapeutic development programs representing distinct MoAs, including validated and emerging biological targets in epilepsy and neurovascular disorders such as CCMs. We seek to target biological pathways or genes for which POC has already been established via in vitro or animal models. Additionally, we prioritize targets that are either uniquely (1) expressed in the CNS, such as: CH24 and KCC2 co-transporters or (2) over-expressed in a pathological state, such as ROCK and GABA-AT.
•Blood brain barrier (“BBB”) penetration. The brain is one of the most difficult organs in the body to treat, in part due to the challenge of penetrating the BBB. Ovid’s drug development programs include potential small molecule therapies that demonstrate penetration of the BBB.
•Clinically translatable preclinical models. Recent advances in genetics enable us to employ predictive in vitro and in vivo genetic models of specific brain diseases. We believe these predictive models will allow us to evaluate and observe a drug candidate’s potential activity prior to initiation of human trials. Applying these models, we believe we will be able to select the most relevant indication and seizure endpoints for our studies and increase the potential for clinical success.
•Clear primary endpoints and scales. We primarily focus on disorders that are characterized by epilepsy-related symptoms and seizures. Many seizure types afford clear observable endpoints and biomarkers that help capture and measure evidence of the clinical impact of our drug candidates. Our team of development experts has extensive experience designing scales to measure other symptoms that are common among seizure-disorders, such as cognitive declines, movement deficiencies and behavioral manifestations. These skills support our desire and ability to develop medicines that may provide a clinical benefit across multiple aspects of patient health.
•Trial design enables early observation of proof-of-concept. By employing surrogate biomarkers and endpoints that are highly relevant and designed to detect meaningful clinical benefits, we anticipate that many of our studies may provide early POC in clinical development, thereby directing the use of our capital to projects with higher probability of later-stage success.

•Motivated and accessible patient populations. We are targeting our programs for disorders with motivated and accessible patient populations. We believe that the patients and caregivers affected by epilepsies and brain disorders have increasing access to diagnostics and genetic testing. Additionally, many are avid users of social media, through which they learn new insights about their conditions and share relevant information and experiences. We conduct patient disease community outreach and activities on digital platforms to efficiently identify new patients for our clinical trials, raise disease awareness and help connect with patients and caregivers.
Pipeline Enhanced by Academic Collaborations and Disciplined Business Development
To support our strategy we continue to enhance and expand our pipeline via two complementary efforts: (1) internal research and development efforts in collaboration with external leaders in the field and academic collaborators; and (2) business development activities to partner assets that have promising potential in and outside our chosen therapeutic areas.
Ovid conducts focused internal drug discovery, which helps us maintain lower costs for laboratory facilities. We identify compounds with what we believe is untapped value sitting in other organizations’ pipelines and look to in-license or enter into collaborative agreements to secure such assets and advance clinical development. This strategy directs our efforts where we excel at creating value, which is specifically shaping translational and clinical-stage development in our therapeutic area. An integral part of our process is establishing collaborations with academic research centers to support translational expertise for our programs, including the Stephen Moss Lab of Neuropharmacology at Tufts University.
The multiple programs in our diversified pipeline create optionality to pursue disciplined business development to expand our opportunities. As the pipeline progresses, we may endeavor to partner the development of our compounds in non-core indications or extend regional market rights outside the United States. We believe that we are well positioned to execute on our business development strategy due to the extensive experience and networks of our management team. Collectively, our senior management has transacted hundreds of in-licensing deals and collaborations.
Patient-Focused
Ovid is developing product candidates that we hope will create new possibilities and more good days for people living with rare epilepsies and brain conditions. For example, we believe that our therapeutic candidates may be able to meaningfully reduce harmful seizures, mitigate burdensome symptoms, and potentially slow down the underlying progression of disease.
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
•identify clinically meaningful endpoints, including seizures, symptoms, and cognitive and behavioral scales that are based on input from the patient communities and their physicians and caregivers; and
•develop digital capabilities to be deeply informed and engaged with the patient communities we serve.
Financial Strategy
We are focused on delivering long-term value for shareholders. Our financial strategy seeks to apply our capital in a focused manner to advance a differentiated pipeline of neurotherapeutics, which we believe may generate multiple value-creating milestones from data and ultimately, commercial sales.
Management believes that we have sufficient cash on hand to fund Ovid's operations into the first half of 2026. To achieve this cash runway, in October 2023, we sold 13% of our interest in the milestones and royalties that we are eligible to receive from soticlestat's potential approval and commercialization to Ligand for $30.0 million. We retain 87% interest in soticlestat's regulatory and commercial milestones and royalties on sales if the drug is successfully approved and commercialized by Takeda. These future payments may contribute to funding our operations and business development activities. For additional information, see the description of the Ligand Agreement below under the heading “License and Collaboration Agreements – 2023 Ligand Pharmaceuticals Milestones and Royalties Monetization.”
Ovid Pipeline
Our efforts have already brought drug candidates from POC into human clinical trials. Today, we are one of the few companies that has researched and developed three distinct MoAs to target seizures and one of the only clinical development programs to evaluate a highly selective ROCK2 inhibitor for neurological disease. We believe this pipeline of potential first-in-class or potential best-in-class mechanisms differentiates us and provides the basis of an attractive franchise of potential small molecule neurotherapeutics.
The following table (Figure 1) sets forth our drug candidate programs and their development status, MoA, and anticipated near-term milestones:
Figure 1. Ovid Therapeutics Pipeline
Soticlestat: Eligible for Non-Dilutive Capital from Takeda Pharmaceuticals
We retain significant financial interest in soticlestat, a novel CH24 inhibitor for the potential treatment of patients with resistant epilepsies, following our role in its successful early and mid-stage development program. We believe soticlestat has the potential to become a first-in-class medicine targeting the metabolism of cholesterol in the brain. It has been shown to gradually reduce inflammation in the brain as well as indirectly acting on the N-methyl D-aspartate pathway. We believe that this dual mechanism plays an important role in modulating excitatory signals involved in epilepsy, and thereby suppressing seizures.
Soticlestat is currently being studied by Takeda in two global, pivotal Phase 3 trials for people living with Lennox-Gastaut syndrome (“LGS”) and Dravet syndrome (“DS”). Takeda has stated two pivotal Phase 3 clinical trials studying soticlestat as a treatment for Lennox-Gastaut syndrome and Dravet syndrome completed enrollment, and it anticipates topline data readout by September 2024. Takeda has stated that it anticipates filing soticlestat for regulatory approval in its fiscal year 2024 (April 2024 – March 2025). If soticlestat receives regulatory approval and is commercialized, under the RLT Agreement, we are eligible to receive regulatory and commercial milestones payments of up to $660.0 million, in addition to potential net sales based tiered royalties of up to 20%. In 2023, we sold a 13% stake in the royalty, regulatory and commercial milestone payments that we are eligible to receive under the RLT Agreement to Ligand for $30.0 million. Royalty payments are eligible on net sales across all regions and all future indications. The future milestones payments do not include an initial upfront payment that we received from Takeda in March 2021 of $196.0 million.

Background on Takeda Royalty, License & Termination Agreement
The soticlestat development program began in January 2017 as a license and collaboration agreement between us and Takeda for rare epilepsies. Under this original agreement, Ovid held a 50% ownership stake in soticlestat and Takeda retained the remaining 50%. Following a successful Phase 2 development program led by us, in March 2021, we entered into the RLT Agreement. Under the terms of the RLT Agreement, we terminated our original collaboration agreement with Takeda, and Takeda subsequently secured an exclusive license and intellectual property rights to repurchase our 50% share in soticlestat. In exchange, we received an upfront payment of $196.0 million. In addition, if soticlestat achieves regulatory approval, and is successfully commercialized, we are eligible to receive up to an additional $660.0 million in regulatory and commercial milestone payments and potential tiered royalties on net sales of soticlestat at percentages ranging from the low double-digits up to 20%, subject to standard reductions in certain circumstances. Royalties are payable on a country-by-country and product-by-product basis during the period beginning on the date of the first commercial sale of such product and ending on the expiration of patent rights in such country.
As a result of this agreement, Takeda secured all the global rights to develop and commercialize soticlestat for the treatment of developmental and epileptic encephalopathies, including DS and LGS. In addition, Takeda has assumed responsibility for all development and commercialization costs associated with soticlestat. We have no ongoing costs or obligations.
OV888 (GV101) – A highly selective ROCK2 inhibitor
In May 2023, we invested in and entered a collaboration with Graviton Bioscience Corporation (“Graviton”) to develop a portfolio of highly selective inhibitors of ROCK2 for the treatment of rare neurological conditions. The collaboration includes the development of lead program OV888 (GV101), which is a small molecule ROCK2 inhibitor that is currently completing a Phase 1, double-blind multiple-ascending dose trial. The trial is progressing on track, a higher dose has been added and no serious adverse events have been reported. For additional information, see the description of the Graviton collaboration agreement below under the heading “License and Collaboration Agreements – 2023 In-licensing and Collaboration Agreement with Graviton Bioscience Corporation.”
OV888 (GV101) is a potent, BBB penetrant inhibitor that is highly selective for ROCK2. ROCK2 is expressed abundantly in skeletal muscles and in the brain and is believed to primarily function to regulate intracellular cytoskeletal organization. We believe that the ROCK2 signaling pathway may be hyperactivated in multiple neurological diseases, including disorders involving vascular structures and nerve myelination diseases that can result in seizures, spasms and a variety of other symptoms. Despite this link, there has been limited clinical development of ROCK2 inhibitors due to challenges penetrating the BBB and the inherent challenge of avoiding inhibition of rho-associated coiled-coil-containing protein kinase 1, which can have unwanted side effects.
The initial indication for OV888 (GV101) is anticipated to be CCM for which there is strong mechanistic evidence for inhibiting ROCK2 (see Figure 2 below). CCMs are one of the most common intracranial vascular malformation in humans, presenting as mulberry-shaped abnormal blood vessels with thin, leaky walls located in the brain and or spinal cord. It is thought CCMs affect approximately 1:250 individuals. At diagnosis, the majority of CCM patients present symptomatically with hemorrhage, focal neurologic deficit and/or seizures, which reflect areas of core competency for our development acumen.
To date, preclinical and human safety studies evaluating OV888 (GV101) have shown it has a favorable toxicology profile with no serious adverse events reported. We anticipate initiating the Phase 2 program for OV888 (GV101) in the second half of 2024. Throughout OV888's (GV101) clinical development, we intend to harness the expertise held by the team at Graviton, who previously pioneered the development of Rezurock, the first approved ROCK2 inhibitor for graft vs. host disease.

Figure 2. Believed mechanism of action for OV888 (GV101) in CCM

OV329 – A next-generation GABA-AT inhibitor
OV329 is an investigational, next-generation GABA-AT inhibitor that we are developing for the treatment of adult and pediatric epilepsy disorders. OV329 represents a potential best-in-class GABA-AT inhibitor and was designed to supplant vigabatrin, which is an approved therapeutic in the United States and European Union for the treatment of infantile spasms. Vigabatrin has demonstrated substantial seizure reduction, which led to sales of more than $300 million by Lundbeck in the United States alone. However, vigabatrin's clinical and commercial use has been limited by lack of a therapeutic window. Specifically, vigabatrin has generated deleterious ocular effects in some patients, including retinal degradation and irreversible vision loss that led to significant post-market restrictions and monitoring.
We believe OV329 to be an improved GABA-AT inhibitor with a different chemical structure, potency and inhibition profile than vigabatrin. We have observed OV329 to deliver increased potency and efficiency in the target binding site and has been shown in our preclinical research to be more than 200-fold more potent. We are actively studying two formulations of OV329: (1) an oral formulation for chronic seizures, which is currently in a Phase 1 trial and 2) an intravenous formulation for acute seizures, which is being readied for an IND (or an equivalent regulatory application) expected in late 2024. We believe that OV329 has the potential to be therapeutic in refractory and drug-resistant epilepsies such as seizures associated with tuberous sclerosis and refractory status epilepticus (“SE”).
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
OV329 oral formulation
Based upon preclinical data supporting OV329, we believe that the oral formulation has the potential to provide (in comparison to vigabatrin) preferred (lower) dosing. We believe that these preclinical data suggests that OV329 could allow for seizure reduction efficacy and improved tolerability in comparison to existing therapeutics.
To support this profile, seven animal seizure models presented at medical conferences in 2022 and 2023 demonstrate the seizure reduction potential of OV329 (see Figure 3 below). These findings in both chronic and acute seizure models provide additional confidence about the therapeutic potential of OV329 in humans.

Figure 3. Seven preclinical animal models reaffirm OV329 seizure reduction activity, including resistant seizure models
To further differentiate OV329’s potential profile from vigabatrin, our preclinical efforts sought to extensively characterize its safety and tolerability, including any potential ocular effects. We have demonstrated that the tissue clearance of OV329 is rapid, leading us to believe that the accumulation in the back of the eye may be less likely than vigabatrin, which has a longer half- life. The pharmaco-dynamic profile of OV329 is also highly differentiated from vigabatrin. Preclinical research has shown that OV329 induces phasic (synaptic) and tonic (extrasynaptic) inhibition of GABA-AT. This produced more GABA in the synapse and environmental milieu, potentially contributing to prolonged inhibitory effects.
Additionally, we applied a clinically translatable rodent model of albino Sprague-Dawley rats to determine if any ocular changes could be observed associated with the predicted therapeutic doses of OV329 and vigabatrin, as compared to placebo. This rodent model is an accepted proxy by the U.S. Food and Drug Administration (“FDA”) for the ocular effects seen in humans treated with vigabatrin. Figure 3 (below) demonstrates the results of our research.
After 45 days of dosing with the therapeutic dose of vigabatrin and an expected therapeutic dose of OV329 (3 mg/kg), the model showed no ocular effect in animals taking OV329, whereas disruption in retinal cells was seen in animals taking the therapeutic dose of vigabatrin (300 mg/kg). In this short-term model, OV329’s ocular profile appears similar to placebo, and no disruption to the retina was seen at the anticipated therapeutic dose. These models must be confirmed in human studies, though they lead us to believe that OV329 may offer significant seizure reduction benefit with a therapeutic window not provided by vigabatrin.
Figure 4. No ocular changes seen in rodents treated with expected therapeutic dose of OV329 (3 mg/kg)

In late 2022, our IND for OV329 was cleared by the FDA and subsequently, we initiated a Phase 1 trial. That study is currently ongoing at the Nucleus Network at Alfred Hospital in Australia and is expected to complete in the second half of 2024. The trial is being conducted in two parts, including: a single-ascending dose and a multiple-ascending dose portion. Endpoints will evaluate the pharmacokinetic profile, safety, tolerability and target engagement associated with escalating doses of OV329 in healthy volunteers. Two surrogate biomarkers will be applied in the study, including: (1) transcranial magnetic stimulation (“TMS”) will be measured and is a corollary for clinical efficacy and (2) magnetic resonance spectrometry (“MRS”) will be used to measure target engagement. Previous studies have reported MRS measurement of GABA concentration levels increase following treatment with GABA-AT inhibitors, which has been shown to correlate with seizure reduction efficacy in existing GABA-AT inhibitor programs. If OV329 proves to effectively engage the target and exhibits a tolerable safety profile in the Phase 1 study, these metrics may inform mid-to-late-stage development of the program.
Upon results from the Phase 1 program, we anticipate OV329 could be further studied for the treatment of seizures associated with tuberous sclerosis complex, infantile spasms and other epilepsies associated with focal onset seizures. If the safety and efficacy profile of OV329 is positive, we will also consider lifecycle management strategies in broader epilepsy indications.
OV329 Intravenous Formulation
We are actively formulating and conducting IND-enabling studies for an intravenous use of OV329, which would be intended for the treatment of acute seizures, such as refractory status epilepticus (“RSE”). It is thought that approximately 35,000 Americans experience RSE. RSE is defined as a medical emergency where patients experiencing seizures of five minutes of duration or longer do not respond to first or second-line therapies. Status epilepticus (“SE”) and RSE can lead to enduring brain damage and increased rates of mortality.
While there is no intravenous formulation of vigabatrin for acute use, some investigator led studies have shown that the application of this GABA-AT inhibitor via a nasal-gastric tube has produced strong results that have led to the cessation of status epilepticus. Drawing on these findings, Ovid intends to submit an IND (or an equivalent regulatory application) for the IV formulation of OV39 in late 2024 and advance it in human studies for potential use in refractory SE.
Portfolio of KCC2 Transporter Direct Activators, Including OV350
We in-licensed a large portfolio of compounds from AstraZeneca AB (“AstraZeneca”) in December 2021 that are direct activators of a biological target expressed exclusively in the CNS: the KCC2. We believe this portfolio represents the only small molecule program in the biopharmaceutical industry that directly activates the KCC2 transporter. KCC2 is a channel that regulates chloride homeostasis in neurons, and thereby is potentially important in the control of neuronal excitability and seizures. The portfolio includes a lead compound, OV350, and several other compounds that we believe are suitable for pharmaceutical development. We intend to analyze multiple candidates from the KCC2 portfolio for development in epilepsy as well as other possible neurological conditions associated with behavior, neuropathic pain or neurodegeneration. Since several compounds within the portfolio appear to be amenable for multiple formulations, the broad KCC2 program may provide Ovid with the ability to partner compounds for neurology indications outside our core competencies.
OV350
In vivo proof-of-concept studies in animals have established that restoring KCC2 activity leads to reduced seizure sensitivity and seizure-induced mortality. In one preclinical model, designed to mimic the acute seizure state of SE, OV350 terminated status and restored the efficacy of diazepam in SE seizures, whereas diazepam treatment alone failed to halt the seizures (see Figure 5 below). Preclinical mechanistic studies have also demonstrated that OV350 was well-tolerated and did not induce sedation. These findings must now be studied and demonstrated in humans.

Figure 5. OV350 Terminates Benzodiazepine Resistant Status Epilepticus
In 2023, we evaluated several compounds in the KCC2 portfolio and began optimizing the lead candidate, OV350, for possible intravenous and oral administration formulations. Dual formulations are optimal for patients who are treated acutely in the hospital and need chronic dosing to maintain outcomes in an out-patient setting.
To support human studies, we initiated a range of disease model experiments in seizure and psychosis models. As noted above, we believe that the anticonvulsant properties of OV350 are compelling in preclinical SE models. Additionally, two different animal models that are a proxy for human psychosis suggest that OV350 has a profile akin to atypical antipsychotics, though, it does not appear to carry the undesirable tolerability issues common in medicines for mental health conditions. Such a profile may represent an exciting profile for future psychosis medicines. Further research and IND-enabling studies are ongoing. We expect to submit the first IND from the KCC2 program by the end of 2024.
Figure 6. OV350 Demonstrates Antipsychotic Effects in Schizophrenia Model
The library of early-stage small molecules that target the KCC2 transporter, including OV350, are included in a pending composition-of-matter application that was filed globally and, if issued, will expire in 2041 excluding any potential regulatory extensions.

Genetic Research Programs
The majority of our development activities are dedicated to small molecule programs. However, we believe that genetic medicine will play an important role in the long-term future of treating genetic epilepsies and neurological disorders. Accordingly, we engage in appropriately scaled, early-stage research programs with certain collaborators, including Gensaic, Inc., formerly M13 Therapeutics, Inc. (“Gensaic”), a next-generation gene therapy developer.
Phage-Based Scaffolds: Gensaic Research Collaboration
In August 2022, we entered into an investment in and research collaboration with Gensaic (the “Gensaic Collaboration Agreement”), a private biotech company that is developing gene therapies. Specifically, Gensaic is applying phage-display science that uses M13 phages as platforms to deliver genetic sequences. Though still in its nascence, we believe phage-based scaffolds may offer significant advantages for the delivery of genes, as compared to the current platform alternatives of adeno-associated viral (“AAV”) vectors. This collaboration is a part of a low cost and long-term strategy to potentially enable unique treatment modalities in genetic disorders with a potentially unique and proprietary, low-cost alternative to current therapies.
AAV gene therapies are not optimal for treating neurological conditions. Specifically, AAV gene therapies have limited cloning capacity, which restricts their use for delivering large genetic cargo. Additionally, they are immuno-reactive, have poor BBB permeability, and provide relatively poor tropism to target cells. In contrast, we believe phages offer the potential to: deliver larger genes (up to 20kb); be engineered to cross the BBB and deliver cargo to specific cell types; avert the immune system response to enable redosing; and be produced in a more cost-effective manner. As a result, we believe phage-based gene therapy has an improved potential for the treatment of genetic epilepsies and neurological diseases. We can pursue up to three targets in collaboration with Gensaic, which are not yet disclosed.
Genetic Programs: OV815, OV825 and OV882
Prior to our strategic pipeline review in 2022, we had developed a series of early candidates for antisense oligonucleotide (“ASO”) and RNAi medicines as part of our collaborations with Columbia University and the University of Connecticut. These research programs included: OV815, which was in development for the treatment of mutations associated with KIF1A-associated neurological disorder (KAND); HNRNPH2 (also known as Bain Syndrome), which was a potential treatment for an X linked gene predominantly occurring in females; and OV882, a potential disease-modifying gene therapy for Angelman syndrome that used short hairpin RNA to deliver a vector that reduced expression of UBE3A-antisense and restores UBE3A expression.
At year-end 2023, we determined to pause these programs to prioritize our expanding clinical footprint in small molecule programs. We will continue to seek collaborations or out-licensing opportunities for these programs.
License and Collaboration Agreements
2023 Ligand Pharmaceuticals Milestones and Royalties Monetization
In October 2023, we sold Ligand a 13% stake in the royalties and milestones owed to Ovid related to the potential approval and commercialization of soticlestat (the “Ligand Agreement”). In return, we received a $30.0 million payment, less certain reimbursable expenses. We retained 87% of our interest in soticlestat's potential royalties and milestones. In the event that soticlestat is not approved and commercialized, we have no continuing debt or other obligations to Ligand.
2023 In-licensing and Collaboration Agreement with Graviton Bioscience Corporation
In April 2023, we entered into a Collaboration and License Agreement with Graviton, a privately held early-stage drug development company specializing in therapeutics that inhibit ROCK2. Under the terms of the agreement, we purchased shares of Graviton's preferred stock for $10.0 million and secured rights to develop their lead program OV888 (GV101) as well as a portfolio of ROCK2 inhibitors in mutually agreed upon rare CNS indications, excluding amyotrophic lateral sclerosis. The agreement provides us with worldwide rights, excluding China, Hong Kong, Macau and Taiwan.
Graviton is responsible for conducting the development of the products through the end of Phase 2 trials under the oversight of a joint development committee from both companies. We are responsible for development and commercialization costs, post-Phase 2 development and commercialization of subsequent products. The collaboration has no milestone payments and Graviton will be eligible for percentage royalties in the mid- to high-teens based on net sales in territories where the products are marketed. Graviton retains rights to licensed products in all fields of study outside of rare brain disorders.

2022 Research Collaboration and Equity Investment in Gensaic
Under the terms of an equity agreement we entered into as an investor in Gensaic, we invested a total of $5.1 million in exchange for convertible preferred stock in Gensaic. We also entered into a collaboration agreement with Gensaic (the “Gensaic Collaboration Agreement”) to potentially develop up to three genetic medicines for neurological indications of interest to us, harnessing Gensaic’s proprietary phage-derived particle platform. Gensaic retains full rights to its platform technology. We will have commercial rights to license and develop any resulting phage-derived gene therapies that emerge from this collaboration subject to agreed-upon terms. We also retained rights to invest in future equity financing rounds.
2022 Out-License Agreement with Marinus Pharmaceuticals
In March 2022, we entered into an exclusive patent license agreement with Marinus, (“Marinus License Agreement”). Under the Marinus License Agreement, we granted Marinus an exclusive, non-transferable (except as expressly provided therein), royalty-bearing right and license under certain Ovid patents relating to ganaxolone to develop, make, have made, commercialize, promote, distribute, sell, offer for sale and import licensed products in the territory (which consists of the United States, the European Economic Area, United Kingdom and Switzerland) for the treatment of CDKL5 deficiency disorders. Following the date of regulatory approval by the FDA of the first licensed product in the territory, which was received on March 18, 2022, Marinus issued, at the Company's option, 123,255 shares of Marinus common stock, par value $0.001 per share. The Marinus License Agreement also provides for payment of royalties from Marinus to us in single-digits on net sales of each such licensed product sold.
2022 License and Option Agreement with Healx
In February 2022, we entered into an exclusive license option agreement (“Healx Agreement”) with Healx, Ltd (“Healx”). Under the terms of the Healx Agreement, Healx has secured a one-year option to investigate gaboxadol (OV101) as part of a potential combination therapy for Fragile X syndrome in a Phase 2A clinical trial, and as a treatment for other indications, for an upfront payment of $0.5 million, and fees to support prosecution and maintenance of our relevant intellectual property rights. In February 2023, we amended the Healx Agreement to extend the option period by three months. At the end of the option period, Healx has the option to secure rights to an exclusive license under our relevant intellectual property rights, in exchange for an additional payment of $2.0 million (“Option Fee”), development and commercial milestone payments, and low to mid-tier double digit royalties. Royalties are payable on a country-by-country and product-by-product basis during the period beginning on the date of the first commercial sale of such product in such country and ending on the later to occur of the expiration of patent rights covering the product in such country and a specified anniversary of such first commercial sale. In June 2023, the Healx Agreement was further amended to: (i) grant Healx a development license; (ii) grant a commercial license upon payment of the Option Fee to us; and (iii) restructure the timing of the Option Fee payable to us.
Healx assumed all responsibility for and costs of development of gaboxadol in June 2023. Healx will also be responsible for all commercialization costs of gaboxadol following the grant of a commercial license upon payment of the Option Fee. We retain the option to co-develop and co-commercialize the program with Healx (“Ovid Opt-In Right”) at the end of a positive readout of clinical phase 2B, and, in such case, would share net profits and losses in lieu of the milestones and royalty payments. We do not plan to conduct further trials of gaboxadol.
2021 Exclusive In-Licensing Agreement with AstraZeneca
In December 2021, we entered into an exclusive license agreement (“AstraZeneca Exclusive License Agreement”) with AstraZeneca. Under the terms of the AstraZeneca Exclusive License Agreement, we have obtained worldwide rights to a portfolio of early-stage, small molecule compounds targeting the KCC2 transporter, including our lead compound, OV350. In exchange for an upfront payment of $5.0 million in cash and $7.3 million in shares of our common stock to AstraZeneca, we are responsible for using commercially reasonable efforts to carry out all future development and commercialization of KCC2 transporter activators in epilepsies and potentially other neuropathic conditions. We are obligated to pay AstraZeneca potential clinical development milestones of up to $8.0 million, regulatory milestones of up to $45.0 million and total commercial milestones of up to $150.0 million, as well as tiered royalty payments ranging from the single-digits up to ten percent on net sales. At the time of proof of clinical efficacy, AstraZeneca will have the right of first negotiation to opt in to co-develop and co-commercialize KCC2 transporter activators with Ovid. The license option will continue until the expiration of all relevant royalty terms.

2016 Northwestern License for OV329
In December 2016, we entered into a license agreement (“Northwestern Agreement”) with Northwestern University (“Northwestern”), pursuant to which Northwestern granted us an exclusive, worldwide license to patent rights in certain inventions (“Northwestern Patent Rights”) which relate to a specific compound (OV329) and related methods of use for such compound, along with certain know-how related to the practice of the inventions claimed in the Northwestern Patent Rights.
Under the Northwestern agreement, we were granted exclusive rights to research, develop, manufacture and commercialize products utilizing the Northwestern Patent Rights for all uses, other than cancer.
Upon entry into the Northwestern Agreement, we paid an upfront non-creditable one-time license issuance fee of $75,000, and we are required to pay an annual license maintenance fee of $20,000, which will be creditable against any royalties payable to Northwestern following first commercial sale of licensed products under the agreement. We are responsible for all ongoing costs of filing, prosecuting and maintaining the Northwestern Patent Rights, but we also have the right to control such activities using our own patent counsel. In consideration for the rights granted to us under the Northwestern agreement, we are required to pay to Northwestern up to an aggregate of $5.3 million upon the achievement of certain development and regulatory milestones for the first product covered by the Northwestern Patents, and, upon commercialization of any such products, will be required to pay to Northwestern a tiered royalty on net sales of such products by the Company, its affiliates or sublicensees, at percentages in the low to mid-single-digits, subject to standard reductions and offsets. Our royalty obligations continue on a product-by-product and country-by-country basis until the later of the expiration of the last-to-expire valid claim in a licensed patent covering the applicable product in such country and ten years following the first commercial sale of such product in such country. If Ovid sublicenses a Northwestern Patent Right, it will be obligated to pay to Northwestern a specified percentage of sublicense revenue received by us, ranging from the high single-digits to the low-teens.
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
2015 License Agreement with H. Lundbeck A/S
In March 2015, we entered into a license agreement with Lundbeck, which we subsequently amended in May 2019, and July 2020 (collectively, the “Lundbeck Agreement”). As part of the Lundbeck Agreement, we obtained from Lundbeck an exclusive (subject to certain reserved non-commercial rights), worldwide license to develop, manufacture and commercialize OV101, also known as gaboxadol.
We subsequently closed our OV101 (gaboxadol) program in Angelman syndrome in early 2021. In February 2022, we entered into Amendment No. 3 to the Lundbeck Agreement (the “Amended Lundbeck Agreement”) to permit our performance under the Healx Agreement. Under the terms of the Amended Lundbeck Agreement, if Healx exercises its option, we will owe Lundbeck an equal share of all milestone and royalty payments received from Healx, if we choose not to exercise the Ovid Opt-In Right. If we choose to exercise the Ovid Opt-In Right, to co-develop and co-commercialize the program with Healx, we will owe an equal share of the net profit share to Lundbeck.
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
Competition
We believe Zogenix, Inc. (acquired by UCB in 2022), Jazz Pharmaceuticals plc (acquired by UCB in 2022), Sage Therapeutics, Inc., Marinus Pharmaceuticals, Inc., Mallinckrodt plc, SK Biopharmaceuticals Inc., Epygenix Therapeutics, Inc., Stoke Therapeutics, Inc. and Xenon Pharmaceuticals, Inc. are our most direct competitors with respect to soticlestat, OV329 and OV350. As it relates to OV888 (GV101), we believe Neurelis Inc. is our most direct competitor.
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
We have exclusively licensed a portfolio of issued U.S. and international patents from Lundbeck directed to polymorphic forms of OV101 and their preparation and methods of manufacturing OV101. We have also filed, and own, multiple patent families directed to methods of treatment and formulations with OV101. Subsequently, we have licensed much of this portfolio to Healx under the Amended Healx Agreement.
OV329 was in-licensed from Northwestern. OV329's composition of matter patent expires in 2036, excluding regulatory extensions. We have also filed, and own, multiple patent families directed to the synthesis of OV329 and methods of treatment with OV329.

OV888 (GV101) was licensed from Graviton. The composition of matter patent for OV88 expires in October 2038 excluding any potential regulatory extensions. Graviton has also filed patents on methods of use with OV888 (GV101).
A library of early-stage small molecules that target the KCC2 transporter, including OV350 was in-licensed from AstraZeneca. The molecules are included in a pending composition-of-matter application that was filed globally and, if issued, will expire in 2041, excluding any potential regulatory extensions.
In addition, we have a library of proprietary genetic sequences that target UBE3A, KIF1A, HNRNPH2, and PDP2RD. We continue to expand our intellectual property portfolio to protect our library of potential development candidates.
Individual patents extend for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, utility patents issued for applications filed in the United States are granted a term of 20 years from the earliest effective filing date of a non-provisional patent application. In addition, in certain instances, a patent term can be extended to recapture a portion of the U.S. Patent and Trademark Office (the “USPTO”) delay in issuing the patent as well as a portion of the term effectively lost as a result of the FDA regulatory review period. However, as to the FDA component, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. The actual protection afforded by a patent may vary on a product-by-product basis, from country to country and can depend upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.
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
U.S. Government Regulation
In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending New Drug Applications (“NDAs”) or Biologics License Applications (“BLAs”), withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.
The process required by the FDA before a drug product may be marketed in the United States generally involves the following:
•completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice (“GLP”) regulations;
•submission to the FDA of an IND which must become effective before human clinical trials may begin;
•approval by an independent institutional review board (“IRB”) at each clinical site before each trial may be initiated;
•performance of adequate and well controlled human clinical trials in accordance with good clinical practice (“GCP”) requirements to establish the safety and efficacy of the proposed drug product for each indication;
•submission to the FDA of an NDA or BLA;
•satisfactory completion of an FDA advisory committee review, if applicable;
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practice (“cGMP”), requirements and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and
•FDA review and approval of the NDA or BLA.
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
Clinical Trials
Clinical trials involve the administration of the investigational new drug to human patients under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research patients provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health (“NIH”) for public dissemination on their www.clinicaltrials.gov website.
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
Marketing Approval
Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA or BLA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA or BLA is subject to a substantial application user fee. Under the Prescription Drug User Fee Act (“PDUFA”), guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision.
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
In addition, under the Pediatric Research Equity Act of 2003 (“PREA”) as amended and reauthorized, certain research must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements.
The FDA also may require submission of a risk evaluation and mitigation strategy (“REMS”) plan to ensure that the benefits of the drug outweigh its risks. The REMS plan could include medication guides, physician communication plans, assessment plans, or elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools.
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
If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full NDA or BLA, or an abbreviated NDA (“ANDA”) or Biosimilar application, to market a drug or biologic with the same active moiety for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the application user fee. A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.
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

Other Healthcare Laws
Because of our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors, we will also be subject to healthcare regulation and enforcement by the federal government and the state and foreign governments in which we will conduct our business, including our clinical research, proposed sales, marketing and educational programs.
The U.S. laws that may affect our ability to operate, among others, include: the federal Health Insurance Portability and Accountability Act of 1996 (“HIPPA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), which governs the conduct of “covered entities,” including certain healthcare providers, health plans, and healthcare clearinghouses, as well as their respective “business associates,” including their covered subcontractors, that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to certain electronic healthcare transactions and protecting the security and privacy of protected health information; certain state laws governing the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; the federal Anti-Kickback Statute, which prohibits, among other things, individuals or entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs; federal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent; federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters; the Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics, and medical supplies to report annually to the U.S. Department of Health and Human Services (“HHS”) information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members.
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
For example, implementation of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively the Affordable Care Act (“PPACA”), has substantially changed healthcare financing and delivery by both governmental and private insurers, and significantly impacted the pharmaceutical industry. The PPACA, among other things, established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents, revised the methodology by which rebates owed by manufacturers to the state and federal government for covered outpatient drugs under the Medicaid Drug Rebate Program are calculated, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, provided incentives to programs that increase the federal government’s comparative effectiveness research and created a licensure frame work for follow-on biologic products. Since its enactment there have been executive, judicial and Congressional challenges to certain aspects of the PPACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, on August 16, 2022, President Biden signed the

Inflation Reduction Act of 2022 (“IRA”) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the PPACA.
In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, then President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, including the BBA, will remain in effect until 2032 unless additional Congressional action is taken. Additionally, in January 2013, then President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Congress is also considering additional health reform measures.
Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. For example, there have been presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions started to take effect in fiscal year 2023 and will continue to take effect progressively thereafter, although may be subject to legal challenges. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.
Human Capital Management
Our employees are dedicated to our mission of developing and delivering medicines that create new possibilities and more good days for people living with epilepsies and brain conditions. As of December 31, 2023, we had 40 full-time employees, the majority of whom were primarily engaged in research and development activities, including five individuals with M.D. degrees and 13 professionals with Ph.D. degrees specializing in the sciences. Many of these professionals have extensive epilepsy and neurology experience. In total, within our management team, we have colleagues who worked to shape the development or commercialization of a number of important marketed neurology and ASMs, including: Ztalmy, Fintepla, Brineura, Gilenya, Tysabri and Tecfidera.
We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We emphasize a number of measures and objectives in managing our human capital assets, including, among others: employee engagement, development and training, talent acquisition and retention, employee wellness, diversity, inclusion, and compensation, benefits and equity.
We believe that developing a diverse and inclusive culture is central to continuing to attract and retain the top talent necessary to deliver on our growth strategy. As such, we are investing in a work environment in which our employees feel inspired, included and enjoy a strong sense of belonging. This includes a focus on extending our diversity, equity, inclusion and belonging (“DEIB”) initiatives across our entire workforce, with specific employee engagement via the DEIB Committee. Approximately half of our employees are female, as are one-third of our board of directors. Approximately half of our organization is multicultural.
We value our employees’ insatiable curiosity to translate scientific discoveries into innovative medicines and their courage and perseverance to overcome obstacles and operate with a sense of purpose and urgency on behalf of patients. Grounded in these guiding principles, we believe we have developed a collaborative environment where our colleagues feel respected, valued, and can contribute to their fullest potential.
We have equity incentive plans that are designed to attract, retain and motivate selected employees, consultants and directors through the granting of equity-based compensation awards and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.
In addition, our governance is overseen by an independent and diverse Board of Directors who provide and complement our expertise to help oversee the strategy and performance of our Company. Among our Board of Directors, five out of six members are independent. Collectively, our Board of Directors provides insight and expertise in areas of importance to the performance and growth of our enterprise, including experience as: senior operators of public companies; financial, transactional and oversight experience at public companies; proven biopharmaceutical and neuroscience experience; research and regulatory acumen in drug development; and corporate governance.
Facilities
We lease the space for our principal executive offices, which are located at 441 Ninth Avenue, 14th Floor, New York, New York. In June 2022, we formally instituted our hybrid work policies. In 2022, we executed what we believe was a smooth transition to a hybrid work environment while ensuring that ample resources, support and flexibility were available to our employees.
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
We file electronically with the Securities and Exchange Commission (“SEC”) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make available on our website at www.ovidrx.com under “Investors,” free of charge, copies of these reports as soon as reasonably practicable after filing or furnishing these reports with the SEC.
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
•     We are early in our development efforts of our current drug candidates and all our drug candidates are in clinical trials or preclinical development. If we are unable to successfully develop, receive regulatory approval for and commercialize our drug candidates, or successfully develop any other drug candidates, or experience significant delays in doing so, our business will be harmed.
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
•     Preclinical studies and clinical trials are very expensive, time consuming and difficult to design and implement and involve uncertain outcomes. Further, we may encounter substantial delays in our clinical trials or we may fail to demonstrate safety and efficacy in our preclinical studies and clinical trials to the satisfaction of applicable regulatory authorities.
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
We have historically incurred significant operating losses. Our net loss was $52.3 million for the year ended December 31, 2023. As of December 31, 2023, we had an accumulated deficit of $277.9 million. We expect to continue to incur increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our drug candidates, as well as hiring employees and building our infrastructure.
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
As of December 31, 2023, our cash, cash equivalents and marketable securities were $105.8 million and we had an accumulated deficit of $277.9 million. We believe that our existing cash, cash equivalents and marketable securities will fund our current operating plans through at least 12 months from the filing of this Annual Report on Form 10-K. However, our operating plans may change because of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.
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
While the long-term economic impacts associated with public health crises and geopolitical tensions, like the ongoing war between Russia and Ukraine and war in Israel, are difficult to assess or predict, each of these events has caused significant disruptions to the global financial markets and contributed to a general global economic slowdown. Furthermore, inflation rates have increased recently to levels not seen in decades. Increased inflation may result in increased operating costs (including labor costs) and may affect our operating budgets. In addition, the U.S. Federal Reserve has raised interest rates in response to concerns about inflation. High interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. If the disruptions and slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our financial condition and our ability to pursue our business strategy.
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
Our NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. Our federal NOLs generated in tax years beginning on or before December 31, 2017 are permitted to be carried forward for only 20 years under applicable U.S. tax law. Under the Tax Cuts and Jobs Act, or the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the utilization of such federal NOLs is limited.
In addition, under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” its ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points (by value) over their lowest ownership percentage over a rolling three-year period. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of shifts in our stock ownership (some of which are outside our control). As a result, if we earn net taxable income, our ability to use our pre-change NOLs and certain other tax attributes to offset such taxable income may be subject to limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
For the years ended December 31, 2023 and 2022, we recorded no U.S. federal or state income tax provision, based on pre-tax losses of $52.3 million and $54.2 million, respectively. As of December 31, 2023, we had available approximately $150.2 million of unused NOL carryforwards for U.S. federal income tax purposes, $12.6 million of unused NOL carryforwards for Massachusetts income tax purposes, $164.1 million of unused NOL carryforwards for New York income tax purposes, and $163.9 million of unused NOL carryforwards for New York City income tax purposes, that may be applied against future taxable income. Our NOL carryforwards are significantly limited such that if we achieve profitability in future periods, we may not be able to utilize most of the NOL carryforwards, which could have a material adverse effect on cash flow and results of operations.
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
Risks Related to the Development and Commercialization of Our Drug Candidates
We are very early in our development efforts. If we are unable to successfully develop, receive regulatory approval for and commercialize our drug candidates, or successfully develop any other drug candidates, or experience significant delays in doing so, our business will be harmed.
We are early in our development efforts. We previously publicly announced we anticipate filing three INDs in three years, beginning in 2022; however, we cannot guarantee success of preclinical development to achieve all such INDs. Following IND acceptance, each of our drug candidates will need to be progressed through clinical development in order to achieve regulatory approval, and we will also need to address issues relating to manufacture and supply, which may involve building our own capacity and expertise. In order to commercialize any product that achieves regulatory approval, we will need to build a commercial organization or successfully outsource commercialization, all of which will require substantial investment and significant marketing efforts before we have the ability to generate any revenue from drug sales. We do not have any drugs that are approved for commercial sale, and we may never be able to develop or commercialize marketable drugs.
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
All of our current drug candidates are in early clinical or preclinical development and their risk of failure is high. We must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that each of our drug candidates are safe and effective for its intended indications before we are prepared to submit an NDA or BLA for regulatory approval. We cannot predict with any certainty if or when we might submit an NDA or BLA for any of our product candidates or whether any such application will be approved by the FDA. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous review and regulatory requirements by numerous government authorities in the United States and in other countries where we intend to test and market our product candidates. For instance, the FDA may not agree with our proposed endpoints for any future clinical trial of our product candidates, which may delay the commencement of such clinical trial.
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
•changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; or
•business interruptions resulting from global geopolitical tensions, including the ongoing war between Russia and Ukraine and war in Israel, any other war or the perception that hostilities may be imminent, including terrorism, natural disasters or public health crises.
Further, clinical endpoints for certain diseases we are targeting, such as CCM, have not been established, and accordingly we may have to develop new modalities or modify existing endpoints to measure efficacy, which may increase the time it takes for us to commence or complete clinical trials. In addition, we believe investigators in this area may be inexperienced in conducting trials in this area due to the current lack of drugs to treat these disorders, which may result in increased time and expense to train investigators and open clinical sites.
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
Further, we, the FDA or an IRB may suspend our clinical trials at any time if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, including the FDA’s current GCP regulations, that we are exposing participants to unacceptable health risks, or if the FDA finds deficiencies in our IND applications or the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our drug candidates could be negatively impacted, and our ability to generate revenues from our drug candidates may be delayed.
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
Identifying and qualifying patients to participate in our clinical trials is critical to our success. The number of patients suffering from some of the seizure-related disorders and rare neurological disorders we are pursuing is small and has not been established with precision. If the actual number of patients with these disorders is smaller than we anticipate, we may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development and approval of our drug candidates. Even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data, the number and nature of competing treatments and ongoing clinical trials of competing therapies for the same indication, the proximity of patients to clinical sites and the eligibility criteria for the trial, any such enrollment issues could cause delays or prevent development and approval of our drug candidates. Because we are focused on addressing seizure-related disorders and rare neurological disorders, there are limited patient pools from which to draw in order to complete our clinical trials in a timely and cost-effective manner. Furthermore, our efforts to build relationships with patient communities may not succeed, which could result in delays in patient enrollment in our clinical trials. In addition, any negative results we may report in clinical trials of our drug candidate may make it difficult or impossible to recruit and retain patients in other clinical trials of that same drug candidate. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our drug candidates or could render further development impossible.
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
More established companies may have a competitive advantage over us due to their greater size, resources and institutional experience. In particular, these companies have greater experience and expertise in securing collaboration or partnering relationships, reimbursement, government contracts, relationships with key opinion leaders, conducting testing and clinical trials, obtaining and maintaining regulatory approvals and distribution relationships to market products, and marketing approved drugs. These companies also have significantly greater research and marketing capabilities than we do. If we are not able to compete effectively against existing and potential competitors, our business and financial condition may be harmed.
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
In March 2021, we entered into the RLT Agreement, pursuant to which Takeda secured rights to our 50% global share in soticlestat, which we had originally licensed from Takeda, and we granted to Takeda an exclusive worldwide license under our relevant intellectual property rights to develop and commercialize the investigational medicine soticlestat for the treatment of developmental and epileptic encephalopathies, including Dravet syndrome and Lennox-Gastaut syndrome. All rights in soticlestat are now owned by Takeda or exclusively licensed to Takeda by us. Following the closing date of the RLT Agreement, Takeda assumed all responsibility for, and costs of, both development and commercialization of soticlestat, and we will no longer have any financial obligation to Takeda under the original collaboration agreement, including for milestone payments or any future development and commercialization costs. Upon closing of the RLT Agreement, we received a one-time, upfront payment of $196.0 million and, if soticlestat is successfully developed, we will be eligible to receive up to an additional $660.0 million upon Takeda achieving specified regulatory and sales milestones. In addition, if soticlestat achieves regulatory approval, we will be entitled to receive tiered royalties at percentages ranging from the low double-digits up to 20% on sales of soticlestat. Royalties will be payable on a country-by-country and product-by-product basis during the period beginning on the date of the first commercial sale of such product in such country and ending on the later to occur of the expiration of patent rights covering the product in such country and a specified anniversary of such first commercial sale. Pursuant to the Ligand Agreement, Ligand will receive a 13% portion of the royalties and milestones owed to us pursuant to the RLT Agreement.
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
•federal civil and criminal false claims laws, including, without limitation, the False Claims Act, and civil monetary penalty laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid or other government payors that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. The PPACA provides, and recent government cases against pharmaceutical and medical device manufacturers support, the view that federal Anti-

Kickback Statute violations and certain marketing practices, including off-label promotion, may implicate the False Claims Act;
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
Other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of

2011, which began in 2013, and due to subsequent legislative amendments to the statute, will remain in effect until 2032 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), which ended the use of the statutory formula and established a quality payment program, also referred to as the Quality Payment Program. This program provides clinicians with two ways to participate, including through the Advanced Alternative Payment Models (“APMs”) and the Merit-based Incentive Payment System (“MIPS”). Under both APMs and MIPS, performance data collected each performance year will affect Medicare payments in later years, including potentially reducing payments.
Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. Additionally, the Biden administration released an additional executive order on October 14, 2022, directing HHS to report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. At the state level, legislatures have increasingly passed and implemented regulations designed to control pharmaceutical and biological product pricing, including pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. For example, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare & Medicaid Services Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs.
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
Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On December 16, 2011, the Leahy-Smith America Invents Act (“Leahy-Smith Act”) was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The United States Patent Office recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could harm our business and financial condition.
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
As of December 31, 2023, we had 40 full-time employees. As our development and commercialization plans and strategies for our current pipeline of product candidates develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day operations and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational inefficiencies, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future drug candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance, our ability to commercialize drug candidates, develop a scalable infrastructure and compete effectively will depend, in part, on our ability to effectively manage any future growth.
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
We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, store, process and transmit large amounts of sensitive data, and, as a result, we and the third parties upon which we rely face a variety of evolving threats that could cause security incidents. We have also outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, and as a result, we manage a number of third-party vendors who may or could have access to our computer networks or our sensitive data. In addition, many of those third parties in turn subcontract or outsource some of their responsibilities to other third parties. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the accessibility and distributed nature of our information technology systems, and the sensitive data stored on those systems, make such systems vulnerable to unintentional or malicious, internal and external attacks on our technology environment. Furthermore, our ability to monitor the aforementioned third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.
In addition, due to our hybrid-work environment, we may be more vulnerable to cyberattacks as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
Potential vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors, business partners, or by malicious third parties. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely); however we may not detect and remediate all such vulnerabilities on a timely basis. Further, we may experience delays in deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.
Cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities are increasing in their frequency, levels of persistence, sophistication and intensity, and are also being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. Such attacks could include the deployment of harmful malware (including as a result of advanced persistent threat intrusions), ransomware attacks, denial-of-service attacks, credential stuffing and/or harvesting, social engineering (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of sensitive data or other information technology assets, adware, attacks enhanced or facilitated by artificial intelligence, telecommunications failures, earthquakes, fires, floods and other means to affect service reliability and threaten the confidentiality, integrity and availability of our information systems and sensitive data. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.
Significant disruptions of our, our third-party vendors’ and/or business partners’ information technology systems or other similar data security incidents could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access, use or disclosure of, or the prevention of access to, sensitive data, which could result in financial, legal, regulatory, business and reputational harm to us. In addition, information technology system disruptions, whether from attacks on our technology environment or from computer viruses, natural disasters, terrorism, war and telecommunication and electrical failures, could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.
We may expend significant resources or modify our business activities to try to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data.
Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.
If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, including but not limited to a security incident involving personal information regarding our patients or employees, we may experience adverse consequences, such as disruptions to our business, harm to our reputation, government enforcement actions (for example, investigations, fines, penalties, audits, and inspections), additional reporting requirements, and/or oversight, or we may otherwise be subject to liability under laws, regulations and contractual obligations, including those that protect the privacy and security of personal information. This could result in increased costs to us, and result in significant legal and financial exposure and/or reputational harm. In addition, any failure or perceived failure by us or our vendors or business partners to comply with our privacy, confidentiality or data security-related legal or other obligations to third parties, or any further security incidents or other inappropriate access events that result in the unauthorized access, release or transfer of sensitive data, may result in governmental investigations, enforcement actions, regulatory fines, litigation, or public statements against us by advocacy groups or others, and could cause third parties, including clinical sites, regulators or current and potential partners, to lose trust in us or we could be subject to claims by third parties that we have breached our privacy- or confidentiality-related obligations, which could materially and adversely affect our business and prospects. Moreover, data security incidents and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above.
While we have implemented security measures intended to protect our information technology systems and infrastructure, there can be no assurance that such measures will be effective. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations.
We are subject to stringent and evolving privacy and security laws, regulations, contractual obligations, industry standards, policies, and other obligations, and our failure or perceived failure to comply with such obligations could result in regulatory investigations or actions, litigation (including class actions), fines and penalties, disruptions of our business operations, loss of revenue or profits, reputational damage and other adverse business consequences.
In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data, business plans, transactions, clinical trial data and financial information (collectively, sensitive data).
Our data processing activities subject us to laws and regulations covering data privacy and the protection of personal information and other sensitive data. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business. In the United States, we may be subject to state security breach notification laws, state health information privacy laws and federal and state consumer protections laws which impose requirements for the collection, use, disclosure and transmission of personal information. Each of these laws is subject to varying interpretations by courts and government agencies, creating complex compliance issues for us. If we fail to comply with applicable laws and regulations, we could be subject to penalties or sanctions, including criminal penalties if we knowingly obtain individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or for aiding and abetting the violation of HIPAA.
Numerous other countries have, or are developing, laws governing the collection, use and transmission of personal information as well. EU member states and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations. For example, in May 2016, the EU formally adopted the General Data Protection Regulation (“GDPR”), which applies to all EU member states as of May 25, 2018 and replaces the former EU Data Protection Directive. The regulation introduces new data protection requirements in the EU and imposes substantial fines for breaches of the data protection rules. The GDPR must be implemented into national laws by the EU member states imposes strict obligations and restrictions on the ability to collect, analyze, and transfer personal data, including health data from clinical trials and adverse event reporting. Data protection authorities from different EU member states have interpreted the privacy laws differently, which adds to the complexity of processing personal data in the EU, and guidance on implementation and compliance practices are often updated or otherwise revised. Any failure to comply with the rules arising from the GDPR and related national laws of EU member states could lead to government enforcement actions and fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater, and adversely impact our operating results. The GDPR will increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with EU data protection rules.
Additionally, California enacted the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (the “CCPA”) which has been dubbed the first “GDPR-like” law in the United States. In the past few years, numerous other U.S. states—including Virginia, Colorado, Connecticut, and Utah—have also enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. The CCPA gives California residents expanded rights to access, correct and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although there are limited exemptions for clinical trial data under the CCPA (and the other similar state privacy laws), the CCPA and other similar laws may impact (possibly significantly) our business activities depending on how it is interpreted, should we become subject to the CCPA in the future.
In addition to data privacy and security laws, we may be bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We also publish privacy policies, marketing materials, and other statements regarding data privacy and security and if these policies, materials, or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.
We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data (including clinical trial data); and orders to destroy or not use personal data.
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

As a public company and large accelerated filer for the year ended December 31, 2022, we were required to provide management’s attestation on internal controls pursuant to Section 404 of the Sarbanes-Oxley Act, and our independent registered public accounting firm was required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. However, as of the last business day of our second fiscal quarter of 2023, we determined that we requalify as a smaller reporting company and as a non-accelerated filer for the year ended December 31, 2023. We are therefore no longer required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Our compliance with Section 404 in future periods may require that we incur substantial expense and expend significant management efforts. We currently do not have an internal audit group, and rely on experienced consultants to support this function. We may need to hire additional consultants or accounting and financial staff with appropriate public company experience and technical accounting knowledge in order to continually comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by The Nasdaq Stock Market LLC, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
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
The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. Global geopolitical tensions have created extreme volatility in the global capital markets and are expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive.
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
In November 2020, we filed a shelf registration statement on Form S-3 (Registration No. 333-250054) (the “Prior Registration Statement”). In November 2023, upon expiration of the of the Prior Registration Statement, we filed a new shelf registration statement on Form S-3 (Registration No. 333- 275307) that allows us to sell up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities and/or warrants (the “Current S-3 Registration Statement”), which includes a prospectus covering the issuance and sale of up to $75.0 million of common stock pursuant to an at-the-market (“ATM”) offering program. As of December 31, 2023, we had $250.0 million available under our Current S-3 Registration Statement, including $75.0 million available pursuant to our ATM program. Debt and equity financings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as redeeming our shares, making investments, issuing additional equity, incurring additional debt, making capital expenditures, declaring dividends or placing limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could negatively impact our ability to conduct our business. If we raise additional capital through future collaborations, strategic alliances or third-party licensing arrangements, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. Any of these events could significantly harm our business, financial condition and prospects.

You will be diluted by any conversions of outstanding Series A convertible preferred stock and exercises of outstanding options.
As of December 31, 2023, we had outstanding options to purchase an aggregate of 15,124,546 shares of our common stock at a weighted average exercise price of $3.87 per share and 1,250,000 shares of common stock issuable upon conversion of outstanding Series A convertible preferred stock for no additional consideration. Such Series A convertible preferred stock is convertible any time at the option of the holder thereof subject to the beneficial ownership limitations described in Note 7 to the consolidated financial statements contained in this Annual Report on Form 10-K. The exercise of such options and conversion of the Series A convertible preferred stock for shares of our common stock will result in further dilution of your investment and could negatively affect the market price of our common stock. In addition, you may experience further dilution if we issue common stock, or securities convertible into common stock, in the future. As a result of this dilution, you may receive significantly less than the full purchase price you paid for the shares in the event of liquidation.
Concentration of ownership of our common stock among our executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.
Based upon shares of our common stock outstanding as of December 31, 2023, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 52.4% of our outstanding common stock.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third-party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, and confidential information that is proprietary, strategic or competitive in nature (“Information Systems and Data”). Our information security function is led by our Director of Information Technology, with the support of our third-party specialists. Our information security function helps identify, assess and manage risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods, including automated tools, domain name system filtering, antivirus protection, vulnerability scanning and penetration testing.
Depending on the environment, systems and data, we implement and maintain various technical, physical and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data. These measures include an incident response policy, encryption of certain data, network security controls, segregation of certain data and system monitoring. Our incident response policy provides the framework for the execution of cybersecurity incident response procedures and internal communications while adhering to applicable legal reporting and disclosure requirements.
Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. Our information security function works with management to prioritize risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business.
We use third-party service providers to assist us from time to time to identify, assess and manage material risks from cybersecurity threats. In addition, we use third-party service providers to perform a variety of functions throughout our business, including, for example, hosting and processing data, manufacturing our product candidates and assisting with R&D and clinical trial activities. Depending on the nature of the services provided, the sensitivity of the systems and data at issue, and the identity of the provider, our vendor contracting processes may include imposing certain contractual provisions related to privacy and cybersecurity.
For a description about our cybersecurity risks, refer to Item 1A. “Risk Factors,” to this Annual Report on Form 10-K “Significant disruptions of our information technology systems or data security incidents could result in significant financial, legal, regulatory, business and reputational harm to us.”

Governance
Our board of directors maintains oversight of our most significant risks and our processes to identify, manage and mitigate those risks. The audit committee of our board of directors (the “Audit Committee”) has responsibility for oversight of our management of cybersecurity risks.
Our cybersecurity risk assessment and management processes are implemented and maintained by certain management, including our Director of Information Technology, who reports to our Chief Operating Officer. Our Director of Information Technology is responsible for monitoring third-party specialists, helping to integrate cybersecurity risk considerations into our overall risk management strategy and communicating key priorities to relevant personnel. Our Chief Operating Officer is responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes and reviewing security assessments and other security-related reports.
Our Incident Response Policy is designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our Chief Operating Officer. Our Chief Operating Officer and other senior management work with our incident response team to help mitigate and remediate cybersecurity incidents in which case they are notified. In addition, our Incident Response Policy includes reporting to the Audit Committee for certain cybersecurity incidents. The Incident Response Policy is managed and maintained by our Director of Information Technology, with oversight from our Chief Operating Officer. The Audit Committee receives periodic updates from our Chief Operating Officer regarding the status of our cybersecurity program and our posture to identify and mitigate risks to our information security.
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
Our common stock began trading on The Nasdaq Global Select Market on May 5, 2017, under the symbol “OVID.”
Comparative Stock Performance Graph
The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act. The following graph shows a comparison from December 31, 2018 through December 31, 2023, of the cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index.
The graph assumes an initial investment of $100 on December 31, 2018. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.
Holders of Record
As of March 5, 2024, we had approximately 14 holders of record of our common stock. Certain shares are held in “street name” and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Overview
We are a biopharmaceutical company dedicated to meaningfully improving the lives of people affected by certain epilepsies and brain conditions with seizure symptoms. Our approach to achieve this goal is scientifically driven, patient focused, and coupled with an integrated and disciplined approach to research, clinical development and business development. Our team has significant experience with and understanding of rare epilepsies and neurological conditions, and we continue to gain insight into the ways the different molecular mechanisms and pathways underlying these disorders impact the symptoms patients suffer. We have set out to be a leader in the field, and have developed a differentiated pipeline containing four novel mechanisms of action to target different causes of certain epilepsies and brain conditions with seizure symptoms. We have built a scalable scientific platform with efficient development capabilities in epilepsies and conditions with seizure symptoms that focuses on clear, clinical endpoints. Three of our programs are in clinical trials in humans, and the fourth is in preclinical development and anticipated to advance into human safety studies in 2024. We are initially pursuing therapeutic assets for rare disorders as they can leverage accelerated development programs. If successfully developed and marketed in rare conditions, we intend to explore these assets for broader neurologic indications. Our cohesive focus in certain epilepsies and brain conditions with seizure symptoms reinforces our belief that we can develop and produce multiple novel medicines, scale our infrastructure, and thereby succeed in our mission.
Since our inception in April 2014, we have devoted substantially all of our efforts to organizing and planning our business, building our management and technical team, acquiring operating assets and raising capital.
During the years ended December 31, 2023 and 2022, we generated $0.4 million and $1.5 million of royalty and licensing revenue, respectively. We have otherwise primarily funded our business through the sale of our capital stock and through the closing of the RLT Agreement with Takeda, which resulted in a one-time up-front payment of $196.0 million in 2021. Through December 31, 2023, we have raised net proceeds of $275.4 million from the sale of our convertible preferred and common stock. As of December 31, 2023, we had $105.8 million in cash, cash equivalents and marketable securities. We recorded net loss of $52.3 million and $54.2 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $277.9 million.
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
Significant Risks and Uncertainties
The global economic slowdown, the overall disruption of global healthcare systems and other risks and uncertainties associated with public health crises and global geopolitical tensions, like the ongoing war between Russia and Ukraine and the war in Israel, may have a material adverse effect on our business, financial condition, results of operations and growth prospects. The resulting high inflation rates may materially affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of our clinical trial materials and supplies, interest rates and overhead costs may adversely affect our operating results. High interest rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Furthermore, economic conditions have produced downward pressure on share prices. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates remain high or begin to rise again) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, global geopolitical tensions as a result of the ongoing war between Russia and Ukraine and the war in Israel, worsening global macroeconomic conditions and employee availability and wage increases, which may result in additional stress on our working capital resources.
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
Financial Operations Overview
Revenue
We have generated revenue primarily under the RLT Agreement, as well as nominal amounts from other licensing agreements and royalties. We have not generated any revenue from commercial drug sales and we do not expect to generate any revenue from commercial drug sales unless or until we obtain regulatory approval and commercialize one or more of our current or future drug candidates, or if we become entitled to revenue from our licensing agreements. In the future, we may also seek to generate revenue from a combination of research and development payments, license fees and other upfront or milestone payments.
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
Other Income (Expense), net
Other income (expense), net, consists primarily of interest income and accretion of discount on short-term investments and unrealized gains/losses on long-term equity investments.

Results of Operations
Comparison of the Years Ended December 31, 2023 and 2022
The following table summarizes the results of our operations for the periods indicated:

	Year Ended December 31, 2023	Year Ended December 31, 2022	Change $
	(in thousands)
Revenue:
License and other revenue	$392	$1,503	$(1,111)
Total revenue	392	1,503	(1,111)
Operating expenses:
Research and development	28,588	24,618	3,970
General and administrative	31,085	32,433	(1,348)
Total operating expenses	59,673	57,051	2,622
Loss from operations	(59,281)	(55,548)	(3,733)
Other income (expense), net	6,943	1,379	5,563
Loss before provision for income taxes	(52,339)	(54,169)	1,830
Provision for income taxes	—	—	—
Net loss	$(52,339)	$(54,169)	$1,830
Revenue
Revenue of $0.4 million was recognized for the year ended December 31, 2023 related to royalties. Revenue was $1.5 million for the year ended December 31, 2022 related to licensing and other agreements.
Research and Development Expenses

	Year Ended December 31, 2023	Year Ended December 31, 2022	Change $
	(in thousands)
Preclinical and development expenses	$14,605	$9,715	$4,883
Payroll and payroll-related expenses	10,541	11,498	(957)
Other expenses	3,442	3,405	37
Total research and development	$28,588	$24,618	$3,963
Research and development expenses were $28.6 million for the year ended December 31, 2023 compared to $24.6 million for the year ended December 31, 2022. The increase of $4.9 million in preclinical and development expenses was due to additional activities related to our ongoing development programs, primarily relating to OV888 (GV101) and OV329. The decrease of $1.0 million in payroll and payroll-related expenses was primarily due to the impact of a reorganization in early 2022 which resulted in approximately $1.0 million in severance costs during the period.

General and Administrative Expenses

	Year Ended December 31, 2023	Year Ended December 31, 2022	Change $
	(in thousands)
Payroll and payroll-related expenses	$17,131	$16,071	$1,060
Legal and professional fees	7,610	9,253	(1,643)
General office expenses	6,345	7,108	(763)
Total general and administrative	$31,085	$32,432	$(1,347)
General and administrative expenses were $31.1 million for the year ended December 31, 2023 compared to $32.4 million for the year ended December 31, 2022. The decrease of $1.3 million was primarily due to reduced legal and professional fees and general office expenses, partially offset by an increase in non-cash compensation expenses.
Other Income (Expense), net
Other income (expense), net was $6.9 million for the year ended December 31, 2023, comprised of $4.9 million in interest and accretion income on investments in U.S. treasuries and $2.0 million of unrealized gain on long-term equity investments. For the year ended December 31, 2022, other income (expense), net of $1.4 million was comprised of $1.8 million in interest and accretion income on investments in U.S. treasuries and $0.4 million of unrealized loss on long-term equity investments.
Liquidity and Capital Resources
Overview
As of December 31, 2023 and 2022, we had total cash, cash equivalents and marketable securities of $105.8 million and $129.0 million, respectively. We believe that our cash, cash equivalents and marketable securities as of December 31, 2023 will fund our projected operating expenses and capital expenditure requirements for at least 12 months from the issuance of this Annual Report on Form 10-K.
Similar to other development-stage biotechnology companies, we have generated limited revenue. We have incurred losses and experienced negative operating cash flows in most years since our inception and anticipate that we will continue to incur losses for at least the next several years. We incurred net losses of $52.3 million and $54.2 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $277.9 million and working capital of $98.1 million.
Future Funding Requirements
We believe that our available cash, cash equivalents and marketable securities are sufficient to fund existing and planned cash requirements into the first half of 2026. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, clinical costs, legal and other regulatory expenses and general overhead costs. We have based our estimates on assumptions that may prove to be incorrect, and we could use our capital resources sooner than we currently expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. We cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability.
As of December 31, 2023, we had no material non-cancelable purchase commitments with service providers, as we have generally contracted on a cancelable, purchase order basis. We cannot estimate whether we will receive or the timing of any potential contingent payments upon the achievement by us of clinical, regulatory and commercial events, as applicable, or royalty payments that we may be required to make under license agreements we have entered into with various entities pursuant to which we have in-licensed certain intellectual property as contractual obligations or commitments, including agreements with AstraZeneca, Gensaic and Northwestern. Pursuant to these license agreements, we have agreed to make milestone payments up to an aggregate of $660.3 million upon the achievement of certain development, regulatory and sales milestones. We excluded these contingent payments from the consolidated financial statements given that the timing, probability, and amount, if any, of such payments cannot be reasonably estimated at this time.

In September 2021, we entered into a 10-year lease agreement for our corporate headquarters with a term commencing March 10, 2022, for approximately 19,000 square feet of office space at Hudson Commons in New York, New York. The lease provides for monthly rental payments over the lease term. The base rent under the lease is currently $2.3 million per year. Rent payments commenced January 10, 2023, and will continue for ten years following the rent commencement date. We issued a letter of credit in the amount of $1.9 million in association with the execution of the lease agreement, which is reflected as restricted cash on the consolidated balance sheets. Payment obligations under the lease agreement include approximately $2.3 million in the 12 months subsequent to December 31, 2023 and approximately $23.5 million over the term of the agreement. For additional information see Note 5 to our consolidated financial statements under the heading 'Leases.'
We have no products approved for commercial sale and have not generated any revenues from product sales to date. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings and additional funding from license and collaboration arrangements. Except for any obligations of our collaborators to reimburse us for research and development expenses or to make milestone or royalty payments under our agreements with them, we will not have any committed external source of liquidity. To the extent that we raise additional capital through future equity offerings or debt financings, ownership interests may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt and equity financings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. There can be no assurance that such financings will be obtained on terms acceptable to us, if at all. Additionally, while the long-term economic impact of geopolitical tensions, including the war between Russia and Ukraine and war in Israel, is difficult to assess or predict, each of these events has caused significant disruptions to the global financial markets and contributed to a general global economic slowdown. Furthermore, inflation rates have increased recently to levels not seen in decades. In addition, the U.S. Federal Reserve has raised interest rates in response to concerns about inflation. High interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. If the disruptions and slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our ability to pursue our business strategy. If we raise additional funds through collaborations, strategic alliances or licensing agreements with third parties for one or more of our current or future drug candidates, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates or to grant licenses on terms that may not be favorable to us. Our failure to raise capital as and when needed would have a material adverse effect on our financial condition and our ability to pursue our business strategy. See “Risk Factors” for additional risks associated with our capital requirements.
At-the-Market Offering Program
In November 2020, we filed a shelf registration statement on Form S-3 (Registration No. 333-250054) (the “Prior S-3 Registration Statement”). In November 2023, upon expiration of the of the Prior Registration Statement, we filed a new shelf registration statement on Form S-3 (Registration No. 333-275307) that allows us to sell up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities and/or warrants (the “Current S-3 Registration Statement”), which includes a prospectus covering the issuance and sale of up to $75.0 million of common stock pursuant to an at-the-market (“ATM”) offering program, including the unsold securities under the Prior Registration Statement. During the years ended December 31, 2023 and 2022, we did not sell any shares under our ATM program. As of December 31, 2023, we had $250.0 million available under our Current S-3 Registration Statement, including $75.0 million available pursuant to our ATM program.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31, 2023	Year Ended December 31, 2022
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(45,781)	$(55,170)
Investing activities	(2,581)	(87,940)
Financing activities	30,535	181
Net decrease in cash, cash equivalents, and restricted cash	$(17,827)	$(142,930)
Net Cash Used in Operating Activities
Net cash used in operating activities was $45.8 million for the year ended December 31, 2023, which consisted of net loss of $52.3 million offset by a net of $6.6 million of various non-cash charges and operating cash changes, most significantly $7.3 million in stock-based compensation. Net cash used in operating activities was $55.2 million for the year ended December 31, 2022, which consisted of net loss of $54.2 million and $8.3 million decrease in accounts payable and accrued expenses, partially offset by various non-cash charges and cash changes.
Net Cash Used in Investing Activities
Net cash used in investing activities was $2.6 million for the year ended December 31, 2023, which was primarily related to our purchases and sales/maturities of investments in U.S. treasury funds and the purchase of a long-term equity investment. For the year ended December 31, 2022, $87.9 million was used in investing activities, primarily comprised of purchases and sales/maturities of investments in U.S. treasury funds.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $30.5 million for the year ended December 31, 2023, which was primarily due to the $30.0 million received in connection with the Ligand Agreement. For the same period in 2022, cash provided by financing activities was $0.2 million, related to proceeds from the exercise of options and purchases made under the employee stock purchase plan.
Critical Accounting Estimates and Policies
Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the revenue and expenses incurred during the reported periods. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known.
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

Revenue Recognition
We recognize revenue under sublicense agreements in accordance with ASC 606, Revenue Recognition, which is applicable to the RLT Agreement. The terms of the agreements within this scope may contain multiple performance obligations, including but not limited to licenses and research and development activities. ASC 606 requires that we evaluate these agreements to determine the distinct performance obligations. Non-refundable, upfront fees that are not contingent on any future performance and require no consequential continuing involvement by us, are recognized as revenue when the license term commences and the licensed data, technology or product is delivered. We defer recognition of non-refundable upfront fees if the performance obligations are not satisfied.
During the year ended December 31, 2023, we recognized revenue of approximately $0.4 million related to royalty agreements.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The primary objectives of our investment activities are to ensure liquidity and to preserve capital. As of December 31, 2023, we had cash, cash equivalents and marketable securities of $105.8 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in institutional market funds that are comprised of U.S. Treasury and U.S. Treasury-backed repurchase agreements as well as treasury notes and high quality short-term corporate bonds.

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
As of December 31, 2023, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2023 our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, under the supervision and with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Attestation Report of the Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report on our internal control over financial reporting from our registered public accounting firm due to an exemption as a smaller reporting company and as a non-accelerated filer for the year ended December 31, 2023.
Changes in Internal Control over Financial Reporting
There have been no changes in internal controls over financial reporting during our most recent quarter ended December 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Certain information required by Part III is omitted from this Annual Report because we will file with the SEC a definitive proxy statement pursuant to Regulation 14A, or the 2024 Proxy Statement, no later than 120 days after the end of our fiscal year, and certain information included therein is incorporated herein by reference.
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this item is incorporated by reference to the information set forth in the sections titled “Proposal 1 – Election of Directors,” “Executive Officers,” and “Information Regarding the Board and Corporate Governance” and “Delinquent Section 16(a) Reports,” if any, in our 2024 Proxy Statement.
Information regarding our Code of Business Conduct and Ethics, or the Code of Conduct, required by this item will be contained in our 2024 Proxy Statement under the caption “Information Regarding the Board and Corporate Governance – Code of Business Conduct and Ethics,” and is hereby incorporated by reference. If we make any substantive amendments to the Code of Conduct or grant any waiver from a provision of the Code of Conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on its website. The full text of our Code of Conduct is available at the Investors section of our website at www.ovidrx.com. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the information set forth in the section titled “Executive Officer and Director Compensation” in our 2024 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2024 Proxy Statement.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to the information set forth in the section titled “Transactions with Related Persons” and “Information Regarding the Board and Corporate Governance – Board Independence” in our 2024 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information set forth in Proposal 3 under the section titled “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policies and Procedures” contained in our 2024 Proxy Statement.

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

4.2	Description of the Securities of Ovid Therapeutics Inc.

4.3
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

10.13+	Amended Non-Employee Director Compensation Policy, effective May 5, 2022.

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

10.19+
Royalty, License and Termination Agreement, by and between the Company and Takeda Pharmaceutical Company Limited, dated March 2, 2021 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 10-Q (File No. 001-38085), filed with the Commission on May 13, 2021.

10.20†
License Agreement, dated as of December 30, 2021, by and between the Ovid Therapeutics Inc. and AstraZeneca AB (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38085), filed with the Commission on January 3, 2022).

10.21^	Purchase and Sale Agreement, dated as of October 17, 2023, by and between the Company and Ligand Pharmaceuticals Incorporated.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on the signature page to this report)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Incentive Compensation Recoupment Policy

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained within Exhibit 101)

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

OVID THERAPEUTICS INC.

Date: March 8, 2024	By:	/s/ Jeremy M. Levin
Jeremy M. Levin
Chief Executive Officer (Principal Executive Officer)

Date: March 8, 2024	By:	/s/ Jeffrey Rona
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

Signature	Title	Date

/s/ Jeremy M. Levin, DPhil, MB BChir	Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2024
Jeremy M. Levin, DPhil, MB BChir

/s/ Jeffrey Rona	Chief Business and Financial Officer (Principal Financial and Accounting Officer)	March 8, 2024
Jeffrey Rona

/s/ Karen Bernstein, PhD	Director	March 8, 2024
Karen Bernstein, PhD

/s/ Barbara Duncan	Director	March 8, 2024
Barbara Duncan

/s/ Bart Friedman	Director	March 8, 2024
Bart Friedman

/s/ Kevin Fitzgerald, PhD	Director	March 8, 2024
Kevin Fitzgerald, PhD

/s/ Robert Michael Poole, MD, FACP	Director	March 8, 2024
Robert Michael Poole, MD, FACP

OVID THERAPEUTICS INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Ovid Therapeutics Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Ovid Therapeutics Inc. and subsidiary (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
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
New York, New York
March 8, 2024

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
OVID THERAPEUTICS INC.
Consolidated Balance Sheets

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$27,041,517	$44,867,846
Marketable securities	78,791,858	84,133,565
Prepaid expenses and other current assets	3,764,332	2,379,280
Total current assets	109,597,707	131,380,691

Long-term equity investments	17,625,620	5,622,547
Restricted cash	1,930,753	1,930,753
Right-of-use asset, net	13,894,376	14,922,669
Property and equipment, net	768,753	1,147,963
Other assets	209,574	261,191
Total assets	$144,026,783	$155,265,814

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,702,936	$1,952,910
Accrued expenses	6,525,235	4,504,669
Current portion, lease liability	1,246,119	533,946
Total current liabilities	11,474,290	6,991,525

Long-term liabilities:
Lease liability	14,755,606	16,001,725
Royalty monetization liability	30,000,000	—
Total liabilities	56,229,896	22,993,250

Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; Series A convertible preferred stock, 10,000 shares designated, 1,250 shares issued and outstanding at December 31, 2023 and 2022	1	1
Common stock, $0.001 par value; 125,000,000 shares authorized; 70,691,992 and 70,466,885 shares issued and outstanding at December 31, 2023 and 2022, respectively	70,692	70,467
Additional paid-in-capital	365,590,993	357,770,825
Accumulated other comprehensive income (loss)	702	(42,187)
Accumulated deficit	(277,865,501)	(225,526,542)
Total stockholders' equity	87,796,887	132,272,564
Total liabilities and stockholders' equity	$144,026,783	$155,265,814
See accompanying notes to these consolidated financial statements

OVID THERAPEUTICS INC.
Consolidated Statements of Operations

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Revenue:
License and other revenue	$391,695	$1,502,748
Total revenue	391,695	1,502,748
Operating expenses:
Research and development	28,587,884	24,618,399
General and administrative	31,085,274	32,432,510
Total operating expenses	59,673,158	57,050,909
Loss from operations	(59,281,464)	(55,548,161)
Other income (expense), net	6,942,505	1,379,132
Loss before provision for income taxes	$(52,338,959)	$(54,169,029)
Provision for income taxes	—	—
Net loss	$(52,338,959)	$(54,169,029)
Net loss per share, basic	$(0.74)	$(0.77)
Net loss per share, diluted	$(0.74)	$(0.77)
Weighted-average common shares outstanding, basic	70,580,604	70,424,819
Weighted-average common shares outstanding, diluted	70,580,604	70,424,819
See accompanying notes to these consolidated financial statements

OVID THERAPEUTICS INC.
Consolidated Statements of Comprehensive Income (Loss)

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Net loss	$(52,338,959)	$(54,169,029)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	702	(42,187)
Comprehensive loss	$(52,338,257)	$(54,211,216)
See accompanying notes to these consolidated financial statements

OVID THERAPEUTICS INC.
Consolidated Statement of Changes in Stockholders’ Equity

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	1,250	$1	70,466,885	$70,467	$357,770,825	$(42,187)	$(225,526,542)	$132,272,564
Issuance of common stock from exercise of stock options and employee stock purchase plan	—	—	225,107	225	534,976	—	—	535,201
Stock-based compensation expense	—	—	—	—	7,285,192	—	—	7,285,192
Other comprehensive income	—	—	—	—	—	42,889	—	42,889
Net loss	—	—	—	—	—	—	(52,338,959)	(52,338,959)
Balance, December 31, 2023	1,250	$1	70,691,992	$70,692	$365,590,993	$702	$(277,865,501)	$87,796,887

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	1,250	$1	70,364,912	$70,359	$351,033,589	$—	$(171,357,513)	$179,746,436
Issuance of common stock from exercise of stock options and employee stock purchase plan	—	—	101,973	108	180,550	—	—	180,658
Stock-based compensation expense	—	—	—	—	6,556,686	—	—	6,556,686
Other comprehensive loss	—	—	—	—	—	(42,187)	—	(42,187)
Net loss	—	—	—	—	—	—	(54,169,029)	(54,169,029)
Balance, December 31, 2022	1,250	$1	70,466,885	$70,467	$357,770,825	$(42,187)	$(225,526,542)	$132,272,564
See accompanying notes to these consolidated financial statements

OVID THERAPEUTICS INC.
Consolidated Statements of Cash Flows

	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash flows from operating activities:
Net loss	$(52,338,959)	$(54,169,029)
Adjustments to reconcile net loss to cash used in operating activities:
Non-cash consideration received in licensing agreement transaction	—	(945,366)
Unrealized (gain) loss on equity investments	(2,003,073)	454,811
Change in accrued interest income and accretion of discount on marketable securities	(2,172,254)	(1,211,311)
Stock-based compensation expense	7,285,192	6,556,686
Depreciation and amortization expense	568,282	512,505
Amortization of right-of-use asset	1,028,293	869,100
Change in lease liability	(533,946)	936,927
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(1,385,052)	109,292
Accounts payable	1,750,026	(5,174,136)
Accrued expenses	2,020,566	(3,166,606)
Net cash used in operating activities	(45,780,925)	(55,227,127)

Cash flows from investing activities:
Purchase of marketable securities	(112,443,150)	(172,964,441)
Sales/maturities of marketable securities	120,000,000	90,000,000
Purchase of long-term equity investments	(10,000,000)	(2,500,000)
Issuance of convertible short-term note receivable	—	(1,000,000)
Purchases of property and equipment	(40,308)	(1,224,379)
Software development and other costs	(97,147)	(194,397)
Net cash used in investing activities	(2,580,605)	(87,883,217)

Cash flows from financing activities:
Proceeds from exercise of options and employee stock purchase plan	535,201	180,658
Proceeds from royalty monetization agreement	30,000,000	—
Net cash provided by financing activities	30,535,201	180,658

Net decrease in cash, cash equivalents and restricted cash	(17,826,329)	(142,929,686)
Cash, cash equivalents and restricted cash, at beginning of period	46,798,599	189,728,285
Cash, cash equivalents and restricted cash, at end of period	$28,972,270	$46,798,599

Non-cash investing and financing activities:
Right-of-use asset in exchange for lease liability	$—	$15,791,769
Conversion of short-term note receivable to long-term equity investment	$—	$1,000,000
See accompanying notes to these consolidated financial statements

OVID THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – NATURE OF OPERATIONS
Ovid Therapeutics Inc. (the “Company”) was incorporated under the laws of the state of Delaware, commenced operations on April 1, 2014, and maintains its principal executive office in New York, New York. The Company is a biopharmaceutical company that is dedicated to meaningfully improving the lives of people affected by certain epilepsies and brain conditions with seizure symptoms.
Since its inception, the Company has devoted substantially all of its efforts to business development, research and development, recruiting management and technical staff, and raising capital, and has financed its operations through the issuance of convertible preferred stock, common stock and other equity instruments, the sale and/or licensing of certain assets and the licensing of certain intellectual property. The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development and regulatory success, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, and the ability to secure additional capital to fund operations.
The Company’s major sources of cash have been licensing revenue, proceeds from various public and private offerings of its capital stock, option exercises and interest income. As of December 31, 2023, the Company had approximately $105.8 million in cash, cash equivalents and marketable securities. Since inception, the Company has generated $222.8 million in revenue, primarily from the Company’s royalty, license and termination agreement (“RLT Agreement”) with Takeda Pharmaceutical Company Limited (“Takeda”). Historically, the Company has incurred recurring losses, has experienced recurring negative operating cash flows and has required significant cash resources to execute its business plans, which the Company expects will continue for the foreseeable future. The Company has an accumulated deficit of $277.9 million as of December 31, 2023, working capital of $98.1 million and had cash used in operating activities of $45.8 million for the year ended December 31, 2023.
The Company recorded a net loss of $52.3 million during the year ended December 31, 2023 and expects to incur losses in subsequent periods for at least the next several years. The Company is highly dependent on its ability to find additional sources of funding through either equity offerings, debt financings, collaborations, strategic alliances, licensing agreements or a combination of any such transactions. Management believes that the Company’s existing cash, cash equivalents and marketable securities as of December 31, 2023 will be sufficient to fund its current operating plans through at least 12 months from the date of filing of the Company’s Annual Report on Form 10-K. Adequate additional funding may not be available to the Company on acceptable terms or at all. The failure to raise capital as and when needed could have a negative impact on the Company’s financial condition and ability to pursue its business strategy. The Company may be required to delay, reduce the scope of or eliminate research and development programs, or obtain funds through arrangements with collaborators or others that may require the Company to relinquish rights to certain drug candidates that the Company might otherwise seek to develop or commercialize independently.
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
(C) Marketable Securities
Marketable securities consist of investments in U.S. treasury instruments which are considered available-for-sale securities. The Company classifies its marketable securities with maturities of less than one year from the balance sheet date as current assets on its consolidated balance sheets. The Company classifies its marketable securities with original maturities of less than three months as cash equivalents on its consolidated balance sheets. Unrealized gains and losses on these securities that are determined to be temporary are reported as a separate component of accumulated other comprehensive income (loss) in stockholders' equity.
(D) Restricted Cash
The Company classifies as restricted cash all cash pledged as collateral to secure long-term obligations and all cash for which use is otherwise limited by contractual provisions. Amounts are reported as non-current unless restrictions are expected to be released in the next 12 months.
(E) Long-term Equity Investments
Long-term equity investments consist of equity investments in the preferred shares of Gensaic, Inc., formerly M13 Therapeutics, Inc. (“Gensaic”), and Graviton Bioscience Corporation (“Graviton”), both privately held corporations. The preferred shares are not considered in-substance common stock, and the investments are accounted for at cost, with adjustments for observable changes in prices or impairments, and are classified within long-term equity investments on the consolidated balance sheets with adjustments recognized in other income (expense), net on the consolidated statements of operations. The Company has determined that these equity investments do not have a readily determinable fair value and elected the measurement alternative. Therefore, the carrying amount of the equity investments will be adjusted to fair value at the time of the next observable price change for the identical or similar investment of the same issuer, or when an impairment is recognized. Each reporting period, the Company performs a qualitative assessment to evaluate whether the investments are impaired. The assessment includes a review of recent operating results and trends, recent sales/acquisitions of the investees' securities, and other publicly available data. If an investment is determined to be impaired, the Company will then write it down to its estimated fair value. As of December 31, 2023 and 2022, the equity investment in Gensaic had a carrying value of $5.1 million. As of December 31, 2023, the equity investment in Graviton had a carrying value of $11.2 million, which reflects a $1.2 million unrealized gain recognized during the year and recorded in other income (expense), net, in the consolidated statements of operations due to an observable change in price.
Long-term equity investments also consist of an equity investment in the common shares of Marinus Pharmaceuticals, Inc. (“Marinus”) that was received as non-cash consideration via the terms of a licensing agreement executed between the two companies effective March 2022. The equity shares are marked-to-market at each reporting date with changes in the fair value being reflected in the carrying value of the investment on the Company's consolidated balance sheets and other income (expense), net on the Company's consolidated statements of operations. As of December 31, 2023 and 2022, the equity investment in Marinus had a carrying value of approximately $1.3 million and $0.5 million, respectively.
No impairments were recognized in the years ending December 31, 2023 and 2022.
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
(G) Fair Value of Financial Instruments
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
The three levels of the fair value hierarchy are as follows:
•Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities. The Company's Level 1 assets consisted of investments in a U.S. treasury money market fund and equity securities totaling approximately $25.7 million and $42.5 million, respectively, as of December 31, 2023 and 2022.
•Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted prices of similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active). Level 2 includes financial instruments that are valued using models or other valuation methodologies. The Company's Level 2 assets consisted of U.S. treasury bills totaling approximately $78.8 million and $84.1 million, respectively, as of December 31, 2023 and 2022.
•Level 3—Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when the fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. The Company's Level 3 liabilities consist of a royalty monetization liability totaling $30.0 million at December 31, 2023. There were no Level 3 assets or liabilities as of December 31, 2022.
The carrying amounts reported in the consolidated balance sheets for cash, cash equivalents and marketable securities, other current assets, accounts payable, and accrued expenses approximate their fair values based on the short-term maturity of these instruments.
(H) Leases
The Company determines if an arrangement is a lease at inception and recognizes the lease in accordance with ASC 842, Lease Accounting. Operating leases are included in right-of-use (“ROU”) assets, current portion, lease liability and long-term lease liability in the Company's consolidated balance sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. The Company determines the portion of the lease liability that is current as the difference between the calculated lease liability at the end of the current period and the lease liability that is projected 12 months from the current period.
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
(L) Royalty Monetization Liability
The Company accounted for its sale to Ligand Pharmaceuticals Incorporated (“Ligand”) of a 13% share of royalties and milestones owed to the Company related to the potential approval and commercialization of soticlestat in accordance with ASC 470, Debt, which addresses situations in which an entity receives cash from an investor in return for an agreement to pay the investor a specified percentage of the revenue from a contractual right. The Company classified the proceeds received from the sale to Ligand as debt as the Company determined that it had significant continuing involvement in the generation of the cash flows to Ligand. The Company further elected to account for the debt at fair value in accordance with ASC 825, Financial Instruments, which permits a company to elect the fair value option on an instrument specific basis for a recognized financial liability that is not specifically excluded.
If commercialized, the Company will recognize 100% of the royalties and milestones received for sales of soticlestat as revenue and the 13% share of royalties payable to Ligand Pharmaceuticals as a cash outflow from financing activities in the consolidated statements of cash flows. Changes in the fair value of the debt will be classified as a component of other income / expense in the consolidated statements of operations. The change in fair value of the debt was immaterial for the year-ended December 31, 2023.
(M) Income Taxes
The Company accounts for income taxes under the asset and liability method, which requires deferred tax assets and liabilities to be recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts and respective tax bases of existing assets and liabilities, as well as for net operating loss carryforwards and research and development credits. Valuation allowances are provided if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The impact of a change in tax laws is recorded in the period in which the law is enacted.
(N) Net Loss per Share
Net loss per common share is determined by dividing net loss attributable to common stockholders by the basic and diluted weighted-average common shares outstanding during the period. The Company applies the two-class method to allocate earnings between common stock and participating securities.
Net loss per diluted share attributable to common stockholders adjusts the basic earnings per share attributable to common stockholders and the weighted-average number of shares of common stock outstanding for the potential dilutive impact of stock options using the treasury-stock method and the potential impact of preferred stock using the if-converted method.
(O) Retirement Plan
The Company maintains a 401(k)-retirement plan for its employees that is intended to qualify under Sections 401(a) and 501(a) of the U.S. Internal Revenue Code of 1986, as amended (“Code”). The Company provides all active employees with a 100% matching contribution equal to 3% of an employee’s eligible deferred compensation and a 50% matching contribution on employee contributions that are between 3% and 5% of an employee’s eligible deferred compensation. These safe harbor contributions vest immediately. For the years ended December 31, 2023 and 2022 the Company contributed $311,640 and $339,405, respectively.

(P) Revenue Recognition
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
(Q) Recent Accounting Pronouncements
The Company has reviewed recently issued accounting standards and plans to adopt those that are applicable. The Company does not expect the adoption of those standards to have a material impact on its financial position, results of operations or cash flows.
The Company adopts new pronouncements relating to GAAP applicable to the Company as they are issued, and based upon the effective dates included in the pronouncements. Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.
NOTE 3 – CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES
The following tables summarize the fair value of cash, cash equivalents and marketable securities as well as gross unrealized holding gains and losses as of December 31, 2023 and 2022:

	December 31, 2023
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Cash	$2,701,396	$—	$—	$2,701,396
Money market funds	24,340,121	—	—	24,340,121
Marketable securities	78,791,156	702	—	78,791,858
Total cash, cash equivalents and marketable securities	$105,832,673	$702	$—	$105,833,375

	December 31, 2022
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Cash	$2,853,042	$—	$—	$2,853,042
Money market funds	42,014,804	—	—	42,014,804
Marketable securities	84,175,752	—	(42,187)	84,133,565
Total cash, cash equivalents and marketable securities	$129,043,598	$—	$(42,187)	$129,001,411
The Company did not hold any securities that were in an unrealized loss position for more than 12 months as of December 31, 2023 and 2022.
There were no material realized gains or losses on available-for-sale securities during the years ended December 31, 2023 and 2022.
NOTE 4 – PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS
Property and equipment is summarized as follows:

	December 31, 2023	December 31, 2022
Furniture and equipment	$1,463,340	$1,423,032
Leasehold improvements	306,312	306,312
Less accumulated depreciation	(1,000,899)	(581,381)
Total property and equipment, net	$768,753	$1,147,963
Depreciation expense was $419,518 and $319,173 for the years ended December 31, 2023 and 2022 respectively.
Intangible assets, net of accumulated amortization, were $182,974 and $222,100 as of December 31, 2023 and 2022, respectively, and are included in other assets. Amortization expense was $148,764 and $193,333 for the years ended December 31, 2023 and 2022, respectively.
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
The Hudson Commons lease has a remaining lease term of approximately nine years and includes a single renewal option for an additional five years. The Company did not include the renewal option in the lease term when calculating the lease liability as the Company is not reasonably certain that it will exercise the renewal option. The present value of the lease payments is calculated using an incremental borrowing rate of 7.02%. Lease expense is included in general and administrative and research and development expenses in the consolidated statements of operations.
ROU asset and lease liabilities related to the Company's operating lease are as follows:

	December 31, 2023	December 31, 2022
ROU asset	$13,894,376	$14,922,669
Current lease liability	$1,246,119	$533,946
Long-term lease liability	$14,755,606	$16,001,725

The components of operating lease cost for the year ended December 31, 2023 and 2022 were as follows:

	December 31, 2023	December 31, 2022
Operating lease cost	$2,167,233	$1,806,028
Variable lease cost	—	—
Short-term lease cost	—	—
Future minimum commitments under the non-cancelable operating lease are as follows:

2024	$2,316,303
2025	2,316,303
2026	2,316,303
2027	2,316,303
2028	2,469,447
Thereafter	9,877,788
$21,612,447
NOTE 6 – ACCRUED EXPENSES
Accrued expenses consist of the following:

	December 31, 2023	December 31, 2022
Payroll and bonus accrual	$4,277,034	$3,233,802
Research and development accrual	1,395,751	395,247
Professional fees accrual	521,942	682,664
Other	330,508	192,956
Total	$6,525,235	$4,504,669

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
There were 1,250 shares of Series A Preferred Stock outstanding as of December 31, 2023 and 2022. Each share of Series A Preferred Stock is convertible into 1,000 shares of common stock at any time at the holder’s option. However, the holder will be prohibited, subject to certain exceptions, from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than, at the written election of the holder, either 9.99% or 14.99% of the total number of shares of common stock then issued and outstanding, which percentage may be changed at the holder’s election to any other number less than or equal to 19.99% upon 61 days’ notice to the Company; provided, however, that effective 61 days after delivery of such notice, such beneficial ownership limitations shall not be applicable to any holder that beneficially owns either 10.0% or 15.0%, as applicable based on the holder’s initial written election noted above, of the total number of shares of common stock issued and outstanding immediately prior to delivery of such notice. In the event of a liquidation, dissolution, or winding up of the

Company, holders of Series A Preferred Stock will receive a payment equal to $0.001 per share of Series A Preferred Stock before any proceeds are distributed to the holders of common stock.
Dividends
Through December 31, 2023, the Company has not declared any dividends. No dividends on the common stock shall be declared and paid unless dividends on the preferred stock have been declared and paid.
NOTE 8 – STOCK-BASED COMPENSATION
The Company’s Board of Directors (the “Board”) adopted and approved the 2014 Equity Incentive Plan (“2014 Plan”), which authorized the Company to grant shares of common stock in the form of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock and restricted stock units. The types of stock-based awards, including share purchase rights amount, terms, and provisions for exercising grants were determined by the Board.
The Board adopted, and the Company's stockholders approved, the 2017 equity incentive plan (“2017 Plan”), which became effective on May 4, 2017. The initial reserve of shares of common stock under the 2017 Plan was 3,052,059 shares. The 2017 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards, and other forms of stock-based awards. Additionally, the 2017 Plan provides for the grant of performance awards. The Company's employees, officers, directors, consultants and advisors are eligible to receive awards under the 2017 Plan. Upon the adoption of the 2017 Plan, no further awards were granted under the 2014 Plan. Pursuant to the terms of the 2017 Plan, on each January 1st, the plan limit shall be increased by the lesser of (x) 5% of the number of shares of common stock outstanding as of the immediately preceding December 31 and (y) such lesser number as the Board may determine in its discretion. On January 1, 2022, an additional 1,000,000 shares were reserved for issuance under the 2017 Plan. On January 1, 2023, an additional 3,523,344 shares were reserved for issuance under the 2017 Plan. As of December 31, 2023, there were 4,400,759 shares of the Company’s common stock reserved for issuance under the 2017 Plan. On January 1, 2024, an additional 3,534,600 shares were reserved for issuance under the 2017 Plan.
The Board adopted, and the Company's stockholders approved the 2017 employee stock purchase plan (“ESPP”), which became effective on May 4, 2017. The initial reserve of shares of common stock that may be issued under the ESPP was 279,069 shares. The ESPP allows employees to purchase common stock of the Company at a 15% discount to the market price on designated purchase dates. During the years ended December 31, 2023 and 2022, 63,761 and 76,455 shares were purchased under the ESPP and the Company recorded expense of $57,148 and $85,319, respectively. The number of shares of common stock reserved for issuance under the ESPP will automatically increase on January 1 of each year, beginning on January 1, 2018 and continuing through and including January 1, 2027, by the lesser of (i) 1% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, (ii) 550,000 shares or (iii) such lesser number of shares determined by the Board. The Board acted prior to January 1, 2024 to provide that there be no increase in the number of shares reserved for issuance under the ESPP. As of December 31, 2023 and 2022, there were 352,846 and 416,607 shares of the Company’s common stock reserved for issuance under the ESPP.
Unless specified otherwise in an individual option agreement, stock options granted under the 2014 Plan and 2017 Plan have a ten-year term and a four-year graded vesting period. The vesting requirement is generally conditioned upon the grantee’s continued service with the Company during the vesting period. Once vested, all options granted are exercisable from the date of grant until they expire. The option grants are non-transferable. Vested options remain exercisable for 90 days under the 2017 Plan and 30 days under the 2014 Plan subsequent to the termination of the option holder’s service with the Company. In the event of the option holder’s death or disability while employed by or providing service to the Company, the exercisable period extends to 18 months or 12 months, respectively under the 2017 Plan and 6 months under the 2014 Plan..
Performance-based option awards generally have similar vesting terms, with vesting occurring on the date the performance condition is achieved and expire in accordance with the specific terms of the agreement. At December 31, 2023 and 2022, there were zero and 100,000 performance-based options outstanding and unvested, respectively, that include options to vest upon the achievement of certain research and development milestones.
The fair value of options granted during the years ended December 31, 2023 and 2022 was estimated using the Black-Scholes option valuation model. The inputs for the Black-Scholes option valuation model require significant assumptions made by management and are detailed in the table below. The risk-free interest rates were based on the rate for U.S. Treasury securities at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected life was based on the simplified method in accordance with the SEC Staff Accounting Bulletin No. Topic 14D. The expected volatility was estimated based on the Company's published historical stock prices.
All assumptions used to calculate the grant date fair value of nonemployee options are generally consistent with the assumptions used for options granted to employees. In the event the Company terminates any of its consulting agreements, the unvested options underlying the agreements would also be cancelled.
The Company granted 45,000 and zero stock options to nonemployee consultants for services rendered during the years ended December 31, 2023 and 2022, respectively. There were 98,542 and 127,459 unvested nonemployee options outstanding as of December 31, 2023 and 2022, respectively. Total expense recognized related to the nonemployee stock options for the years ended December 31, 2023 and 2022 was $202,114 and $575,995, respectively. Total unrecognized compensation expenses related to the nonemployee stock options was $133,769 and $626,977 as of December 31, 2023 and 2022, respectively. During the years ended December 31, 2023 and 2022, there were no expenses for nonemployee performance-based option awards recognized.
The Company granted 2,993,000 and 4,575,641 stock options to employees during the years ended December 31, 2023 and 2022, respectively. There were 5,376,910 and 6,090,889 unvested employee options outstanding as of December 31, 2023 and 2022, respectively. Total expense recognized related to the employee stock options for the years ended December 31, 2023 and 2022 was $7.5 million and $5.9 million, respectively. Total unrecognized compensation expense related to employee stock options was $9.3 million and $11.5 million as of December 31, 2023 and 2022, respectively. During the years ended December 31, 2023 and 2022, the Company recognized zero and $0.1 million, respectively, in expenses for employee performance-based option awards.
The Company’s stock-based compensation expense was recognized in operating expenses as follows:

	For the Year Ended December 31,
	2023	2022
Research and development	$1,936,746	$1,770,599
General and administrative	5,348,446	4,786,087
Total	$7,285,192	$6,556,686

	For the Year Ended December 31,
	2023	2022
Stock options	$7,228,044	$6,471,367
Employee stock purchase plan	57,148	85,319
Total	$7,285,192	$6,556,686

The fair value of employee options granted during the years ended December 31, 2023 and 2022, respectively, was estimated by utilizing the following assumptions:

	For the Year Ended December 31,
	2023	2022
	Weighted Average	Weighted Average
Volatility	84.52%	87.16%
Expected term in years	6.07	6.07
Dividend rate	0.00%	0.00%
Risk-free interest rate	3.97%	2.21%
Fair value of option on grant date	$1.92	$2.12

The fair value of nonemployee options granted and remeasured during the years ended December 31, 2023 and 2022, respectively, was estimated by utilizing the following assumptions:

	For the Year Ended December 31,
	2023	2022
	Weighted Average	Weighted Average
Volatility	83.73%	—%
Expected term in years	5.32	0.00
Dividend rate	0.00%	0.00%
Risk-free interest rate	3.86%	—%
Fair value of option on grant date	$2.21	$—
The following table summarizes the number of options outstanding and the weighted average exercise price:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2021	10,776,758	$4.97	6.07	$2,389,890
Vested and exercisable at December 31, 2021	6,188,200	$5.98	4.63	$1,531,907
Granted	4,575,641	2.89	9.26
Exercised	(25,518)	1.91
Forfeited or expired	(2,365,643)	5.56
Options outstanding December 31, 2022	12,961,238	$4.13	7.42	$62,158
Vested and exercisable at December 31, 2022	6,742,890	$5.05	6.20	$61,214
Granted	3,038,000	2.63	9.20
Exercised	(146,346)	2.76
Forfeited or expired	(728,346)	3.44
Options outstanding December 31, 2023	15,124,546	$3.87	6.90	$5,212,586
Vested and exercisable at December 31, 2023	9,649,094	$4.47	5.97	$2,464,620
At December 31, 2023, there was $9.4 million of unamortized stock-based compensation expense, which is expected to be recognized over a remaining average vesting period of 2.23 years. At December 31, 2022, there was $12.1 million of unamortized stock-based compensation expense, which is expected to be recognized over a remaining average vesting period of 2.26 years.
NOTE 9 – INCOME TAXES
At December 31, 2023, the Company has available $150.2 million and $190.2 million of unused net operating loss (“NOL”) carryforwards for federal and state tax purposes, respectively, that may be applied against future taxable income. The Company also has $163.9 million of unused NOL carryforwards for New York City purposes. The NOL carryforwards will begin to expire in the year 2037 if not utilized prior to that date.
Under Section 382 and Section 383 of the Internal Revenue Code of 1986, if a corporation undergoes an ownership change, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. On each of August 10, 2015 and February 22, 2019 the Company experienced an ownership change. The Company anticipates a significant portion of its pre-change NOLs to be limited, however has not yet completed a formal Section 382 analysis subsequent to the last ownership change.
The Company maintains a full valuation allowance against its net deferred tax assets. The valuation allowance increased by $18.9 million and $10.4 million during the years 2023 and 2022, respectively. The increase in valuation allowance in 2023 is primarily due to increases in NOL carryforwards and capitalized research and experimental costs.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities were as follows:

	December 31,
	2023	2022
Deferred tax assets/liabilities:
Net operating loss carryovers	$55,653,286	$55,472,573
Intangible assets	7,522,067	6,332,176
Capitalized research and experimental costs	10,909,248	4,246,071
Stock-based compensation	7,248,199	4,384,751
Royalty monetization liability	8,427,970	—
Lease liability	4,495,402	3,544,624
Research and development tax credits	2,877,649	3,046,253
Accrued compensation	—	—
Charitable contributions	—	—
Depreciation	(166,075)	(241,096)
Right-of-use asset	(3,903,379)	(3,198,857)
Other	(434,957)	97,494
Total gross deferred tax assets/liabilities	92,629,410	73,683,989
Valuation allowance	(92,629,410)	(73,683,989)
Net deferred tax assets (liabilities)	$—	$—
A reconciliation of the statutory U.S. Federal rate to the Company’s effective tax rate is as follows:

	December 31,
	2023	2022
Federal income tax benefit at statutory rate	21.00	21.00
State income tax, net of federal benefit	9.12	(0.27)
Permanent items	(1.32)	(1.26)
Change in valuation allowance	(29.23)	(18.50)
Research and development tax credits	1.05	1.28
Other	(0.62)	(2.25)
Effective income tax expense rate	0.00%	0.00%

The Company’s reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies related to the tax benefit. For the years ended December 31, 2023 and 2022, the Company had no unrecognized tax benefits or related interest and penalties accrued. The Company would recognize both accrued interest and penalties related to unrecognized benefits in provision for income taxes. The Company’s uncertain tax positions yet to be determined would be related to years that remain subject to examination by relevant tax authorities. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.
NOTE 10 – COMMITMENTS AND CONTINGENCIES
License Agreements
Northwestern University License Agreement
In December 2016, the Company entered into a license agreement (“Northwestern Agreement”) ///8with Northwestern University (“Northwestern”), pursuant to which Northwestern granted the Company an exclusive, worldwide license to patent rights of certain inventions (“Northwestern Patent Rights”) which relate to a specific compound and related methods of use for such compound, along with certain know-how related to the practice of the inventions claimed in the Northwestern Patent Rights. The Company is developing OV329 under this agreement.
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
Upon entry into the Northwestern Agreement, the Company paid an upfront non-creditable one-time license issuance fee of $75,000 and is required to pay an annual license maintenance fee of $20,000, which will be creditable against any royalties payable to Northwestern following first commercial sale of licensed products under the agreement. The Company is responsible for all ongoing costs of filing, prosecuting and maintaining the Northwestern Patent Rights, but also has the right to control such activities using its own patent counsel. In consideration for the rights granted to the Company under the Northwestern agreement, the Company is required to pay to Northwestern up to an aggregate of $5.3 million upon the achievement of certain development and regulatory milestones for the first product covered by the Northwestern Patent Rights, and upon commercialization of any such products, will be required to pay to Northwestern a tiered royalty on net sales of such products by the Company, its affiliates or sublicensees, at percentages in the low to mid-single-digits, subject to standard reductions and offsets. The Company’s royalty obligations continue on a product-by-product and country-by-country basis until the later of the expiration of the last-to-expire valid claim in a licensed patent covering the applicable product in such country and 10 years following the first commercial sale of such product in such country. If the Company sublicenses a Northwestern Patent Right, it will be obligated to pay to Northwestern a specified percentage of sublicense revenue received by the Company, ranging from the high single-digits to the low-teens.
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
AstraZeneca AB License Agreement
In December 2021, the Company entered into an exclusive license agreement with AstraZeneca AB (“AstraZeneca”), for a library of early-stage small molecules targeting the KCC2 transporter, including lead candidate OV350. Upon execution of the agreement, the Company was obligated to pay an upfront cash payment of $5.0 million and issued shares of the Company's common stock in an amount that equaled $7.3 million based on the volume-weighted average price of shares of the Company's common stock for the 30 business days immediately preceding the execution date of the transaction. Since the intangibles acquired in the AstraZeneca license agreement do not have an alternative future use, all costs incurred were treated as research and development expense. The Company recorded a total of $12.3 million as research and development expense related to this agreement during December 2021.
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
Gensaic Collaboration and Option Agreement
In August 2022, the Company entered into a collaboration and option agreement with Gensaic (“Gensaic Collaboration Agreement”). The Gensaic Collaboration Agreement involves the research and development of phage-derived particle (“PDP”) products on Gensaic's proprietary platform for certain rare central nervous system (“CNS”) disorder targets.
Under the Collaboration Agreement, Gensaic grants the Company an option to obtain an exclusive license with respect to certain identified lead PDP products, which are exercisable at any time prior to the expiration of the option period. Once a product is identified by the Company that demonstrates sufficient efficacy, the Company may exercise its option with respect to the specific research program for that PDP product.

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
As of December 31, 2023, none of these contingent payments were considered probable.
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
NOTE 11 – COLLABORATION AGREEMENTS
Takeda Collaboration
In January 2017, the Company entered into a license and collaboration agreement with Takeda under which the Company licensed from Takeda certain exclusive rights to develop and commercialize soticlestat in certain territories.
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
Under the RLT Agreement, all rights in soticlestat are owned by Takeda or exclusively licensed to Takeda by the Company. Takeda assumed all responsibility for, and costs of, both development and commercialization of soticlestat, and the Company will no longer have any financial obligation to Takeda under the original collaboration agreement, including milestone payments or any future development and commercialization costs. In March 2021, upon the closing of the RLT Agreement, the Company received an upfront payment of $196.0 million and, if soticlestat is successfully developed, will be eligible to receive up to an additional $660.0 million upon Takeda achieving developmental, regulatory and sales milestones. In addition, the Company will be entitled to receive tiered royalties beginning in the low double-digits, and up to 20% on sales of soticlestat if regulatory approval is achieved. Royalties will be payable on a country-by-country and product-by-product basis for any indications that soticlestat is approved for and sold during the period beginning on the date of the first commercial sale of such product in such country and ending on the later to occur of the expiration of patent rights covering the product in such country and a specified anniversary of such first commercial sale. In 2023, the Company sold a 13% stake in the royalty, regulatory and commercial milestone payments that the Company is eligible to receive under the RLT Agreement to Ligand for $30.0 million.

During the years ended December 31, 2023 and 2022, no income or expense was recognized pursuant to the RLT Agreement.
Healx License and Option Agreement
In February 2022, the Company entered an exclusive license option agreement (“Healx License and Option Agreement”) with Healx, Ltd. (“Healx”). Under the terms of the Healx License and Option Agreement, Healx secured a one-year option to investigate gaboxadol (“OV101”) as part of a potential combination therapy for Fragile X syndrome in a Phase 1B/2A clinical trial, as well as a treatment for other indications, for an upfront payment of $0.5 million, and fees to support prosecution and maintenance of the Company's relevant intellectual property rights. At the end of the one-year option period, Healx had the option to secure rights to an exclusive license under the Company's relevant intellectual property rights, in exchange for an additional payment of $2.0 million, development and commercial milestone payments, and low to mid-tier double-digit royalties. In February 2023, the Company granted an extension of the option period for up to four months for Healx to continue to investigate gaboxadol. Royalties are payable on a country-by-country and product-by-product basis during the period beginning on the date of the first commercial sale of such product in such country and ending on the later to occur of the expiration of patent rights covering the product in such country and a specified anniversary of such first commercial sale.
Healx will assume all responsibility for, and costs of, both development and commercialization of gaboxadol following the exercise of the option. The Company will retain the option to co-develop and co-commercialize the program with Healx (“Ovid Opt-In Right”), at the end of a positive readout of clinical Phase 2B and would share net profits and losses in lieu of the milestones and royalty payments. If the Ovid-Opt-In Right were exercised, the Company would be required to pay Healx 50% of development costs. The Company does not plan to conduct further trials of gaboxadol. The term of the Healx License and Option Agreement will continue until the later of (a) the expiration of all relevant royalty terms, or in the event that Healx does not exercise its option during the option period defined in the Healx License and Option Agreement (“Option Period”), the expiration of such period, or (b) in the event that Healx does exercise its option during the Option Period, and the Company does not exercise the Ovid Opt-In Right during the period of time it has to opt-in (“Opt-In Period”) or the opt-in terms are otherwise terminated, upon the expiration of all payment obligations, or (c) in the event that Healx does exercise the Option during the Option Period, and the Company does exercise the Ovid Opt-In Right during the Opt-In Period, such time as neither Healx nor the Company is continuing to exploit gaboxadol. Further, if the Company exercises the Ovid Opt-In Right to co-develop and co-commercialize the program, it will owe an equal share of any net profits to a third party with which it previously established a licensing agreement. If the Company does not exercise the Ovid Opt-In Right, it will owe the third party an equal share of all milestone and royalty payments received.
In June 2023, the Company entered into an amendment to the Healx License and Option Agreement whereby revisions were made to terms regarding the timing of the option exercise fee payable by Healx to the Company, the clinical and regulatory milestone payment structure, and the royalty payment structure. Additionally, the parties agreed that following the exercise of the option, Healx would assume direct responsibility for patent maintenance and prosecution and that the Company would transfer to Healx all supply obligations with respect to the active pharmaceutical ingredient and finished gaboxadol products and any related licensed technology and know-how in the Company's possession that is relevant to the manufacture of such licensed products.
No revenue was recognized relating to this agreement during the year ended December 31, 2023. During the year ended December 31, 2022, the Company recorded revenue of $0.5 million associated with the Healx License and Option Agreement.
Marinus Pharmaceuticals Out-License Agreement
In March 2022 the Company entered into an exclusive patent license agreement with Marinus (“Marinus License Agreement”). Under the Marinus License Agreement, the Company granted Marinus an exclusive, non-transferable (except as expressly provided therein), royalty-bearing right and license under certain Ovid patents relating to ganaxolone to develop, make, have made, commercialize, promote, distribute, sell, offer for sale and import licensed products in the territory (which consists of the United States, the European Economic Area, United Kingdom and Switzerland) for the treatment of CDKL5 deficiency disorders. Following the date of regulatory approval by the FDA of the first licensed product in the territory which was received on March 18, 2022, Marinus issued, at the Company's option, 123,255 shares of Marinus common stock, par value $0.001 per share, as payment. The Marinus License Agreement also provides for payment of royalties from Marinus to the Company in single-digits on net sales of each such licensed product sold.
The Company recorded revenue and an associated investment in equity securities of approximately $0.9 million related to the Marinus License Agreement in March 2022, based on the price of Marinus common stock at that time. The Company had unrealized gains on the Marinus common stock of $0.8 million for the year ended December 31, 2023, and unrealized loss of $0.5 million for the year ended December 31, 2022, which were recorded as unrealized gains (losses) on equity securities and reflected in other income (expenses), net in the consolidated statements of operations.

Graviton License Agreement and Equity Purchase
In April 2023, the Company entered into a collaboration and license agreement with Graviton (“Graviton Agreement”), whereby it secured from Graviton an exclusive license to develop and commercialize Graviton's library of ROCK2 inhibitors including their lead program GV101 (OV888) in rare CNS disorders (excluding amyotrophic lateral sclerosis) worldwide (excluding China, Hong Kong, Macau and Taiwan). Under the Graviton Agreement, the Company and Graviton plan to investigate GV101 in cerebral cavernous malformations as well as Graviton's library of ROCK2 inhibitors in other rare CNS disorders. The Company will be responsible for all development and commercialization costs of the products. Should the Company receive regulatory approval and commercialize any of Graviton’s ROCK2 inhibitors, it will pay Graviton tiered royalties on net sales ranging from the mid to high teens. As part of the Graviton Agreement, the Company also purchased shares of Graviton's preferred stock for $10.0 million. The Company recorded the purchase of the preferred stock as a long-term equity investment on its consolidated balance sheets. In December 2023, the Company recognized an unrealized gain on the investment due to an observable change in price, and recorded the gain in other income (expense), net, in the consolidated statements of operations.
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
The following tables summarizes the calculation of basic and diluted net loss per share:

	For the Year Ended December 31,
	2023	2022
Net loss	$(52,338,959)	$(54,169,029)
Net income attributable to participating securities	—	—
Net loss attributable to common stockholders	$(52,338,959)	$(54,169,029)

	For the Year Ended December 31,
	2023	2022
Net loss attributable to common stockholders	$(52,338,959)	$(54,169,029)
Weighted average common shares outstanding used in computing net loss per share - basic	70,580,604	70,424,819
Weighted average common shares outstanding used in computing net loss per share - diluted	70,580,604	70,424,819
Net loss per share, basic	$(0.74)	$(0.77)
Net loss per share, diluted	$(0.74)	$(0.77)
The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	For the Year Ended December 31,
	2023	2022
Stock options to purchase common stock	15,124,546	12,961,238
Common stock issuable upon conversion of Series A convertible preferred stock	1,250,000	1,250,000