Form 10-Q
period 2024-03-31
Ovid Therapeutics Inc.
filed 2024-05-14
CIK 1636651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
As of May 10, 2024, the registrant had 70,944,627 shares of common stock, $0.001 par value per share, outstanding.

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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
OVID THERAPEUTICS INC.
Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)	March 31, 2024	December 31, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$30,772	$27,042
Marketable securities	59,487	78,792
Prepaid expenses and other current assets	2,911	3,764
Total current assets	93,170	109,598

Long-term equity investments	22,022	17,626
Restricted cash	1,931	1,931
Right-of-use asset, net	13,628	13,894
Property and equipment, net	686	769
Other noncurrent assets	174	210
Total assets	$131,613	$144,027

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,596	$3,703
Accrued expenses	4,039	6,525
Current portion, lease liability	1,268	1,246
Total current liabilities	8,903	11,474

Long-term liabilities:
Lease liability	14,430	14,756
Royalty monetization liability	30,000	30,000
Total liabilities	53,333	56,230

Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; Series A convertible preferred stock, 10,000 shares designated, 1,250 shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 70,783,961 and 70,691,992 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	71	71
Additional paid-in-capital	367,787	365,591
Accumulated other comprehensive (loss) income	(19)	1
Accumulated deficit	(289,560)	(277,866)
Total stockholders' equity	78,279	87,797
Total liabilities and stockholders' equity	$131,613	$144,027
See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.
Condensed Consolidated Statements of Operations
(unaudited)

(in thousands, except share and per share data)	For The Three Months Ended March 31, 2024	For The Three Months Ended March 31, 2023
Revenue:
License and other revenue	$148	$66
Total revenue	148	66
Operating expenses:
Research and development	10,397	6,615
General and administrative	7,168	8,344
Total operating expenses	17,565	14,958
Loss from operations	(17,417)	(14,892)
Other income (expense), net	5,723	1,536
Loss before provision for income taxes	(11,694)	(13,356)
Provision for income taxes	—	—
Net loss	$(11,694)	$(13,356)
Net loss per share, basic	$(0.17)	$(0.19)
Net loss per share, diluted	$(0.17)	$(0.19)
Weighted-average common shares outstanding, basic	70,716,929	70,490,704
Weighted-average common shares outstanding, diluted	70,716,929	70,490,704
See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)

(in thousands)	For The Three Months Ended March 31, 2024	For The Three Months Ended March 31, 2023
Net loss	$(11,694)	$(13,356)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(20)	48
Comprehensive loss	$(11,714)	$(13,308)
See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

(in thousands, except shares)	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	1,250	$—	70,691,992	$71	$365,591	$1	$(277,866)	$87,797
Issuance of common stock from exercise of stock options and purchases from employee stock purchase plan	—	—	91,969	—	228	—	—	228
Stock-based compensation expense	—	—	—	—	1,968	—	—	1,968
Other comprehensive loss	—	—	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	—	—	(11,694)	(11,694)
Balance, March 31, 2024	1,250	$—	70,783,961	$71	$367,787	(19)	$(289,560)	$78,279
(in thousands, except shares)	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	1,250	$—	70,466,885	$70	$357,771	$(42)	$(225,527)	$132,273
Issuance of common stock from exercise of stock options and purchases from employee stock purchase plan	—	—	24,625	—	67	—	—	67
Stock-based compensation expense	—	—	—	—	1,917	—	—	1,917
Other comprehensive income	—	—	—	—	—	48	—	48
Net loss	—	—	—	—	—	—	(13,356)	(13,356)
Balance, March 31, 2023	1,250	$—	70,491,510	$70	$359,754	$6	$(238,883)	$120,948
See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

(in thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Cash flows from operating activities:
Net loss	$(11,694)	$(13,356)
Adjustments to reconcile net loss to cash used in operating activities:
Unrealized gain on equity investment	(4,397)	(360)
Change in accrued interest and accretion of discount on marketable securities	(921)	(729)
Stock-based compensation expense	1,968	1,917
Depreciation and amortization expense	136	145
Non-cash operating lease expense	266	253
Change in lease liability	(303)	289
Change in operating assets and liabilities:
Prepaid expenses and other current assets	853	258
Security deposit	—	12
Accounts payable	(107)	(121)
Accrued expenses	(2,486)	(419)
Net cash used in operating activities	(16,686)	(12,112)

Cash flows from investing activities:
Purchase of marketable securities	(9,793)	(9,758)
Sales/maturities of marketable securities	30,000	40,000
Purchases of property and equipment	(19)	(14)
Net cash provided by investing activities	20,188	30,229

Cash flows from financing activities:
Proceeds from exercise of options and purchases from employee stock purchase plan	228	67
Net cash provided by financing activities	228	67

Net increase in cash, cash equivalents and restricted cash	3,731	18,184
Cash, cash equivalents and restricted cash, at beginning of period	28,972	46,799
Cash, cash equivalents and restricted cash, at end of period	$32,703	$64,982
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
The Company’s major sources of cash have been licensing revenue, proceeds from various public and private offerings of its capital stock, option exercises and interest income. As of March 31, 2024, the Company had approximately $90.3 million in cash, cash equivalents and marketable securities. Since inception, the Company has generated $223.0 million in revenue, primarily from the Company’s royalty, license and termination agreement (“RLT Agreement”) with Takeda Pharmaceutical Company Limited (“Takeda”). Historically, the Company has incurred recurring losses, has experienced negative operating cash flows and has required significant cash resources to execute its business plans, which the Company expects will continue for the foreseeable future. The Company has an accumulated deficit of $289.6 million as of March 31, 2024, working capital of $84.3 million and had cash used in operating activities of $16.7 million for the three months ended March 31, 2024.
The Company recorded a net loss of $11.7 million during the three months ended March 31, 2024, and expects to incur losses in subsequent periods for at least the next several years. The Company is highly dependent on its ability to find additional sources of funding through either equity offerings, debt financings, collaborations, strategic alliances, licensing agreements or a combination of any such transactions. Management believes that the Company’s existing cash, cash equivalents and marketable securities as of March 31, 2024 will be sufficient to fund its current operating plans through at least the next 12 months from the date of filing of the Company’s Quarterly Report on Form 10-Q. Adequate additional funding may not be available to the Company on acceptable terms or at all. The failure to raise capital as and when needed could have a negative impact on the Company’s financial condition and ability to pursue its business strategy. The Company may be required to delay, reduce the scope of or eliminate research and development programs, or obtain funds through arrangements with collaborators or others that may require the Company to relinquish rights to certain drug candidates that the Company might otherwise seek to develop or commercialize independently.
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
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 8, 2024.
(A) Unaudited Interim Condensed Consolidated Financial Statements
The interim condensed consolidated balance sheet at March 31, 2024 and the condensed consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ equity for the three months ended March 31, 2024 and 2023 are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and following the requirements of the SEC for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by GAAP are condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of its financial information. The results of operations for the three month periods ended March 31, 2024 and 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other future annual or interim period. The balance sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K.
(B) Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP and include the accounts of Ovid Therapeutics Inc. and its wholly owned subsidiaries, Ovid Therapeutics Hong Kong Limited and Ovid Therapeutics Australia Pty Ltd. All intercompany transactions and balances have been eliminated in consolidation.
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
(D) Marketable Securities
Marketable securities consist of investments in U.S. treasury instruments which are considered available-for-sale securities. The Company classifies its marketable securities with maturities of less than one year from the balance sheet date as current assets on its condensed consolidated balance sheets. The Company classifies its marketable securities with original maturities of less than three months as cash equivalents on its condensed consolidated balance sheets. Unrealized gains and losses on these securities that are determined to be temporary are reported as a separate component of accumulated other comprehensive (loss) income in stockholder's equity.
(E) Restricted Cash
The Company classifies as restricted cash all cash pledged as collateral to secure long-term obligations and all cash whose use is otherwise limited by contractual provisions. Amounts are reported as non-current unless restrictions are expected to be released in the next 12 months.
(F) Long-Term Equity Investments
Long-term equity investments consist of equity investments in the preferred shares of Gensaic, Inc., formerly M13 Therapeutics, Inc. (“Gensaic”), and Graviton Bioscience Corporation (“Graviton”), both privately held corporations. The preferred shares are not considered in-substance common stock, and the investments are accounted for at cost, with adjustments for observable changes in prices or impairments, and are classified within long-term equity investments on the condensed consolidated balance sheets with adjustments recognized in other income (expense), net on the condensed consolidated statements of operations. The Company has determined that these equity investments do not have a readily determinable fair value and elected the measurement alternative. Therefore, the carrying amount of the equity investments will be adjusted to fair value at the time of the next observable price change for the identical or similar investment of the same issuer or when an impairment is recognized. Each reporting period, the Company performs a qualitative assessment to evaluate whether the investments are impaired. The assessment includes a review of recent operating results and trends, recent sales/acquisitions of the investees' securities, and other publicly available data. If an investment is determined to be impaired, the Company will then write it down to its estimated fair value. As of March 31, 2024 and December 31, 2023, the equity investment in Gensaic had a carrying value of $5.1 million. As of March 31, 2024 and December 31, 2023, the equity investment in Graviton had a carrying value of $15.8 million and $11.2 million, respectively. The initial investment in Graviton was $10.0 million, and cumulative measurement adjustments total $5.8 million, including $4.5 million during the three months ended March 31, 2024. The Company's equity investments are assessed quarterly and increases have been based upon change in observable price.
Long-term equity investments also consist of an equity investment in the common shares of Marinus Pharmaceuticals, Inc. (“Marinus”) that were received as non-cash consideration via the terms of a licensing agreement executed between the two companies effective March 2022. The equity shares are marked-to-market at each reporting date with changes in the fair value being reflected in the carrying value of the investment on the Company's condensed consolidated balance sheets and other income (expense), net on the Company's condensed consolidated statements of operations. As of March 31, 2024 and December 31, 2023, the equity investment in Marinus had a carrying value of $1.1 million and $1.3 million, respectively.
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
The three levels of the fair value hierarchy are as follows:
•Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities. The Company’s Level 1 assets consisted of investments in a U.S. treasury money market fund and equity securities totaling $20.6 million as of March 31, 2024. The Company's Level 1 assets totaled $25.7 million as of December 31, 2023.
•Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted prices of similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active). Level 2 includes financial instruments that are valued using models or other valuation methodologies. The Company's Level 2 assets consisted of U.S. treasury bills, totaling $69.5 million as of March 31, 2024 and $78.8 million as of December 31, 2023.
•Level 3—Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when their fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. There were no Level 3 assets or liabilities as of March 31, 2024 or December 31, 2023.
The carrying amounts reported in the balance sheets for cash and cash equivalents, other current assets, accounts payable and accrued expenses approximate their fair value based on the short-term maturity of these instruments.
(H) Leases
The Company determines if an arrangement is a lease at inception and recognizes the lease in accordance with ASC 842. Operating leases are included in right-of-use (“ROU”) assets, current liabilities, and long-term lease liability in the Company's condensed consolidated balance sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. The Company determines the portion of the lease liability that is current as the difference between the calculated lease liability at the end of the current period and the lease liability that is projected 12 months from the current period.
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
If commercialized, the Company will recognize 100% of the royalties and milestones received for sales of soticlestat as revenue and the 13% share of royalties payable to Ligand as a cash outflow from financing activities in the condensed consolidated statements of cash flows. Changes in the fair value of the debt will be classified as a component of other income (expense), net in the condensed consolidated statements of operations. The change in fair value of the debt was immaterial for the period ended March 31, 2024.
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
(O) Revenue Recognition
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
(P) Recent Accounting Pronouncements
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
NOTE 3 – CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES
The following tables summarize the fair value of cash, cash equivalents and marketable securities as well as gross unrealized holding gains and losses as of March 31, 2024 and December 31, 2023:

	March 31, 2024
(in thousands)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Cash	$1,320	$—	$—	$1,320
Cash equivalents	29,452	—	—	29,452
Marketable securities	59,506	—	(19)	59,487
Total cash, cash equivalents and marketable securities	$90,278	$—	$(19)	$90,259

	December 31, 2023
(in thousands)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Cash	$2,701	$—	$—	$2,701
Cash equivalents	24,340	—	—	24,340
Marketable securities	78,791	1	—	78,792
Total cash, cash equivalents and marketable securities	$105,833	$1	$—	$105,833
The Company did not hold any securities that were in an unrealized loss position for more than 12 months as of March 31, 2024 and December 31, 2023.
There were no material realized gains or losses on available-for-sale securities during the three months ended March 31, 2024 and 2023.

NOTE 4 – PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS
Property and equipment is summarized as follows:

(in thousands)	March 31, 2024	December 31, 2023
Furniture and equipment	$1,482	$1,463
Leasehold improvements	306	306
Less accumulated depreciation	(1,102)	(1,001)
Total property and equipment, net	$686	$769
Depreciation expense was $101,000 and $108,000 for the three months ended March 31, 2024 and 2023, respectively.
Intangible assets, net of accumulated amortization, were $148,000 and $186,000 as of March 31, 2024 and December 31, 2023, respectively, and are included in other assets. Amortization expense was $35,000 and $36,000 for the three months ended March 31, 2024 and 2023, respectively.
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
ROU asset and lease liabilities related to the Company's operating lease are as follows:

(in thousands)	March 31, 2024
Right-of-use asset, net	$13,628
Current lease liability	1,268
Long-term lease liability	$14,430
The components of operating lease cost for the three months ended March 31, 2024 were as follows:

(in thousands)	March 31, 2024
Operating lease cost	$542
Variable lease cost	—
Short-term lease cost	—

Future minimum commitments under the non-cancelable operating lease are as follows:

(in thousands)
2024	1,737
2025	2,316
2026	2,316
2027	2,316
2028	2,469
Thereafter	9,878
Total lease payments	$21,033
NOTE 6 – ACCRUED EXPENSES
Accrued expenses consist of the following:

(in thousands)	March 31, 2024	December 31, 2023
Payroll and bonus accrual	$1,527	$4,277
Research and development accrual	1,741	1,396
Professional fees accrual	380	522
Other	391	331
Total	$4,039	$6,525
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
There were 1,250 shares of Series A Preferred Stock outstanding as of March 31, 2024 and December 31, 2023. Each share of Series A Preferred Stock is convertible into 1,000 shares of common stock at any time at the holder’s option. However, the holder will be prohibited, subject to certain exceptions, from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than, at the written election of the holder, either 9.99% or 14.99% of the total number of shares of common stock then issued and outstanding, which percentage may be changed at the holder’s election to any other number less than or equal to 19.99% upon 61 days’ notice to the Company; provided, however, that effective 61 days after delivery of such notice, such beneficial ownership limitations shall not be applicable to any holder that beneficially owns either 10.0% or 15.0%, as applicable based on the holder’s initial written election noted above, of the total number of shares of common stock issued and outstanding immediately prior to delivery of such notice. In the event of a liquidation, dissolution, or winding up of the Company, holders of Series A Preferred Stock will receive a payment equal to $0.001 per share of Series A Preferred Stock before any proceeds are distributed to the holders of common stock.
Dividends
Through March 31, 2024, the Company has not declared any dividends. No dividends on the common stock shall be declared and paid unless dividends on the preferred stock have been declared and paid.

NOTE 8 – STOCK-BASED COMPENSATION
The Company's Board of Directors adopted, and the Company's stockholders approved, the 2017 Equity Incentive Plan (“2017 Plan”), which became effective on May 4, 2017. The initial reserve of shares of common stock issuable under the 2017 Plan was 3,052,059 shares. The 2017 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards, and other forms of stock-based awards. Additionally, the 2017 Plan provides for the grant of performance cash awards. The Company's employees, officers, directors, consultants and advisors are eligible to receive awards under the 2017 Plan. Following the adoption of the 2017 Plan, no further awards will be granted under the Company’s prior plan. Pursuant to the terms of the 2017 Plan, on each January 1st, the plan limit shall be increased by the lesser of (x) 5% of the number of shares of common stock outstanding as of the immediately preceding December 31 and (y) such lesser number as the Board of Directors may determine at its discretion. On January 1, 2024 and January 1, 2023 an additional 3,534,599 and 3,523,344 shares, respectively, were reserved for issuance under the 2017 Plan. As of March 31, 2024, there were 5,277,844 shares of the Company’s common stock reserved and available for issuance under the 2017 Plan.
The Company's Board of Directors adopted, and the Company's stockholders approved, the 2017 Employee Stock Purchase Plan (“2017 ESPP”), which became effective on May 4, 2017. The initial reserve of shares of common stock issuable under the 2017 ESPP was 279,069 shares. The 2017 ESPP allows employees to purchase common stock of the Company at a 15% discount to the market price on designated semi-annual purchase dates. During the three months ended March 31, 2024 and 2023, 31,561 and 29,830 shares, respectively, were purchased under the 2017 ESPP, and the Company recorded expense of $15,000 for both periods. The number of shares of common stock reserved for issuance under the 2017 ESPP automatically increases on January 1 of each year, beginning on January 1, 2018 and continuing through and including January 1, 2027, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (ii) 550,000 shares or (iii) such lesser number of shares determined by the Board. The Board acted prior to each of January 1, 2024 and January 1, 2023 to provide that there be no increase in the number of shares reserved for issuance under the 2017 ESPP on either such date. As of March 31, 2024, there were 321,285 shares of the Company’s common stock reserved and available for issuance under the 2017 ESPP.
The Company’s Board of Directors adopted and the Company’s stockholder’s approved the 2014 Equity Incentive Plan (“2014 Plan”), which authorized the Company to grant shares of common stock in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units. The 2014 Plan was terminated as to future awards in May 2017, although it continues to govern the terms of options that remain outstanding under the 2014 Plan. No additional stock awards will be granted under the 2014 Plan, and all outstanding stock awards granted under the 2014 Plan that are repurchased, forfeited, expire or are cancelled will become available for grant under the 2017 Plan in accordance with its terms. As of March 31, 2024, options to purchase 1,356,621 shares of common stock were outstanding under the 2014 Plan.
Unless specified otherwise in an individual option agreement, stock options granted under the 2014 Plan and the 2017 Plan generally have a ten-year term and a four-year graded vesting period. The vesting requirement is generally conditioned upon the grantee’s continued service with the Company during the vesting period. Once vested, all options granted are exercisable from the date of grant until they expire. The option grants are non-transferable. Vested options generally remain exercisable for 90 days under the 2017 Plan and 30 days under the 2014 Plan subsequent to the termination of the option holder’s service with the Company. In the event of the option holder’s death or disability while employed by or providing service to the Company, the exercisable period extends to 18 months or 12 months, respectively, under the 2017 Plan and six months under the 2014 Plan.
The fair value of options granted during the three months ended March 31, 2024 and 2023 was estimated using the Black-Scholes option valuation model. The inputs for the Black-Scholes option valuation model require significant assumptions that are detailed in the table below. The risk-free interest rates are based on the rate for U.S. Treasury securities at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected life is based on the simplified method in accordance with the SEC Staff Accounting Bulletin No. Topic 14D. Beginning January 1, 2023, the expected volatility is estimated based on the historical volatility of the Company since the Company's initial public offering.
The Company granted 2,422,150 and 2,660,500 stock options to employees during the three months ended March 31, 2024 and 2023, respectively. There were 6,437,733 and 7,372,384 unvested employee options outstanding as of March 31, 2024, and 2023, respectively. Total expense recognized related to the employee stock options for the three months ended March 31, 2024 and 2023 was $1.9 million and $1.8 million, respectively. Total unrecognized compensation expense related to employee stock options was $15.6 million as of March 31, 2024. The Company did not recognize any expense for employee performance-based option awards during the three months ended March 31, 2024 and 2023.

The Company granted 250,000 and 0 stock options to nonemployee consultants for services rendered during the three months ended March 31, 2024 and 2023, respectively. There were 322,709 and 125,303 unvested nonemployee options outstanding as of March 31, 2024 and 2023. Total expense recognized related to nonemployee stock options for the three months ended March 31, 2024 and 2023 was $59,000 and $109,000, respectively. Total unrecognized compensation expenses related to the nonemployee stock options was $0.8 million as of March 31, 2024. The Company did not recognize any expense for nonemployee performance-based option awards during the three months ended March 31, 2024 or 2023.
The Company granted 348,575 restricted stock units to employees during the three months ended March 31, 2024. No restricted stock units were granted by the Company in prior periods. The restricted stock units granted will vest in equal installments over three years, beginning January 1, 2025 and otherwise have similar terms to the Company's stock option grants.
The Company’s stock-based compensation expense was recognized in operating expenses as follows:

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
Research and development	$529	$510
General and administrative	1,439	1,406
Total	$1,968	$1,916

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
Stock options	$1,953	$1,901
Employee Stock Purchase Plan	15	15
Total	$1,968	$1,916
The fair value of employee options granted during the three months ended March 31, 2024 and 2023 was estimated utilizing the following assumptions:

	Three Months Ended
	March 31, 2024	March 31, 2023
	Weighted Average	Weighted Average
Volatility	79.87%	84.61%
Expected term in years	6.08	6.06
Dividend rate	0.00%	0.00%
Risk-free interest rate	4.28%	4.00%
Fair value of option on grant date	$2.63	$1.84

The fair value of nonemployee options granted during the three months ended March 31, 2024 and 2023 was estimated utilizing the following assumptions:

	Three Months Ended
	March 31, 2024	March 31, 2023
	Weighted Average	Weighted Average
Volatility	80.59%	—%
Expected term in years	6.50	0.00
Dividend rate	0.00%	0.00%
Risk-free interest rate	4.35%	—%
Fair value of option on grant date	$2.71	$—
The following table summarizes the number of options outstanding and the weighted average exercise price:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding December 31, 2023	15,124,546	$3.87	6.90	$5,212,286
Granted	2,672,150	3.68	9.92
Exercised	(76,908)	2.47
Forfeited or expired	(363,211)	7.55
Options outstanding March 31, 2024	17,356,577	$3.77	7.03	$3,850,510
Vested and exercisable at March 31, 2024	10,596,135	$4.15	5.82	$2,370,416
At March 31, 2024 there was approximately $16.4 million of unrecognized stock–based compensation expense related to employee and nonemployee grants, which is expected to be recognized over a remaining average vesting period of 2.63 years.
NOTE 9 – INCOME TAXES
The Company’s interim income tax provision consists of U.S. federal and state income taxes based on the estimated annual effective tax rate that the Company expects for the full year together with the tax effect of discrete items. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of March 31, 2024, the Company was in a pre-tax loss position, and is anticipated to remain so throughout the year. For the three months ended March 31, 2024, the Company did not record any tax benefit or expense.
In assessing the realizability of deferred tax assets, management evaluates whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. Management assesses all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, prior earnings history, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Significant weight is given to positive and negative evidence that is objectively verifiable. Based on these factors, including cumulative losses in recent years, the Company continues to maintain a full valuation allowance against its net deferred tax assets as of March 31, 2024.

NOTE 10 – COMMITMENTS AND CONTINGENCIES
License Agreements
Northwestern University License Agreement
In December 2016, the Company entered into a license agreement (“Northwestern Agreement”) with Northwestern University, (“Northwestern”), pursuant to which Northwestern granted the Company an exclusive, worldwide license to patent rights of certain inventions (“Northwestern Patent Rights”) which relate to a specific compound and related methods of use for such compound, along with certain know-how related to the practice of the inventions claimed in the Northwestern Patent Rights. The Company is developing OV329 under this agreement.
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

Gensaic Collaboration and Option Agreement
In August 2022, the Company entered into a collaboration and option agreement (“Gensaic Collaboration Agreement”) with Gensaic. The Gensaic Collaboration Agreement involves the research and development of phage-derived particle (“PDP”) products on Gensaic’s proprietary platform for certain rare central nervous system (“CNS”) disorder targets.
Under the Gensaic Collaboration Agreement, Gensaic grants the Company an exclusive option to obtain an exclusive license with respect to certain identified lead PDP products, which are exercisable at any time prior to the expiration of the option period. Once a product is identified by the Company that demonstrates sufficient efficacy, the Company may exercise its option with respect to the specific research program for that PDP product.
The Company shall reimburse Gensaic for Gensaic’s research costs related to the specific research plan for PDP products identified. The research plan and budget shall be mutually agreed upon by the parties and shall not exceed $3.0 million in any research year. The Company will record these reimbursement payments as research and development costs in the period the research costs are incurred. In May 2023, the Company identified a lead PDP candidate for further research and provided $3.5 million to Gensaic to support the approved research plan and budget. The amount was expensed as the research and development occurs with the remaining amount included in prepaid expenses and other current assets in the condensed consolidated balance sheets.
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
As of March 31, 2024, none of these contingent payments were considered probable.
Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. The Company is not currently involved in any legal matters arising in the normal course of business that are material to the Company.
The Company is currently defending a post grant review (“PGR”) action initiated by Marinus, challenging one of the Company's patents related to the use of ganaxolone for the treatment of status epilepticus, patent no. 11,395,817 filed in 2016. Subsequent to the PGR challenge by Marinus, the Company initiated an inter partes review (“IPR”) to challenge Marinus's later filed patent, patent no. 11,100,100 filed in 2019, related to the use of ganaxolone for the treatment of status epilepticus. Both the PGR and the IPR are not material to the Company.
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
In 2023, the Company sold a 13% stake in the royalty, regulatory and commercial milestone payments that the Company is eligible to receive under the RLT Agreement to Ligand for $30.0 million. The Company retained 87% of its interest in soticlestat’s potential royalties and milestones. In the event that soticlestat is not approved and commercialized, the Company has no continuing debt or other obligations to Ligand.
During the three months ended March 31, 2024, no income or expense was recognized pursuant to the RLT Agreement.
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
Healx will assume all responsibility for, and costs of, both development and commercialization of gaboxadol following the exercise of the option. The Company will retain the option to co-develop and co-commercialize the program with Healx (“Ovid Opt-In Right”) at the end of a positive readout of clinical Phase 2B and would share net profits and losses in lieu of the milestones and royalty payments. If the Ovid Opt-In Right were exercised, the Company would be required to pay Healx 50% of development costs. The Company does not plan to conduct further trials of gaboxadol. The term of the Healx License and Option Agreement will continue until the later of (a) the expiration of all relevant royalty terms, or in the event that Healx does not exercise its option during the option period defined in the Healx License and Option Agreement, or the Option Period, the expiration of such period, or (b) in the event that Healx does exercise its option during the Option Period, and the Company does not exercise the Ovid Opt-In Right during the period of time it has to opt-in, or the Opt-In Period, or the opt-in terms are otherwise terminated, upon the expiration of all payment obligations, or (c) in the event that Healx does exercise the Option during the Option Period, and the Company does exercise the Ovid Opt-In Right during the Opt-In Period, such time as neither Healx nor the Company is continuing to exploit gaboxadol. Further, if the Company exercises the Ovid Opt-In Right to co-develop and co-commercialize the program, it will owe an equal share of the net profit share to a third party with which it previously established a licensing agreement. If the Company does not exercise the Ovid Opt-In Right, it will owe the third party a share of all milestone and royalty payments.
No revenue was recognized relating to this agreement during the three months ended March 31, 2024 and 2023.

Marinus Pharmaceuticals Out-License Agreement
In March 2022, the Company entered into an exclusive patent license agreement with Marinus (“Marinus License Agreement”). Under the Marinus License Agreement, the Company granted Marinus an exclusive, non-transferable (except as expressly provided therein), royalty-bearing right and license under certain Ovid patents relating to ganaxolone to develop, make, have made, commercialize, promote, distribute, sell, offer for sale and import licensed products in the territory (which consists of the United States, the European Economic Area, United Kingdom and Switzerland) for the treatment of CDKL5 deficiency disorders. Following the date of regulatory approval by the FDA of the first licensed product in the territory which was received in March 2022, Marinus issued, at the Company's option, 123,255 shares of Marinus common stock, par value $0.001 per share, as payment. The Marinus License Agreement also provides for payment of royalties from Marinus to the Company in single-digits on net sales of each such licensed product sold.
The Company had unrealized losses on the Marinus common stock of $0.2 million and unrealized gains of $0.4 million for the three months ended March 31, 2024 and 2023, respectively, which were recorded as unrealized gains (losses) on equity securities and are reflected in other income (expense), net in the condensed consolidated statements of operations.
Graviton License Agreement and Equity Purchase
In April 2023, the Company entered into a collaboration and license agreement with Graviton (“Graviton Agreement”), whereby it secured from Graviton an exclusive license to develop and commercialize Graviton's library of ROCK2 inhibitors including their lead program OV888 (GV101) in rare CNS disorders (excluding amyotrophic lateral sclerosis) worldwide (excluding China, Hong Kong, Macau and Taiwan). Under the Graviton Agreement, the Company and Graviton plan to investigate GV101 in cerebral cavernous malformations as well as Graviton's library of ROCK2 inhibitors in other rare CNS disorders. The Company will be responsible for all development and commercialization costs of the products. Should the Company receive regulatory approval and commercialize any of Graviton’s ROCK2 inhibitors, it will pay Graviton tiered royalties on net sales ranging from the mid to high-teens. As part of the Graviton Agreement, the Company also purchased shares of Graviton's preferred stock for $10.0 million. The Company recorded the purchase of the preferred stock as a long-term equity investment on its condensed consolidated balance sheets. In December 2023 and March 2024, the Company recognized unrealized gains on the investment due to observable changes in price, and recorded the gains in other income (expense), net, in the condensed consolidated statements of operations.
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

The following table summarizes the calculation of basic and diluted net loss per share:

	For the Three Months Ended March 31,
(in thousands)	2024	2023
Net loss	$(11,694)	$(13,356)
Net loss attributable to participating securities	—	—
Net loss attributable to common stockholders	$(11,694)	$(13,356)

	For the Three Months Ended March 31,
(in thousands, except share and per share data)	2024	2023
Net loss attributable to common stockholders	$(11,694)	$(13,356)
Weighted average common shares outstanding used in computing net loss per share - basic	70,716,929	70,490,704
Weighted average common shares outstanding used in computing net loss per share - diluted	70,716,929	70,490,704
Net loss per share, basic	$(0.17)	$(0.19)
Net loss per share, diluted	$(0.17)	$(0.19)
The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	For the Three Months Ended March 31,
	2024	2023
Stock options to purchase common stock	17,356,577	15,418,577
Common stock issuable upon conversion of Series A convertible preferred stock	1,250,000	1,250,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission (“SEC”) on March 8, 2024. In addition to historical financial information, the following discussion contains forward-looking statements based upon our current plans, expectations and beliefs that involve risks, uncertainties and assumptions. Our actual results and the timing of selected events may differ materially from those described in or implied by these forward-looking statements as a result of many factors, including those set forth under the section titled “Risk Factors” in Part II, Item 1A. You should carefully read the “Risk Factors” section of this Quarterly Report on Form 10-Q to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”
Overview
We are a biopharmaceutical company committed to developing medicines that transform the lives of people with certain epilepsies and brain conditions with seizure symptoms in a manner that is scientifically driven and patient focused. We have set out to be a leader in the field of certain epilepsies and intractable neurological diseases with seizure symptoms. Our differentiated pipeline of potential small molecule medicines has produced four unique anti-seizure programs to date, three of which we are actively developing, and the fourth, which we co-developed, was subsequently repurchased by Takeda Company Limited (“Takeda”). This pipeline was curated using an integrated and disciplined approach to business development, research, and clinical development. All of the programs in our pipeline act upon either extrinsic or intrinsic factors modulating neuronal hyperexcitability, which we believe underlies seizures and other neurological conditions. Our management team has substantial understanding of rare disease and neurological conditions gained from the management team's collective experience and contributions to the development and launch of more than 25 approved medicines in their respective careers prior to joining Ovid. Such experience includes many approved anti-seizure medicines. Our knowledge of the underlying biologic targets driving hyperexcitability and the pathology of refractory epilepsies has produced clinical-stage development programs, the most advanced of which was soticlestat, our rights to which were repurchased by Takeda in 2021 and is being actively studied by Takeda in two pivotal Phase 3 trials in Lennox-Gastaut syndrome and Dravet syndrome. Two of our three programs are in clinical trials. We expect to submit an investigational new drug (“IND”) application to begin clinical trials for the third program in the second half of 2024.
Over time, we have built a replicable and scalable approach to develop small molecule candidates, which begins with conducting animal disease models and toxicology studies in the pre-clinic to build evidence and confidence before moving into the clinic. Initially, we are pursuing therapeutic assets for rare epilepsies and seizure disorders as they can leverage cost-efficient and accelerated development programs and they can be evaluated with concrete and measurable endpoints such as seizures and electroencephalogram (“EEG”) readings. In addition to seizures, if successfully developed and marketed, we intend to explore our pipeline assets for broader neurologic indications caused by neuronal hyperexcitabilty, as applicable. Our cohesive focus in rare epilepsies and seizures reinforces our belief that we can develop and produce multiple novel medicines, scale our infrastructure, and thereby succeed in our mission.
Since our inception in April 2014, we have devoted substantially all of our efforts to organizing and planning our business, building our management and technical team, acquiring operating assets and raising capital. We have historically funded our business primarily through the sale of our capital stock. Through March 31, 2024, we have raised net proceeds of $275.4 million from the sale of our capital stock. We have also, in previous periods, generated revenue through license and collaboration agreements, including $196.0 million from the RLT Agreement and $30.0 million from the Ligand Agreement. As of March 31, 2024, we had $90.3 million in cash, cash equivalents and marketable securities and an accumulated deficit of $289.6 million.
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
The following chart sets forth the status and mechanism of action of our drug candidates:
In connection with Takeda's second quarter earnings announcement in October 2023, Takeda reiterated the anticipated timeline for regulatory filing of the two pivotal Phase 3 trials evaluating soticlestat for Lennox-Gastaut and Dravet syndromes are expected in Takeda’s 2024 fiscal year. Under the royalty, license and termination agreement (“RLT Agreement”) with Takeda, if soticlestat is successfully approved and commercialized, we are eligible to receive up to $660 million in regulatory and commercial milestones and tiered royalties up to 20% on all indications and regions. In October 2023, we entered into the purchase and sale agreement (“Ligand Agreement”) for the sale to Ligand Pharmaceuticals Incorporated (“Ligand”) of a 13% interest in the potential milestone and royalty payments that we are eligible to receive under the RLT Agreement. Under the Ligand Agreement, Ligand paid us $30.0 million, less $100,000 of reimbursable expenses. We retain ownership of 87% of such potential milestone and royalty payments.
In May 2023, we in-licensed OV888 (formerly GV101) and a library of highly-selective Rho-associated coiled-coil containing protein kinase 2 (ROCK2) inhibitors from Graviton Biosciences and entered into a research and collaboration agreement with Graviton Biosciences. Under the collaboration, Graviton is responsible for developing the lead program through Phase 2 development and we will then assume responsibility for Phase 3 development and commercialization. The lead program from this collaboration, OV888, is in a Phase 1 multiple-ascending dose study. OV888 is formulated as a hard gel cap, which we expect to be the future clinical formulation. That Phase 1 study is anticipated to be completed in the first half of 2024. Ovid and Graviton intend to initiate a signal-finding trial in people living with cerebral cavernous malformations in the second half of 2024. No serious adverse events have been observed in the Phase 1 study thus far.
In December 2022, we initiated a Phase 1 study for OV329, a next-generation GABA-aminotransferase inhibitor, in healthy volunteers. That study is continuing to dose-escalate in the single-ascending dose cohorts and we anticipate initiating a multiple-ascending dose study. No serious adverse events have been observed in the Phase 1 study thus far. At our R&D Day on October 2, 2023, we shared preclinical data demonstrating OV329 elicits an EEG response which is a pharmacodynamic marker of anti-convulsant activity. We subsequently guided that we will be adding a transcranial magnetic stimulation to the Phase 1 study to serve as a second biomarker for efficacy in addition to measuring target engagement via magnetic resonance spectroscopy. The current Phase 1 is expected to be completed in the second half of 2024. Additionally, we announced plans to develop an intravenous (“IV”) formulation of OV329 for potential use in acute seizures based upon emerging evidence that GABA-AT inhibition may be effective in the treatment of status epilepticus. An IND application or the equivalent for the IV formulation is expected in the second half of 2024.
We are also developing a portfolio of direct activators of the potassium chloride co-transporter 2 (KCC2) for the potential treatment of seizures and other neurological indications, including OV350. We are conducting multiple non-clinical studies to characterize the therapeutic potential of direct activation of the KCC2 from our library of compounds, which is a biological target implicated in many neurological conditions including seizures. An IV formulation of OV350 is progressing toward an anticipated IND in the second half of 2024. In October 2023, we also presented at our R&D Day animal studies that validate OV350’s potential anti-psychotic properties. We believe non-epilepsy indications may represent future development collaboration opportunities.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023
The following table summarizes the results of our operations for the periods indicated:

(in thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	Change $
Revenue:
License and other revenue	$148	$66	$82
Total revenue	148	66	82
Operating expenses:
Research and development	10,397	6,615	3,782
General and administrative	7,168	8,344	(1,176)
Total operating expenses	17,565	14,958	2,606
Loss from operations	(17,417)	(14,892)	(2,525)
Other income (expense), net	5,723	1,536	4,187
Loss before provision for income taxes	(11,694)	(13,356)	1,662
Provision for income taxes	—	—	—
Net loss	$(11,694)	$(13,356)	$1,662
Revenue
Royalty revenue of $148,000 and $66,000 was recorded in the three months ended March 31, 2024 and 2023, respectively.
Research and Development Expenses

(in thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	Change $
Preclinical and development expenses	$6,697	$2,983	$3,714
Payroll and payroll-related expenses	2,937	2,854	83
Other expenses	763	778	(15)
Total research and development	$10,397	$6,615	$3,782
During the three months ended March 31, 2024, total research and development expenses were $10.4 million, compared to $6.6 million for the same period in 2023. The increase of $3.8 million primarily relates to expenses associated with the acceleration of clinical development in OV329 and OV888 (GV101).
General and Administrative Expenses

(in thousands)	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023	Change $
Payroll and payroll-related expenses	$3,891		$4,746	$(855)
Legal and professional fees	1,673		1,880	(207)
General office expenses	1,604		1,717	(113)
Total general and administrative	$7,168	$7168	$8,344	$(1,175)
General and administrative expenses were $7.2 million and $8.3 million for the three months ended March 31, 2024 and 2023, respectively. The decrease of $1.2 million between periods was due to reduction in force of general and administrative roles during the second quarter of 2023 as well as strategic cost-reduction initiatives.

Other Income (Expense), net
Other income (expense), net for the three months ended March 31, 2024 and 2023 includes unrealized gain (loss) on long-term equity investments and interest earned and accretion of discount on marketable securities. Other income (expense), net for the three months ended March 31, 2024 and 2023 was $5.7 million and $1.5 million, respectively. The increase of $4.2 million is primarily due to unrealized gain recorded on long-term equity investments.
Liquidity and Capital Resources
Overview
As of March 31, 2024, we had total cash, cash equivalents and marketable securities of $90.3 million. We believe that our cash, cash equivalents and marketable securities as of March 31, 2024 will fund our projected operating expenses and capital expenditure requirements for at least 12 months from the issuance of this Quarterly Report on Form 10-Q.
Similar to other development-stage biotechnology companies, we have generated limited revenue, which has been through various license and collaboration agreements. With the exception of the three months ended March 31, 2021, when we received a one-time upfront payment of $196.0 million as part of the RLT Agreement, we have incurred losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses and experience negative operating cash flows for at least the next several years. We recorded net losses of approximately $11.7 million and $13.4 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $289.6 million and working capital of $84.3 million.
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
As of March 31, 2024, we had no long-term debt and no material non-cancelable purchase commitments with service providers, as we have generally contracted on a cancellable, purchase order basis. We cannot estimate whether we will receive or the timing of any potential contingent payments upon the achievement by us of clinical, regulatory and commercial events, as applicable. In addition, we cannot estimate the timing of any potential royalty payments that we may be required to make under license agreements we have entered into with various entities pursuant to which we have in-licensed certain intellectual property as contractual obligations or commitments, including agreements with AstraZeneca and Northwestern. Pursuant to these license agreements, we have agreed to make milestone payments up to an aggregate of $279.3 million upon the achievement of certain development, regulatory and sales milestones. We excluded these contingent payments from the condensed consolidated financial statements, given that the timing, probability, and amount, if any, of such payments cannot be reasonably estimated at this time.
In September 2021, we entered into a 10-year lease agreement for our corporate headquarters with a term commencing March 10, 2022, for approximately 19,000 square feet of office space at Hudson Commons in New York, New York. The lease provides for monthly rental payments over the lease term. The base rent under the lease is currently $2.3 million per year. Rent payments commenced January 10, 2023, and will continue for 10 years following the rent commencement date. We issued a letter of credit in the amount of $1.9 million in association with the execution of the lease agreement, which is reflected as restricted cash on our condensed consolidated balance sheets. Payment obligations under the lease agreement include approximately $1.9 million in the 12 months subsequent to March 31, 2024 and approximately $22.5 million over the remaining term of the agreement. For additional information see Note 5 to our condensed consolidated financial statements under the heading “Leases.”
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
At-the-Market Offering Program
In November 2023, we filed a shelf registration statement on Form S-3 (Registration No. 333-275307) to replace our prior registration statement that was set to expire. The replacement registration statement allows us to sell up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities and/or warrants (the “S-3 Registration Statement”), which includes a prospectus covering the issuance and sale of up to $75.0 million of common stock pursuant to an at-the-market (“ATM”) offering program. As of March 31, 2024, we had $250.0 million available under our S-3 Registration Statement, including $75.0 million available pursuant to our ATM program.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

(in thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Net cash (used in) provided by:
Operating activities	$(16,686)	$(12,112)
Investing activities	20,188	30,229
Financing activities	228	67
Net increase in cash, cash equivalents, and restricted cash	$3,731	$18,184
Net Cash Used In Operating Activities
Net cash used in operating activities was $16.7 million for the three months ended March 31, 2024, which consisted of a net loss of $11.7 million offset by non-cash charges and changes in operating assets and liabilities, primarily related to $2.0 million of stock-based compensation expense. Net cash used in operating activities was $12.1 million for the three months ended March 31, 2023, which consisted of net loss of $13.4 million offset by a net of $1.2 million of non-cash charges and changes in operating assets and liabilities, primarily related to $1.9 million of stock-based compensation expense.
Net Cash Provided By Investing Activities
Net cash provided by investing activities was $20.2 million and $30.2 million for the three months ended March 31, 2024 and 2023, respectively, which was due to maturity of marketable securities during the periods.
Net Cash Provided By Financing Activities
Net cash provided by financing activities during the three months ended March 31, 2024 and 2023 resulted from proceeds from the exercise of stock options and employee stock purchase plan.
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
During the three months ended March 31, 2024, there were no material changes to our critical accounting policies as reported for the year ended December 31, 2023 as part of our Annual Report on Form 10-K, which was filed with the SEC on March 8, 2024. In addition, see Note 2 of our Condensed Consolidated Financial Statements under the heading “Recent Accounting Pronouncements” for new accounting pronouncements or changes to the accounting pronouncements during the three months ended March 31, 2024.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The primary objectives of our investment activities are to ensure liquidity and to preserve capital. As of March 31, 2024, we had cash, cash equivalents and marketable securities totaling $90.3 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in institutional market funds that are comprised of U.S. Treasury and U.S. Treasury-backed repurchase agreements as well as treasury notes and high quality short-term corporate bonds. We maintain our cash, cash equivalents and marketable securities with domestic financial institutions of high credit quality.
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
As of March 31, 2024, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recent quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We are not currently subject to any material legal proceedings.
Item 1A. Risk Factors
An investment in our securities involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes hereto, before deciding to invest in our common stock. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In these circumstances, the market price of our common stock could decline and you may lose all or part of your investment. We cannot assure you that any of the events discussed below will not occur.
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
•We are early in our development efforts of our current drug candidates and most our drug candidates are in clinical trials or preclinical development. If we are unable to successfully develop, receive regulatory approval for and commercialize our drug candidates, or successfully develop any other drug candidates, or experience significant delays in doing so, our business will be harmed.
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
•Under the RLT Agreement, we are entitled to receive royalty and milestone payments in connection with the development and commercialization of soticlestat. If Takeda fails to progress, delays, or discontinues the development of soticlestat, we may not receive some or all of such payments, which would materially harm our business.
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
We have historically incurred significant operating losses. Our net loss for the period ended March 31, 2024 was $11.7 million, and we had an accumulated deficit of $289.6 million as of that date. We expect to continue to incur increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our drug candidates, as well as hiring employees and building our infrastructure.
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
As of March 31, 2024, our cash, cash equivalents and marketable securities were $90.3 million, and we had an accumulated deficit of $289.6 million. We believe that our existing cash, cash equivalents and marketable securities will fund our current operating plans through at least 12 months from the filing of this Quarterly Report on Form 10-Q. However, our operating plans may change because of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.
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
For the three months ended March 31, 2024, we recorded no U.S. federal or state income tax provision, based on a pre-tax loss of approximately $11.7 million. As of March 31, 2024, we had available approximately $158.3 million of unused NOL carryforwards for U.S. federal income tax purposes, $12.6 million of unused NOL carryforwards for Massachusetts income tax purposes, $164.1 million of unused NOL carryforwards for New York income tax purposes, and $163.9 million of unused NOL carryforwards for New York City income tax purposes, that may be applied against future taxable income. Our NOL carryforwards are significantly limited such that even if we achieve profitability in future periods, we may not be able to utilize most of the NOL carryforwards, which could have a material adverse effect on cash flow and results of operations.
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
Further, clinical endpoints for certain diseases we are targeting, such as CCM, have not been established, and accordingly, we may have to develop new modalities or modify existing endpoints to measure efficacy, which may increase the time it takes for us to commence or complete clinical trials. In addition, we believe investigators in this area may be inexperienced in conducting trials in this area due to the current lack of drugs to treat these disorders, which may result in increased time and expense to train investigators and open clinical sites.
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
A key element of our current strategy is to discover, develop and potentially commercialize a portfolio of drug candidates to treat certain epilepsies, seizure-related disorders, and rare neurological disorders. However, our business development activities and research activities may present attractive opportunities outside of certain epilepsies and seizure-related disorders and we may choose to pursue drug candidates in other areas of interest including other disorders that we believe would be in the best interest of the Company and our stockholders. We plan to continuously review our strategies and modify as necessary based on attractive areas of interest and assets that we choose to pursue. We intend to develop our portfolio of drug candidates by in-licensing and entering into collaborations with leading biopharmaceutical companies or academic institutions for new drug candidates. Identifying new drug candidates requires substantial technical, financial and human resources, whether or not any drug candidates are ultimately identified. Even if we identify drug candidates that initially show promise, we may fail to in-license or acquire these assets and may also fail to successfully develop and commercialize such drug candidates for many reasons, including the following:
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
We focus our research and drug development on treatments for certain epilepsies, seizure-related disorders and rare neurological disorders. Given the small number of patients who have the disorders that we are targeting, our eligible patient population and pricing estimates may differ significantly from the actual market addressable by our drug candidates. Our projections of both the number of people who have these disorders, as well as the subset of people with these disorders who have the potential to benefit from treatment with our drug candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these disorders. The number of patients may turn out to be lower than expected. Likewise, the potentially addressable patient population for each of our drug candidates may be limited or may not be amenable to treatment with our drug candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business.
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
We have previously acquired and we may acquire or in-license drug candidates for preclinical or clinical development in the future as we continue to build our pipeline. Such arrangements with third parties may impose diligence, development and commercialization obligations, milestone payments, royalty payments, indemnification and other obligations on us. Our obligations to pay milestone, royalty and other payments to our licensors may be substantial, and the amount and timing of such payments may impact our ability to progress the development and commercialization of our drug candidates. Our rights to use any licensed intellectual property may be subject to the continuation of and our compliance with the terms of any such agreements. Additionally, disputes may arise regarding our rights to intellectual property licensed to us or acquired by us from a third party, including but not limited to:
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
Our business strategy is based on acquiring or in-licensing compounds directed at certain epilepsies, seizure-related disorders, and rare neurological disorders. As a result, we intend to periodically explore a variety of possible additional strategic collaborations in an effort to gain access to additional drug candidates or resources. At the current time, we cannot predict what form such a strategic collaboration might take. We are likely to face significant competition in seeking appropriate strategic collaborators, and strategic collaborations can be complicated and time consuming to negotiate and document. We may not be able to negotiate strategic collaborations on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any additional strategic collaborations because of the numerous risks and uncertainties associated with establishing them. Further, our business development activities and research activities may present attractive opportunities outside of certain epilepsies and seizure-related disorders and we may choose to pursue drug candidates in other areas of interest including other disorders and diseases that we believe would be in the best interest of the Company and our stockholders. We plan to continuously review our strategies and modify as necessary based on attractive areas of interest and assets that we choose to pursue.
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
•Physician Payments Sunshine Act, which is part of the PPACA, requires that certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services (“CMS”), information related to: (i) payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals; and (ii) ownership and investment interests held by physicians and their immediate family members;
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
Other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute will remain in effect until 2032 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
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
Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS,”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. Additionally, the Biden administration released an additional executive order on October 14, 2022, directing HHS to report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. At the state level, legislatures have increasingly passed and implemented regulations designed to control pharmaceutical and biological product pricing, including pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. For example, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare & Medicaid Services Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs.
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
As of March 31, 2024, we had 40 full-time employees. As our development and commercialization plans and strategies for our current pipeline of product candidates develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day operations and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational inefficiencies, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future drug candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance, our ability to commercialize drug candidates, develop a scalable infrastructure and compete effectively will depend, in part, on our ability to effectively manage any future growth.
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

Numerous other countries have, or are developing, laws governing the collection, use and transmission of personal information as well. EU member states and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations. For example, in May 2016, the EU formally adopted the General Data Protection Regulation (“GDPR,”) which applies to all EU member states as of May 25, 2018 and replaces the former EU Data Protection Directive. The regulation introduces new data protection requirements in the EU and imposes substantial fines for breaches of the data protection rules. The GDPR must be implemented into national laws by the EU member states imposes strict obligations and restrictions on the ability to collect, analyze, and transfer personal data, including health data from clinical trials and adverse event reporting. Data protection authorities from different EU member states have interpreted the privacy laws differently, which adds to the complexity of processing personal data in the EU, and guidance on implementation and compliance practices are often updated or otherwise revised. Any failure to comply with the rules arising from the GDPR and related national laws of EU member states could lead to government enforcement actions and fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater, and adversely impact our operating results. The GDPR will increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with EU data protection rules.
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
The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls over financial reporting and disclosure controls and procedures. We are required, under Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Section 404 also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. We will not be required to have our auditors formally attest to the effectiveness of our internal control over financial reporting unless we again cease to be a smaller reporting company.
Our compliance with Section 404 in future periods may require that we incur substantial expense and expend significant management efforts. We currently do not have an internal audit group and rely on experienced consultants to support this function. We may need to hire additional consultants or accounting and financial staff with appropriate public company experience and technical accounting knowledge in order to continually comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by The Nasdaq Stock Market LLC, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
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
In November 2023 we filed a shelf registration statement on Form S-3 (Registration No. 333-275307) to replace our prior registration statement that was set to expire. The replacement registration statement allows us to sell up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities and/or warrants (the “S-3 Registration Statement”), which includes a prospectus covering the issuance and sale of up to $75.0 million of common stock pursuant to an at-the-market (“ATM”) offering program. As of March 31, 2024, we had $250.0 million available under our S-3 Registration Statement, including $75.0 million available pursuant to our ATM program. Debt and equity financings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as redeeming our shares, making investments, issuing additional equity, incurring additional debt, making capital expenditures, declaring dividends or placing limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could negatively impact our ability to conduct our business. If we raise additional capital through future collaborations, strategic alliances or third-party licensing arrangements, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. Any of these events could significantly harm our business, financial condition and prospects.
You will be diluted by any conversions of outstanding Series A convertible preferred stock and exercises of outstanding options.
As of March 31, 2024, we had outstanding options to purchase an aggregate of 17,356,577 shares of our common stock at a weighted average exercise price of $3.77 per share and 1,250,000 shares of common stock issuable upon conversion of outstanding Series A convertible preferred stock for no additional consideration. Such Series A convertible preferred stock is convertible any time at the option of the holder thereof subject to the beneficial ownership limitations described in Note 7 to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. The exercise of such options and conversion of the Series A convertible preferred stock for shares of our common stock will result in further dilution of your investment and could negatively affect the market price of our common stock. In addition, you may experience further dilution if we issue common stock, or securities convertible into common stock, in the future. As a result of this dilution, you may receive significantly less than the full purchase price you paid for the shares in the event of liquidation.
Concentration of ownership of our common stock among our executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.
Based upon shares of our common stock outstanding as of March 31, 2024, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 57.5% of our outstanding common stock.
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
The trading market for our common stock relies, in part, on the research and reports that industry or financial analysts publish about us or our business. We currently have research coverage offered by several industry or financial analysts. We do not have any control over these analysts. If one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. If additional analysts cease to cover our stock or fail to regularly publish reports, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Equity Securities
None.
Use of Proceeds
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 5. Other Information
Director and Officer Trading Arrangements
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.3^	License Agreement by and between Northwestern University and the Company, dated December 15, 2016.

10.1	Form of Restricted Stock Unit Grant Notice and Award Agreement under the 2017 Equity Incentive Plan.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained within Exhibit 101)
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
^    Filed with this Form 10-Q solely for the purpose of transitioning this previously-filed exhibit, which is the subject of an expiring confidential treatment order, to the rules governing the filing of redacted exhibits under Regulation S-K Item 601(b)(10)(iv) pursuant to the Securities and Exchange Commission (“SEC”) Division of Corporation Finance Disclosure Guidance: Topic 7. Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the SEC, certain portions of this exhibit have been redacted. The Registrant hereby agrees to furnish supplementally to the Securities and Exchange Commission, upon its request, an unredacted copy of this exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVID THERAPEUTICS INC.

Date: May 14, 2024	By:	/s/ Jeremy M. Levin
Jeremy M. Levin
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2024	By:	/s/ Jeffrey Rona
Jeffrey Rona
Chief Business and Financial Officer (Principal Financial and Accounting Officer)