Form 10-Q
period 2024-06-30
Ovid Therapeutics Inc.
filed 2024-08-13
CIK 1636651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
As of August 10, 2024, the registrant had 70,971,577 shares of common stock, $0.001 par value per share, outstanding.

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
In this Quarterly Report on Form 10-Q, unless otherwise stated or as the context otherwise requires, references to “Ovid,” the “Company,” “we,” “us,” “our” and similar references refer to Ovid Therapeutics Inc. and its wholly owned subsidiaries. This Quarterly Report on Form 10-Q also contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
OVID THERAPEUTICS INC.
Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)	June 30, 2024	December 31, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$29,694	$27,042
Marketable securities	47,280	78,792
Prepaid expenses and other current assets	3,915	3,764
Total current assets	80,889	109,598

Long-term equity investments	21,052	17,626
Restricted cash	1,931	1,931
Right-of-use asset, net	13,357	13,894
Property and equipment, net	618	769
Other noncurrent assets	246	210
Total assets	$118,093	$144,027

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,720	$3,703
Accrued expenses	8,108	6,525
Current portion, lease liability	1,291	1,246
Total current liabilities	14,119	11,474

Long-term liabilities:
Lease liability	14,099	14,756
Royalty monetization liability	972	30,000
Total liabilities	29,190	56,230

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; Series A convertible preferred stock, 10,000 shares designated, 1,250 shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 70,971,577 and 70,691,992 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	71	71
Additional paid-in-capital	369,883	365,591
Accumulated other comprehensive (loss) income	(12)	1
Accumulated deficit	(281,039)	(277,866)
Total stockholders’ equity	88,903	87,797
Total liabilities and stockholders’ equity	$118,093	$144,027
See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.
Condensed Consolidated Statements of Operations
(unaudited)

(in thousands, except share and per share data)	For The Three Months Ended June 30, 2024	For The Three Months Ended June 30, 2023	For The Six Months Ended June 30, 2024	For The Six Months Ended June 30, 2023
Revenue:
License and other revenue	$169	$75	$317	$141
Total revenue	169	75	317	141
Operating expenses:
Research and development	12,582	5,999	22,984	12,613
General and administrative	8,104	8,248	15,267	16,592
Total operating expenses	20,686	14,247	38,251	29,205
Loss from operations	(20,517)	(14,172)	(37,934)	(29,064)
Other income (expense), net	29,038	1,764	34,760	3,300
Income (loss) before provision for income taxes	8,521	(12,408)	(3,174)	(25,765)
Provision for income taxes	—	—	—	—
Net income (loss)	$8,521	$(12,408)	$(3,174)	$(25,765)
Net income (loss) per share, basic	$0.12	$(0.18)	$(0.04)	$(0.37)
Net income (loss) per share, diluted	$0.12	$(0.18)	$(0.04)	$(0.37)
Weighted-average common shares outstanding basic	70,916,471	70,534,181	70,816,585	70,512,479
Weighted-average common shares outstanding diluted	71,200,798	70,534,181	70,816,585	70,512,479
See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

(in thousands)	For The Three Months Ended June 30, 2024	For The Three Months Ended June 30, 2023	For The Six Months Ended June 30, 2024	For The Six Months Ended June 30, 2023
Net income (loss)	$8,521	$(12,408)	$(3,174)	$(25,765)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	7	—	(13)	47
Comprehensive income (loss)	$8,528	$(12,408)	$(3,187)	$(25,717)
See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

(in thousands, except shares)	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	1,250	$—	70,691,992	$71	$365,591	$1	$(277,866)	$87,797
Issuance of common stock from exercise of stock options and purchases from employee stock purchase plan	—	—	91,969	—	228	—	—	228
Stock-based compensation expense	—	—	—	—	1,968	—	—	1,968
Other comprehensive loss	—	—	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	—	—	(11,694)	(11,694)
Balance, March 31, 2024	1,250	$—	70,783,961	$71	$367,787	(19)	$(289,560)	$78,279
Issuance of common stock from exercise of stock options and purchases from employee stock purchase plan	—	—	187,616	—	356	—	—	356
Stock-based compensation expense	—	—	—	—	1,740	—	—	1,740
Other comprehensive loss	—	—	—	—	—	7	—	7
Net income	—	—	—	—	—	—	8,521	8,521
Balance, June 30, 2024	1,250	$—	70,971,577	$71	$369,883	$(12)	$(281,039)	$88,903
(in thousands, except shares)	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	1,250	$—	70,466,885	$70	$357,771	$(42)	$(225,527)	$132,273
Issuance of common stock from exercise of stock options and purchases from employee stock purchase plan	—	—	24,625	—	67	—	—	67
Stock-based compensation expense	—	—	—	—	1,917	—	—	1,917
Other comprehensive income	—	—	—	—	—	48	—	48
Net loss	—	—	—	—	—	—	(13,356)	(13,356)
Balance, March 31, 2023	1,250	$—	70,491,510	$70	$359,754	6	$(238,883)	$120,948
Issuance of common stock from exercise of stock options and purchases from employee stock purchase plan	—	—	112,283	—	211	—	—	211
Stock-based compensation expense	—	—	—	—	1,949	—	—	1,949
Other comprehensive loss	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(12,408)	(12,408)
Balance, June 30, 2023	1,250	$—	70,603,793	$71	$361,914	$5	$(251,291)	$110,699
See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

(in thousands)	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Cash flows from operating activities:
Net loss	$(3,174)	$(25,765)
Adjustments to reconcile net loss to cash used in operating activities:
Change in fair value of royalty monetization liability	(29,028)	—
Unrealized gain on equity investment	(3,427)	(848)
Change in accrued interest and accretion of discount on marketable securities	(1,678)	(1,139)
Stock-based compensation expense	3,708	3,865
Depreciation and amortization expense	284	282
Non-cash operating lease expense	538	511
Change in lease liability	(612)	573
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(151)	(4,048)
Security deposit	—	12
Accounts payable	1,017	1,810
Accrued expenses	1,582	929
Net cash used in operating activities	(30,941)	(23,818)

Cash flows from investing activities:
Purchase of marketable securities	(46,821)	(24,574)
Sales/maturities of marketable securities	80,000	85,000
Purchase of long-term equity investment	—	(10,000)
Purchases of property and equipment	(53)	(21)
Software development and other costs	(116)	(110)
Net cash provided by investing activities	33,010	50,295

Cash flows from financing activities:
Proceeds from exercise of options and purchases from employee stock purchase plan	584	278
Net cash provided by financing activities	584	278

Net increase in cash, cash equivalents and restricted cash	2,653	26,755
Cash, cash equivalents and restricted cash, at beginning of period	28,973	46,799
Cash, cash equivalents and restricted cash, at end of period	$31,625	$73,554
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
The Company’s major sources of cash have been licensing revenue, proceeds from various public and private offerings of its capital stock, option exercises and interest income. As of June 30, 2024, the Company had approximately $77.0 million in cash, cash equivalents and marketable securities. Since inception, the Company has generated $223.2 million in revenue, primarily from the Company’s royalty, license and termination agreement (“RLT Agreement”) with Takeda Pharmaceutical Company Limited (“Takeda”). For most periods, the Company has incurred recurring losses, has experienced negative operating cash flows and has required significant cash resources to execute its business plans, which the Company expects will continue for the foreseeable future. The Company has an accumulated deficit of $281.0 million as of June 30, 2024, working capital of $66.8 million and had cash used in operating activities of $30.9 million for the six months ended June 30, 2024.
The Company recorded net income of $8.5 million due to an adjustment to a royalty monetization liability (see Note 2 “Summary of Significant Accounting Policies” below) and net loss of $3.2 million during the three and six months ended June 30, 2024, respectively, and expects to incur losses in subsequent periods for at least the next several years. The Company is highly dependent on its ability to find additional sources of funding through either equity offerings, debt financings, collaborations, strategic alliances, licensing agreements or a combination of any such transactions. Management believes that the Company’s existing cash, cash equivalents and marketable securities as of June 30, 2024 will be sufficient to fund its current operating plans through at least the next 12 months from the date of filing of this Quarterly Report on Form 10-Q. Adequate additional funding may not be available to the Company on acceptable terms or at all. The failure to raise capital as and when needed could have a negative impact on the Company’s financial condition and ability to pursue its business strategy. The Company may be required to delay, reduce the scope of or eliminate research and development programs, or obtain funds through arrangements with collaborators or others that may require the Company to relinquish rights to certain drug candidates that the Company might otherwise seek to develop or commercialize independently.
The Company is subject to other challenges and risks specific to its business and its ability to execute on its strategy, as well as risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations, including, without limitation, risks and uncertainties associated with: delays or problems in the supply of the Company’s product candidates, loss of single source suppliers or failure to comply with manufacturing regulations; identifying, acquiring or in-licensing additional products or product candidates; pharmaceutical product development and the inherent uncertainty of clinical success; the challenges of protecting and enhancing intellectual property rights; complying with applicable regulatory requirements; and obtaining regulatory approval of any of the Company’s product candidates.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 8, 2024.
(A) Unaudited Interim Condensed Consolidated Financial Statements
The interim condensed consolidated balance sheet at June 30, 2024 and the condensed consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders’ equity for the three and six months ended June 30, 2024 and 2023 are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and following the requirements of the SEC for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by GAAP are condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of its financial information. The results of operations for the three and six month periods ended June 30, 2024 and 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other future annual or interim period. The balance sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K.
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
(D) Marketable Securities
Marketable securities consist of investments in U.S. treasury instruments which are considered available-for-sale securities. The Company classifies its marketable securities with maturities of less than one year from the balance sheet date as current assets on its condensed consolidated balance sheets. The Company classifies its marketable securities with original maturities of less than three months as cash equivalents on its condensed consolidated balance sheets. Unrealized gains and losses on these securities that are determined to be temporary are reported as a separate component of accumulated other comprehensive (loss) income in stockholders’ equity.
(E) Restricted Cash
The Company classifies as restricted cash all cash pledged as collateral to secure long-term obligations and all cash whose use is otherwise limited by contractual provisions. Amounts are reported as non-current unless restrictions are expected to be released in the next 12 months.
(F) Long-Term Equity Investments
Long-term equity investments consist of equity investments in the preferred shares of Gensaic, Inc., formerly M13 Therapeutics, Inc. (“Gensaic”), and Graviton Bioscience Corporation (“Graviton”), both privately held corporations. The preferred shares are not considered in-substance common stock, and the investments are accounted for at cost, with adjustments for observable changes in prices or impairments, and are classified within long-term equity investments on the condensed consolidated balance sheets with adjustments recognized in other income (expense), net on the condensed consolidated statements of operations. The Company has determined that these equity investments do not have a readily determinable fair value and elected the measurement alternative. Therefore, the carrying amount of the equity investments will be adjusted to fair value at the time of the next observable price change for the identical or similar investment of the same issuer or when an impairment is recognized. Each reporting period, the Company performs a qualitative assessment to evaluate whether the investments are impaired. The assessment includes a review of recent operating results and trends, recent sales/acquisitions of the investees' securities, and other publicly available data. If an investment is determined to be impaired, the Company will then write it down to its estimated fair value. As of June 30, 2024 and December 31, 2023, the equity investment in Gensaic had a carrying value of $5.1 million. As of June 30, 2024 and December 31, 2023, the equity investment in Graviton had a carrying value of $15.8 million and $11.2 million, respectively. The initial investment in Graviton was $10.0 million, and cumulative measurement adjustments totaling $5.8 million have been recognized. The Company’s equity investments are assessed quarterly and increases have been based upon change in observable price.
Long-term equity investments also consist of an equity investment in the common shares of Marinus Pharmaceuticals, Inc. (“Marinus”) that were received as non-cash consideration via the terms of a licensing agreement executed between the two companies effective March 2022. The equity shares are marked-to-market at each reporting date with changes in the fair value being reflected in the carrying value of the investment on the Company’s condensed consolidated balance sheets and other income (expense), net on the Company’s condensed consolidated statements of operations. As of June 30, 2024 and December 31, 2023, the equity investment in Marinus had a carrying value of $0.1 million and $1.3 million, respectively.
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
The three levels of the fair value hierarchy are as follows:
•Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities. The Company’s Level 1 assets consisted of investments in a U.S. treasury money market fund and equity securities totaling $18.9 million as of June 30, 2024 and $25.7 million as of December 31, 2023.
•Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted prices of similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active). Level 2 includes financial instruments that are valued using models or other valuation methodologies. The Company’s Level 2 assets consisted of U.S. treasury bills, totaling $57.2 million as of June 30, 2024 and $78.8 million as of December 31, 2023.
•Level 3—Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when their fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. The Company’s Level 3 liabilities consist of a royalty monetization liability that was valued at $972,000 as of June 30, 2024 and $30.0 million as of December 31, 2023. There were no Level 3 assets as of June 30, 2024 or December 31, 2023.
The following table presents information about liabilities measured at fair value on a recurring basis and for which the Company utilizes Level 3 inputs to determine fair value.

Royalty Monetization Liability
(in thousands)	June 30, 2024
Balance, beginning of period	$30,000
Change in fair value of royalty monetization liability	(29,028)
Balance, end of period	$972
The Company estimated the fair value of the royalty monetization liability using a probability-weighted discounted cash flow valuation based on the estimated future sales of soticlestat. Using this approach, the estimated future sales of soticlestat are calculated over the expected life of the agreement using certain unobservable inputs. The unobservable inputs include: the estimated probability of FDA approval for commercialization of soticlestat, the estimated future sales forecast for soticlestat, and the discount rate used to present value the probability-weighted estimated future sales of soticlestat.
The royalty monetization liability is classified as a Level 3 liability as its valuation requires substantial judgment and estimation of factors that are not observable. If different input assumptions were used for the valuation, the estimated fair value could be significantly higher or lower than the fair value determined. See “Royalty Monetization Liability” in this Note 2 (L) below.
The carrying amounts reported in the balance sheets for cash and cash equivalents, other current assets, accounts payable and accrued expenses approximate their fair values based on the short-term maturity of these instruments.
(H) Leases
The Company determines if an arrangement is a lease at inception and recognizes the lease in accordance with FASB Accounting Standards Codification (“ASC”) 842. Operating leases are included in right-of-use (“ROU”) assets, current liabilities, and long-term lease liability in the Company's condensed consolidated balance sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. The Company determines the portion of the lease liability that is current as the difference between the calculated lease liability at the end of the current period and the lease liability that is projected 12 months from the current period.
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
(L) Royalty Monetization Liability
The Company accounted for its sale to Ligand Pharmaceuticals Incorporated (“Ligand”) under the purchase and sale agreement (the “Ligand Agreement”) of a 13% share of royalties and milestones owed to the Company pursuant to the RLT Agreement with Takeda related to the potential approval and commercialization of soticlestat in accordance with ASC 470, Debt, which addresses situations in which an entity receives cash from an investor in return for an agreement to pay the investor a specified percentage of the revenue from a contractual right. The Company classified the proceeds received from the sale to Ligand as debt as the Company determined that it had significant continuing involvement in the generation of the cash flows to Ligand. The Company further elected to account for the debt at fair value in accordance with ASC 825, Financial Instruments, which permits a company to elect the fair value option on an instrument specific basis for a recognized financial liability that is not specifically excluded.
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
In June 2024, Takeda reported Phase 3 topline study results for soticlestat, noting that soticlestat narrowly missed its primary endpoint and showed clinically meaningful and significant effects in multiple key secondary efficacy endpoints with respect to Dravet syndrome and missed its primary endpoint with respect to Lennox-Gastaut syndrome. Based on the study results, the Company’s management reassessed certain assumptions for soticlestat that factor into the valuation of the royalty monetization liability and determined the probability of potential commercialization related to Dravet syndrome to be 7.5% and the probability of potential commercialization related to Lennox-Gastaut syndrome to be 0%. A discount rate of 15% was utilized in calculating the change to the royalty monetization liability. The impact on the fair value resulted in a $29.0 million reduction in the royalty monetization liability which was recognized as other income (expense), net in the statement of operations for the period ended June 30, 2024.
Given that the two Phase 3 Takeda trials evaluating soticlestat for the treatment of Dravet and Lennox-Gastaut syndromes did not meet their primary endpoints, it is uncertain whether Takeda will continue to progress, or elect to terminate the development of soticlestat as contemplated by the RLT Agreement, in which case we may not receive some or all of the royalty and milestone payments under the RLT Agreement. See Note 11 – Collaboration and License Agreements for a description of the RLT Agreement.
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
(P) Recent Accounting Pronouncements
The Company has reviewed recently issued accounting standards and plans to adopt those that are applicable. The Company will adopt ASU 2023-7, Segment Reporting (Topic 280): "Improvement to Reportable Segment Disclosures" ("ASU 2023-07"), beginning with its fiscal year ended December 31, 2024. ASU 2023-07 introduces a new requirement to disclose significant segment expenses regularly provided to the chief operating decision maker (“CODM”), extends certain annual disclosures to interim periods, clarifies that single reportable segment entities must apply ASC 280 in its entirety, permits more than one measure of segment profit or loss to be reported under certain conditions, and requires disclosure of the title and position of the CODM. The Company does not expect the adoption of these standards to have a material impact on its financial position, results of operations, or cash flows.
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
NOTE 3 – CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES
The following tables summarize the fair value of cash, cash equivalents and marketable securities as well as gross unrealized holding gains and losses as of June 30, 2024 and December 31, 2023:

	June 30, 2024
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Cash	$1,037	$—	$—	$1,037
Cash equivalents	28,659	—	(2)	28,657
Marketable securities	47,292	—	(12)	47,280
Total cash, cash equivalents and marketable securities	$76,988	$—	$(14)	$76,974

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Cash	$2,701	$—	$—	$2,701
Cash equivalents	24,340	—	—	24,340
Marketable securities	78,791	1	—	78,792
Total cash, cash equivalents and marketable securities	$105,832	$1	$—	$105,833
The Company did not hold any securities that were in an unrealized loss position for more than 12 months as of June 30, 2024 and December 31, 2023.
There were no material realized gains or losses on available-for-sale securities during the six months ended June 30, 2024 and 2023.
NOTE 4 – PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS
Property and equipment is summarized as follows:

(in thousands)	June 30, 2024	December 31, 2023
Furniture and equipment	$1,517	$1,463
Leasehold improvements	306	306
Less accumulated depreciation	(1,205)	(1,001)
Total property and equipment, net	$618	$769
Depreciation expense was $103,000 and $105,000 for the three months ended June 30, 2024 and 2023, respectively. Depreciation expense was $204,000 and $214,000 for the six months ended June 30, 2024 and 2023, respectively.

Intangible assets, net of accumulated amortization, were $219,000 and $186,000 as of June 30, 2024 and December 31, 2023, respectively, and are included in other assets. Amortization expense was $45,000 and $32,000 for the three months ended June 30, 2024 and 2023, respectively. Amortization expense was $80,000 and $63,000 for the six months ended June 30, 2024 and 2023, respectively.
NOTE 5 – LEASES
During September 2021, the Company entered into a 10-year lease agreement for its corporate headquarters with a term commencing March 10, 2022, for approximately 19,000 square feet of office space at Hudson Commons in New York, New York. The lease provides for monthly rental payments over the lease term. The base rent under the lease is currently $2.3 million per year. Rent payments commenced 10 months following the commencement date of the lease, or January 10, 2023, and continue for 10 years following the rent commencement date. The Company issued a letter of credit in the amount of $1.9 million in association with the execution of the lease agreement; the letter of credit is characterized as restricted cash on the Company’s condensed consolidated balance sheets.
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
ROU asset and lease liabilities related to the Company’s operating lease are as follows:

(in thousands)	June 30, 2024
ROU asset, net	$13,357
Current lease liability	1,291
Long-term lease liability	$14,099
The components of operating lease cost for the six months ended June 30, 2024 were as follows:

(in thousands)	June 30, 2024
Operating lease cost	$1,084
Variable lease cost	—
Short-term lease cost	—
Future minimum commitments under the non-cancelable operating lease are as follows:

(in thousands)
2024	1,158
2025	2,316
2026	2,316
2027	2,316
2028	2,469
Thereafter	9,878
Total lease payments	$20,453

NOTE 6 – ACCRUED EXPENSES
Accrued expenses consist of the following:

(in thousands)	June 30, 2024	December 31, 2023
Payroll and bonus accrual	$4,947	$4,277
Research and development accrual	2,170	1,396
Professional fees accrual	622	522
Other	369	331
Total	$8,108	$6,525
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
There were 1,250 shares of Series A Preferred Stock outstanding as of June 30, 2024 and December 31, 2023. Each share of Series A Preferred Stock is convertible into 1,000 shares of common stock at any time at the holder’s option. However, the holder will be prohibited, subject to certain exceptions, from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than, at the written election of the holder, either 9.99% or 14.99% of the total number of shares of common stock then issued and outstanding, which percentage may be changed at the holder’s election to any other number less than or equal to 19.99% upon 61 days’ notice to the Company; provided, however, that effective 61 days after delivery of such notice, such beneficial ownership limitations shall not be applicable to any holder that beneficially owns either 10.0% or 15.0%, as applicable based on the holder’s initial written election noted above, of the total number of shares of common stock issued and outstanding immediately prior to delivery of such notice. In the event of a liquidation, dissolution, or winding up of the Company, holders of Series A Preferred Stock will receive a payment equal to $0.001 per share of Series A Preferred Stock before any proceeds are distributed to the holders of common stock.
Dividends
Through June 30, 2024, the Company has not declared any dividends. No dividends on the common stock shall be declared and paid unless dividends on the preferred stock have been declared and paid.
NOTE 8 – STOCK-BASED COMPENSATION
The Company’s Board of Directors adopted, and the Company’s stockholders approved, the 2017 Equity Incentive Plan (“2017 Plan”), which became effective on May 4, 2017. The initial reserve of shares of common stock issuable under the 2017 Plan was 3,052,059 shares. The 2017 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards, and other forms of stock-based awards. Additionally, the 2017 Plan provides for the grant of performance cash awards. The Company’s employees, officers, directors, consultants and advisors are eligible to receive awards under the 2017 Plan. Following the adoption of the 2017 Plan, no further awards will be granted under the Company’s prior plan. Pursuant to the terms of the 2017 Plan, on each January 1st, the plan limit shall be increased by the lesser of (x) 5% of the number of shares of common stock outstanding as of the immediately preceding December 31 and (y) such lesser number as the Board of Directors may determine at its discretion. On January 1, 2024 and January 1, 2023 an additional 3,534,599 and 3,523,344 shares, respectively, were reserved for issuance under the 2017 Plan. As of June 30, 2024, there were 5,644,244 shares of the Company’s common stock reserved and available for issuance under the 2017 Plan.

The Company’s Board of Directors adopted, and the Company’s stockholders approved, the 2017 Employee Stock Purchase Plan (“2017 ESPP”), which became effective on May 4, 2017. The initial reserve of shares of common stock issuable under the 2017 ESPP was 279,069 shares. The 2017 ESPP allows employees to purchase common stock of the Company at a 15% discount to the market price on designated semi-annual purchase dates. During the three months ended June 30, 2024 and 2023, no shares were purchased under the 2017 ESPP, and the Company recorded expense of $18,000 and $13,000, respectively. The number of shares of common stock reserved for issuance under the 2017 ESPP automatically increases on January 1 of each year, beginning on January 1, 2018 and continuing through and including January 1, 2027, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (ii) 550,000 shares or (iii) such lesser number of shares determined by the Board of Directors. The Board of Directors acted prior to each of January 1, 2024 and January 1, 2023 to provide that there be no increase in the number of shares reserved for issuance under the 2017 ESPP on either such date. As of June 30, 2024, there were 321,285 shares of the Company’s common stock reserved and available for issuance under the 2017 ESPP.
The Company’s Board of Directors adopted and the Company’s stockholders approved the 2014 Equity Incentive Plan (“2014 Plan”), which authorized the Company to grant shares of common stock in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units. The 2014 Plan was terminated as to future awards in May 2017, although it continues to govern the terms of options that remain outstanding under the 2014 Plan. No additional stock awards will be granted under the 2014 Plan, and all outstanding stock awards granted under the 2014 Plan that are repurchased, forfeited, expire or are cancelled will become available for grant under the 2017 Plan in accordance with its terms. As of June 30, 2024, options to purchase 1,356,621 shares of common stock were outstanding under the 2014 Plan.
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
The fair value of options granted during the three and six months ended June 30, 2024 and 2023 was estimated using the Black-Scholes option valuation model. The inputs for the Black-Scholes option valuation model require significant assumptions that are detailed in the table below. The risk-free interest rates are based on the rate for U.S. Treasury securities at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected life is based on the simplified method in accordance with the SEC Staff Accounting Bulletin No. Topic 14D. Beginning January 1, 2023, the expected volatility is estimated based on the historical volatility of the Company since the Company’s initial public offering.
The Company granted 80,000 and 270,000 stock options to employees during the three months ended June 30, 2024 and 2023, respectively. The Company granted 2,752,150 and 2,950,500 stock options to employees during the six months ended June 30, 2024 and 2023, respectively. There were 5,807,555 and 6,710,485 unvested employee options outstanding as of June 30, 2024, and 2023, respectively. Total expense recognized related to the employee stock options for the three months ended June 30, 2024 and 2023 was $1.6 million and $1.8 million, respectively. Total expense recognized related to the employee stock options for the six months ended June 30, 2024 and 2023 was $3.5 million and $3.6 million, respectively. Total unrecognized compensation expense related to employee stock options was $13.9 million as of June 30, 2024. The Company did not recognize any expense for employee performance-based option awards during the three months ended June 30, 2024 and 2023.
The Company granted zero and 50,000 stock options to nonemployee consultants for services rendered during the three months ended June 30, 2024 and 2023, respectively. The Company granted 250,000 and 50,000 stock options to nonemployee consultants for services rendered during the six months ended June 30, 2024 and 2023, respectively. There were 268,959 and 130,834 unvested nonemployee options outstanding as of June 30, 2024 and 2023, respectively. Total expense recognized related to nonemployee stock options for the three months ended June 30, 2024 and 2023 was $98,000 and $163,000, respectively. Total expense recognized related to nonemployee stock options for the six months ended June 30, 2024 and 2023 was $157,000 and $272,000, respectively. Total unrecognized compensation expenses related to the nonemployee stock options was $0.1 million as of June 30, 2024. The Company did not recognize any expense for nonemployee performance-based option awards during the three and six months ended June 30, 2024 and 2023.
The Company granted 348,575 restricted stock units to employees during the three and six months ended June 30, 2024. No restricted stock units were granted by the Company in prior periods. The restricted stock units granted will vest in equal installments over three years, beginning January 1, 2025 and otherwise have similar terms to the Company’s stock option grants.
The Company’s stock-based compensation expense was recognized in operating expenses as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Research and development	$537	$580	$1,066	$1,090
General and administrative	1,203	1,369	2,642	2,775
Total	$1,740	$1,948	$3,708	$3,865

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Stock options and restricted stock units	$1,722	$1,935	$3,675	$3,837
Employee Stock Purchase Plan	18	13	33	29
Total	$1,740	$1,948	$3,708	$3,865
The fair value of employee options granted during the three and six months ended June 30, 2024 and 2023 was estimated utilizing the following assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	Weighted Average	Weighted Average	Weighted Average	Weighted Average
Volatility	79.01%	84.11%	79.82%	84.56%
Expected term in years	6.08	6.08	6.05	6.07
Dividend rate	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	4.22%	3.63%	4.32%	3.97%
Fair value of option on grant date	$1.75	$2.66	$2.60	$1.92

The fair value of nonemployee options granted during the three and six months ended June 30, 2024 and 2023 was estimated utilizing the following assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	Weighted Average	Weighted Average	Weighted Average	Weighted Average
Volatility	80.59%	83.00%	80.59%	83.00%
Expected term in years	6.50	5.25	6.50	5.25
Dividend rate	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	4.35%	3.89%	4.35%	3.89%
Fair value of option on grant date	$2.71	$2.42	$2.71	$2.42
The following table summarizes the number of options outstanding and the weighted average exercise price:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding December 31, 2023	15,124,546	$3.87	6.90	$5,212,286
Granted	2,752,150	3.66	6.96
Exercised	(248,024)	2.05
Forfeited or expired	(796,360)	6.48
Options outstanding June 30, 2024	16,832,312	$3.74	6.96	$12,790
Vested and exercisable at June 30, 2024	10,755,798	$4.06	5.92	$12,790
At June 30, 2024, there was approximately $13.9 million of unrecognized stock–based compensation expense related to employee and nonemployee grants, which is expected to be recognized over a remaining average vesting period of 2.51 years.
NOTE 9 – INCOME TAXES
The Company’s interim income tax provision consists of U.S. federal and state income taxes based on the estimated annual effective tax rate that the Company expects for the full year together with the tax effect of discrete items. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of June 30, 2024, the Company was in a pre-tax loss position, and is anticipated to remain so throughout the year. For the six months ended June 30, 2024, the Company did not record any tax benefit or expense.
In assessing the realizability of deferred tax assets, management evaluates whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. Management assesses all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, prior earnings history, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Significant weight is given to positive and negative evidence that is objectively verifiable. Based on these factors, including cumulative losses in recent years, the Company continues to maintain a full valuation allowance against its net deferred tax assets as of June 30, 2024.

NOTE 10 – COMMITMENTS AND CONTINGENCIES
License Agreements
Northwestern University License Agreement
In December 2016, the Company entered into a license agreement (“Northwestern Agreement”) with Northwestern University (“Northwestern”), pursuant to which Northwestern granted the Company an exclusive, worldwide license to patent rights of certain inventions (“Northwestern Patent Rights”) which relate to a specific compound and related methods of use for such compound, along with certain know-how related to the practice of the inventions claimed in the Northwestern Patent Rights. The Company is developing OV329 under this agreement.
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
AstraZeneca AB License Agreement
In December 2021, the Company entered into an exclusive license agreement with AstraZeneca AB (“AstraZeneca”), for a library of early-stage small molecules targeting the KCC2 transporter, including lead candidate OV350. Upon execution of the agreement, the Company was obligated to pay an upfront cash payment of $5.0 million and issued shares of the Company’s common stock in an amount that equaled $7.3 million based on the volume-weighted average price of shares of the Company's common stock for the 30 business days immediately preceding the execution date of the transaction.
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
The Company may terminate the Gensaic Collaboration Agreement by providing written notice to Gensaic 90 days in advance of the termination date.
As of June 30, 2024, none of these contingent payments were considered probable.
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
In October 2023, the Company sold a 13% stake in the royalty, regulatory and commercial milestone payments that the Company is eligible to receive under the RLT Agreement to Ligand for $30.0 million. The Company retained 87% of its interest in soticlestat’s potential royalties and milestones. In the event that soticlestat is not approved and commercialized, the Company has no continuing debt or other obligations to Ligand.
In June 2024, Takeda reported the Phase 3 topline study results for soticlestat, noting that soticlestat missed its primary endpoints with respect to Dravet syndrome and Lennox-Gastaut syndromes. Based on the study results, management reassessed certain assumptions for soticlestat that factor into the valuation of the royalty monetization liability and determined the probability of potential commercialization related to Dravet syndrome to be 7.5% and the probability of potential commercialization related to Lennox-Gastaut syndrome to be 0%. The change in valuation assumptions resulted in a $29.0 million reduction in the royalty monetization liability which was recognized as other income in the condensed consolidated statement of operations for the three month period ended June 30, 2024.
During the six months ended June 30, 2024 and 2023, no revenue or expense was recognized pursuant to the RLT Agreement.
Healx License and Option Agreement
In February 2022, the Company entered an exclusive license option agreement (“Healx License and Option Agreement”) with Healx, Ltd. (“Healx”). Under the terms of the Healx License and Option Agreement, Healx secured a one-year option to investigate gaboxadol (“OV101”) as part of a potential combination therapy for Fragile X syndrome in a Phase 1B/2A clinical trial, as well as a treatment for other indications, for an upfront payment of $0.5 million, and fees to support prosecution and maintenance of our relevant intellectual property rights. At the end of the one-year option period, Healx has the option to secure rights to an exclusive license under the Company’s relevant intellectual property rights, in exchange for an additional payment of $2.0 million, development and commercial milestone payments, and low to mid-tier double-digit royalties. On February 1, 2023, the Company granted an extension of the option period for up to four months for Healx to continue to investigate gaboxadol. Royalties are payable on a country-by-country and product-by-product basis during the period beginning on the date of the first commercial sale of such product in such country and ending on the later to occur of the expiration of patent rights covering the product in such country and a specified anniversary of such first commercial sale.
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
No revenue was recognized relating to the Healx License and Option Agreement during the six months ended June 30, 2024 and 2023.

Marinus Pharmaceuticals Out-License Agreement
In March 2022, the Company entered into an exclusive patent license agreement with Marinus (“Marinus License Agreement”). Under the Marinus License Agreement, the Company granted Marinus an exclusive, non-transferable (except as expressly provided therein), royalty-bearing right and license under certain Ovid patents relating to ganaxolone to develop, make, have made, commercialize, promote, distribute, sell, offer for sale and import licensed products in the territory (which consists of the United States, the European Economic Area, United Kingdom and Switzerland) for the treatment of CDKL5 deficiency disorders. Following the date of regulatory approval by the FDA of the first licensed product in the territory which was received in March 2022, Marinus issued, at the Company’s option, 123,255 shares of Marinus common stock, par value $0.001 per share, as payment. The Marinus License Agreement also provides for payment of royalties from Marinus to the Company in single-digits on net sales of each such licensed product sold.
The Company had unrealized losses on the Marinus common stock of $1.2 million and unrealized gains of $0.8 million for the six months ended June 30, 2024 and 2023, respectively, which were recorded as unrealized gains (losses) on equity securities and are reflected in other income (expense), net in the condensed consolidated statements of operations.
Graviton License Agreement and Equity Purchase
In April 2023, the Company entered into a collaboration and license agreement with Graviton (“Graviton Agreement”), whereby it secured from Graviton an exclusive license to develop and commercialize Graviton’s library of Rho-associated coiled-coil containing protein kinase 2 (“ROCK2”) inhibitors including their lead program OV888/GV101 in rare CNS disorders (excluding amyotrophic lateral sclerosis) worldwide (excluding China, Hong Kong, Macau and Taiwan). Under the Graviton Agreement, the Company and Graviton are investigating OV888/GV101 in cerebral cavernous malformations as well as Graviton’s library of ROCK2 inhibitors in other rare CNS disorders. The Company will be responsible for all development and commercialization costs of the products. Should the Company receive regulatory approval and commercialize any of Graviton’s ROCK2 inhibitors, it will pay Graviton tiered royalties on net sales ranging from the mid to high-teens. As part of the Graviton Agreement, the Company also purchased shares of Graviton’s preferred stock for $10.0 million. The Company recorded the purchase of the preferred stock as a long-term equity investment on its condensed consolidated balance sheets. In December 2023 and March 2024, the Company recognized unrealized gains on the investment due to observable changes in price and recorded the gains in other income (expense), net, in the condensed consolidated statements of operations.
NOTE 12 – RELATED PARTY TRANSACTIONS
In March 2021, the Company entered into the RLT Agreement with Takeda. For a description of the RLT Agreement, see Note 11 – Collaboration and License Agreements.
NOTE 13 – NET INCOME (LOSS) PER SHARE
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

The following table summarizes the calculation of basic and diluted net income (loss) per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net income (loss)	$8,521	$(12,408)	$(3,174)	$(25,765)
Net income attributable to participating securities	150	—	—	—
Net income (loss) attributable to common stockholders	$8,371	$(12,408)	$(3,174)	$(25,765)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
Net income (loss) attributable to common stockholders	$8,371	$(12,408)	$(3,174)	$(25,765)
Weighted average common shares outstanding used in computing net income (loss) per share - basic	70,916,471	70,534,181	70,816,585	70,512,479
Weighted average common shares outstanding used in computing net income (loss) per share - diluted	71,200,798	70,534,181	70,816,585	70,512,479
Net income (loss) per share, basic	$0.12	$(0.18)	$(0.04)	$(0.37)
Net income (loss) per share, diluted	$0.12	$(0.18)	$(0.04)	$(0.37)
The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Stock options to purchase common stock	16,547,985	15,448,835	16,547,985	15,448,835
Common stock issuable upon conversion of Series A convertible preferred stock	1,250,000	1,250,000	1,250,000	1,250,000
NOTE 14 – ORGANIZATIONAL RESTRUCTURING
In June 2024, the Company initiated a reduction of its workforce to prioritize its programs and extend its cash runway. The decision, which was approved by the Company’s Board of Directors, was precipitated by Takeda’s report of Phase 3 topline study results for soticlestat, which are described in Note 11 – Collaboration and License Agreements. The workforce reduction included 17 impacted individuals, or approximately 43% of the Company’s headcount, and was recognized in the three month period ended June 30, 2024. Severance costs of approximately $3.4 million related to the organizational restructuring were recognized during the period, and included in operating income (loss) in the line items of the employees’ regular compensation in the condensed consolidated statements of operations. Accrued severance costs of $3.4 million are included in accrued expenses within the condensed consolidated balance sheet.

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
Overview
We are a biopharmaceutical company committed to developing medicines that transform the lives of people with certain epilepsies and brain conditions with seizure symptoms in a manner that is scientifically driven and patient focused. We have set out to be a leader in the field of certain epilepsies and intractable neurological diseases with seizure symptoms. Our differentiated pipeline of potential small molecule medicines has produced four unique anti-seizure programs to date, three of which we are actively developing, and the fourth, which we co-developed, was subsequently repurchased by Takeda Company Limited (“Takeda”) in 2021. This pipeline was curated using an integrated and disciplined approach to business development, research, and clinical development. All of the programs in our pipeline act upon either extrinsic or intrinsic factors modulating neuronal hyperexcitability, which we believe underlies seizures and other neurological conditions. Our management team has substantial understanding of rare disease and neurological conditions gained from the management team’s collective experience and contributions to the development and launch of more than 25 approved medicines in their respective careers prior to joining Ovid. Such experience includes many approved anti-seizure medicines. Our knowledge of the underlying biologic targets driving hyperexcitability and the pathology of refractory epilepsies has produced clinical-stage development program. Two of our three programs are in clinical trials. We expect to submit an investigational new drug (“IND”) application, or the equivalent in jurisdictions outside of the U.S., to begin clinical trials for the third program in the second half of 2024.
Over time, we have built a replicable and scalable approach to develop small molecule candidates, which begins with conducting animal disease models and toxicology studies in the pre-clinic to build evidence and confidence before moving into the clinic. Initially, we are pursuing therapeutic assets for rare epilepsies and seizure disorders as they can leverage cost-efficient and accelerated development programs and they can be evaluated with concrete and measurable endpoints such as seizures and electroencephalogram (“EEG”) readings. In addition to seizures, if successfully developed and marketed, we intend to explore our pipeline assets for broader neurologic indications caused by neuronal hyperexcitability, as applicable. Our cohesive focus in rare epilepsies and seizures reinforces our belief that we can develop and produce multiple novel medicines, scale our infrastructure, and thereby succeed in our mission.
Since our inception in April 2014, we have devoted substantially all of our efforts to organizing and planning our business, building our management and technical team, acquiring operating assets and raising capital. We have historically funded our business primarily through the sale of our capital stock. Through June 30, 2024, we have raised net proceeds of $275.4 million from the sale of our capital stock. We have also, in previous periods, generated revenue through license and collaboration agreements, including $196.0 million from our royalty, license and termination agreement (“RLT Agreement”) with Takeda Pharmaceutical Company Limited (“Takeda”) and $30.0 million from our purchase and sale agreement (“Ligand Agreement”) with Ligand Pharmaceuticals Incorporated (“Ligand”). As of June 30, 2024, we had $77.0 million in cash, cash equivalents and marketable securities and an accumulated deficit of $281.0 million.
We expect to incur significant expenses and operating losses for at least the next several years. Our net losses may fluctuate significantly from period to period, depending on the timing of our planned clinical trials and expenditures on our other research and development and commercial development activities. We expect our expenses will increase substantially over time as we:
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
Our Pipeline
The following chart sets forth the status and mechanism of action of our drug candidates:
In May 2023, we in-licensed OV888/GV101 and a library of highly selective Rho-associated coiled-coil containing protein kinase 2 (ROCK2) inhibitors from Graviton Bioscience Corporation (“Graviton”) and entered into a research and collaboration agreement with Graviton. Under the collaboration, Graviton is responsible for developing the lead program through Phase 2 development and we will then assume responsibility for Phase 3 development and commercialization. The lead program from this collaboration, OV888/GV101, is formulated as a hard gel capsule, which we expect to be the future clinical formulation. Together with Graviton, we announced positive topline data from a Phase 1 multiple-ascending dose study of OV888/GV101 on July 1, 2024. Ovid and Graviton intend to initiate a signal-finding trial in people living with cerebral cavernous malformations in the second half of 2024.
In December 2022, we initiated a Phase 1 study for OV329, a next-generation GABA-aminotransferase inhibitor, in healthy volunteers. That study is continuing to dose-escalate in the single-ascending dose cohorts and we anticipate initiating a multiple-ascending dose study. No serious adverse events have been observed in the Phase 1 study thus far. At our R&D Day in October 2023, we shared preclinical data demonstrating OV329 elicits an EEG response which is a pharmacodynamic marker of anti-convulsant activity. We subsequently guided that we will be adding a transcranial magnetic stimulation to the Phase 1 study to serve as a second biomarker for efficacy in addition to measuring target engagement via magnetic resonance spectroscopy. The current Phase 1 is expected to be completed in the second half of 2024. Additionally, we announced plans to develop an intravenous (“IV”) formulation of OV329 for potential use in acute seizures based upon emerging evidence that GABA-AT inhibition may be effective in the treatment of status epilepticus. In June 2024, we decided to pause the development of the IV formulation of OV329 to focus on other preclinical and clinical programs.
We are also developing a portfolio of direct activators of the potassium chloride co-transporter 2 (KCC2) for the potential treatment of seizures and other neurological indications, including OV350. We are conducting multiple non-clinical studies to characterize the therapeutic potential of direct activation of the KCC2 from our library of compounds, which is a biological target implicated in many neurological conditions including seizures. An IV formulation of OV350 is progressing toward anticipated regulatory filings or first-in-human studies in the second half of 2024. In October 2023, we also presented at our R&D Day animal studies that validate OV350’s potential anti-psychotic properties. We believe non-epilepsy indications may represent future development collaboration opportunities.

In 2021, we sold our rights to soticlestat to Takeda, who studied it in two pivotal Phase 3 trials in Lennox-Gastaut syndrome and Dravet syndrome. On June 17, 2024, Takeda announced topline results of those trials. Given that the two Phase 3 Takeda trials evaluating soticlestat for the treatment of Dravet and Lennox-Gastaut syndromes did not meet their primary endpoints, it is uncertain whether Takeda will continue to progress, or elect to terminate the development of soticlestat as contemplated by the RLT Agreement, in which case we may not receive some or all of the royalty and milestone payments under the RLT Agreement. Takeda has publicly announced plans to engage with regulatory authorities to discuss the totality of the data generated by the study in Dravet syndrome to determine next steps.
Recent Developments
June 2024 Organizational Restructuring
On June 28, 2024, we announced a reduction of our workforce to prioritize our programs and extend our cash runway. We reduced our workforce by 17 people, or approximately 43% of our previous headcount. The organizational restructuring was effective as of July 11, 2024. All employees affected by the organizational restructuring were eligible to receive, among other things, severance payments and the continuation of group health insurance coverage for a specified time period post-termination, contingent upon such employee’s execution of a general release of claims against the Company.
We estimate that we will incur approximately $3.7 million in charges related to the organizational restructuring, which represents cash expenditures for severance and notice period payments, benefits and other related costs. We expect that the execution of the organizational restructuring will be substantially completed by the end of the third quarter of 2024 and that the majority of the cash payments related to the organizational restructuring will be substantially completed by the end of the second quarter of 2025.
Significant Risks and Uncertainties
The global economic slowdown, the overall disruption of global healthcare systems and other risks and uncertainties associated with bank failures, public health crises and global geopolitical tensions, like the ongoing war between Russia and Ukraine and the war in Israel, may have a material adverse effect on our business, financial condition, results of operations and growth prospects. The resulting high inflation rates may materially affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of our clinical trial materials and supplies, interest rates and overhead costs may adversely affect our operating results. Elevated interest rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Furthermore, economic conditions have produced downward pressure on share prices. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates remain high or begin to rise again) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, global geopolitical tensions as a result of the ongoing war between Russia and Ukraine and the war in Israel, worsening global macroeconomic conditions and employee availability and wage increases, which may result in additional stress on our working capital resources.
In addition, we are subject to other challenges and risks specific to our business and our ability to execute on our strategy, as well as risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations, including, without limitation, risks and uncertainties associated with: identifying, acquiring or in-licensing products or product candidates; obtaining regulatory approval of product candidates; pharmaceutical product development and the inherent uncertainty of clinical success; and the challenges of protecting and enhancing our intellectual property rights; and complying with applicable regulatory requirements.
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
Other Income (Expense), net
Other income (expense), net primarily consists of unrealized gains (losses) on long-term equity investments, interest income and accretion of discount on investments in marketable securities, and change in fair value of royalty monetization liability.

Results of Operations
Comparison of the Three Months Ended June 30, 2024 and 2023
The following table summarizes the results of our operations for the periods indicated:

(in thousands)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Change $
Revenue:
License and other revenue	$169	$75	$94
Total revenue	169	75	94
Operating expenses:
Research and development	12,582	5,999	6,583
General and administrative	8,104	8,248	(144)
Total operating expenses	20,686	14,247	6,439
Loss from operations	(20,517)	(14,172)	(6,345)
Other income (expense), net	29,038	1,764	27,274
Income (loss) before provision for income taxes	8,521	(12,408)	20,929
Provision for income taxes	—	—	—
Net income (loss)	$8,521	$(12,408)	$20,929
Revenue
Revenue of $169,000 and $75,000 was recorded in the three months ended June 30, 2024 and 2023, respectively, which consisted of royalties on net sales pursuant to an out-licensing agreement.
Research and Development Expenses

(in thousands)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Change $
Preclinical and clinical development expenses	$7,955	$2,623	$5,332
Payroll and payroll-related expenses	3,898	2,547	1,351
Other expenses	729	829	(100)
Total research and development	$12,582	$5,999	$6,583
During the three months ended June 30, 2024, research and development expenses were $12.6 million, compared to $6.0 million for the same period in 2023. The increase of $6.6 million primarily relates to $4.0 million in expenses associated with the acceleration of preclinical and clinical research and development in OV329 and OV888/GV101 as well as costs associated with the organizational restructuring in June 2024. Payroll and payroll-related expenses of the organizational restructuring of $1.6 million were recognized during the three months ended June 30, 2024, but will be paid over an extended period.
General and Administrative Expenses

(in thousands)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Change $
Payroll and payroll-related expenses	$4,836	$5,030	$(194)
Legal and professional fees	2,140	1,616	524
General office expenses	1,128	1,602	(474)
Total general and administrative	$8,104	$8,248	$(144)

General and administrative expenses were $8.1 million and $8.2 million for the three months ended June 30, 2024 and 2023, respectively. Costs of the organizational restructuring of approximately $1.8 million were recognized during the three months ended June 30, 2024, but will be paid over an extended period. Similar severance costs of $1.0 million were also recognized in the same period in 2023.
Other Income (Expense), net
Other income (expense), net for the three months ended June 30, 2024 and 2023 includes unrealized gain (loss) on long-term equity investments and interest earned and accretion of discount on marketable securities. Additionally, other income of $29.0 million was recognized during the period relating to an adjustment in fair value of the royalty monetization liability under the Ligand Agreement, resulting from our reassessment of certain assumptions underlying the valuation of the royalty monetization liability due to Takeda’s reported soticlestat Phase 3 study results. Other income (expense), net for the three months ended June 30, 2024 and 2023 was $29.0 million and $1.8 million, respectively.
Comparison of the Six Months Ended June 30, 2024 and 2023
The following table summarizes the results of our operations for the periods indicated:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	Change $
	(in thousands)
Revenue:
License and other revenue	$317	$141	$176
Total revenue	317	141	176
Operating expenses:
Research and development	22,984	12,613	10,371
General and administrative	15,267	16,592	(1,326)
Total operating expenses	38,251	29,205	9,046
Loss from operations	(37,934)	(29,064)	(8,870)
Other income (expense), net	34,760	3,300	31,460
Loss before provision for income taxes	(3,174)	(25,765)	22,591
Provision for income taxes	—	—	—
Net loss	$(3,174)	$(25,765)	$22,591
Revenue
Revenue of $317,000 was generated in the six months ended June 30, 2024, compared to revenue of $141,000 recognized in the same period in 2023. Revenue in both periods consisted of royalties on net sales pursuant to an out-licensing agreement.
Research and Development Expenses

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	Change $
	(in thousands)
Preclinical and clinical development expenses	$14,656	$5,605	$9,051
Payroll and payroll-related expenses	6,835	5,401	1,434
Other expenses	1,493	1,607	(114)
Total research and development	$22,984	$12,613	$10,371
During the six months ended June 30, 2024, research and development expenses were $23.0 million compared to $12.6 million for the same period in 2023. The increase of $10.4 million primarily relates to $8.8 million in expenses associated with the acceleration of preclinical and clinical research and development in OV329 and OV888/GV101 as well as costs associated with the organizational restructuring announced in June 2024. Payroll and payroll related costs of the organizational restructuring of $1.6 million were recognized during the three months ended June 30, 2024, but will be paid over an extended period.

General and Administrative Expenses

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	Change $
	(in thousands)
Payroll and payroll-related expenses	$8,727	$9,777	$(1,050)
Legal and professional fees	3,813	3,496	317
General office expenses	2,726	3,319	(593)
Total general and administrative	$15,267	$16,592	$(1,326)
General and administrative expenses were $15.3 million for the six months ended June 30, 2024 compared to $16.6 million for the same period in 2023. The decrease of $1.3 million was primarily due to various cost reduction strategies during the period. Additionally, costs of the organizational restructuring of approximately $1.8 million were recognized during the three months ended June 30, 2024, but will be paid over an extended period.
Other Income (Expense), net
Other income (expense), net for the six months ended June 30, 2024 results from unrealized gain (loss) on long-term equity investments and interest earned and accretion of discount on marketable securities. Additionally, other income of $29.0 million was recognized during the period relating to an adjustment to the royalty monetization liability under the Ligand Agreement, resulting from our reassessment of certain assumptions underlying the valuation of the royalty monetization liability, resulting from Takeda’s reported soticlestat Phase 3 study results. Other income, net for the six months ended June 30, 2024 was $34.8 million compared to $3.3 million for the same period in 2023. Aside from the adjustment to the royalty monetization liability, the increase between the periods is primarily due to net unrealized gains recorded on the long-term equity investments.
Liquidity and Capital Resources
Overview
As of June 30, 2024, we had total cash, cash equivalents and marketable securities of $77.0 million. We believe that our cash, cash equivalents and marketable securities as of June 30, 2024 will fund our projected operating expenses and capital expenditure requirements for at least 12 months from the issuance of this Quarterly Report on Form 10-Q.
Similar to other development-stage biotechnology companies, we have generated limited revenue, which has been through various license and collaboration agreements, and have financed our operations primarily through the sale of equity securities. We have historically incurred losses and experienced negative operating cash flows for most periods since our inception and anticipate that we will incur losses and experience negative operating cash flows in the future. We recorded net income of $8.5 million (due to an adjustment to the royalty monetization liability under the Ligand Agreement) and net loss of $12.4 million for the three months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $281.0 million and working capital of $66.8 million.
In June 2024 we announced an organizational restructuring which included a reduction of our workforce to prioritize our programs and extend our cash runway.
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
As of June 30, 2024, we had no long-term debt and no material non-cancelable purchase commitments with service providers, as we have generally contracted on a cancellable, purchase order basis. We cannot estimate whether we will receive or the timing of any potential contingent payments upon the achievement by us of clinical, regulatory and commercial events, as applicable. In addition, we cannot estimate the timing of any potential royalty payments that we may be required to make under license agreements we have entered into with various entities pursuant to which we have in-licensed certain intellectual property as contractual obligations or commitments, including agreements with AstraZeneca and Northwestern. Pursuant to these license agreements, we have agreed to make milestone payments up to an aggregate of $279.3 million upon the achievement of certain development, regulatory and sales milestones. We excluded these contingent payments from the condensed consolidated financial statements, given that the timing, probability, and amount, if any, of such payments cannot be reasonably estimated at this time.
In September 2021, we entered into a 10-year lease agreement for our corporate headquarters with a term commencing March 10, 2022, for approximately 19,000 square feet of office space at Hudson Commons in New York, New York. The lease provides for monthly rental payments over the lease term. The base rent under the lease is currently $2.3 million per year. Rent payments commenced January 10, 2023 and will continue for 10 years following the rent commencement date. We issued a letter of credit in the amount of $1.9 million in association with the execution of the lease agreement, which is reflected as restricted cash on our condensed consolidated balance sheets. Payment obligations under the lease agreement include approximately $2.3 million in the 12 months subsequent to June 30, 2024 and approximately $20.5 million over the remaining term of the agreement. For additional information see Note 5 to our condensed consolidated financial statements under the heading “Leases.”
We have no products approved for commercial sale and have not generated any revenue from product sales to date. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings and additional funding from license and collaboration arrangements. Except for any obligations of our collaborators to reimburse us for research and development expenses or to make milestone or royalty payments under our agreements with them, we will not have any committed external source of liquidity. To the extent that we raise additional capital through future equity offerings or debt financings, ownership interests may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt and equity financings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. There can be no assurance that such financings will be obtained on terms acceptable to us, if at all. Additionally, inflation rates have increased recently to levels not seen in decades, contributing to the ongoing economic slowdown. Increased inflation may result in increased operating costs (including labor costs) and may affect our operating budgets. In response to concerns about inflation, the U.S. Federal Reserve has raised, and may further raise, interest rates. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. If the disruptions and slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our ability to pursue our business strategy. If we raise additional funds through collaborations, strategic alliances or licensing agreements with third parties for one or more of our current or future drug candidates, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates or to grant licenses on terms that may not be favorable to us. Our failure to raise capital as and when needed would have a material adverse effect on our financial condition and our ability to pursue our business strategy. See “Risk Factors” for additional risks associated with our capital requirements.
While we expect that the organizational restructuring and the majority of the related cash payments will be substantially completed by the second quarter of 2025, we may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the organizational restructuring. Additionally, we may not achieve the expected benefits of these cost reduction measures and other cost reduction plans on the anticipated timeline, or at all, which could otherwise accelerate our liquidity needs and could force us to further curtail or suspend our operations.
At-the-Market Offering Program
In November 2023, we filed a shelf registration statement on Form S-3 (Registration No. 333-275307) (the “S-3 Registration Statement”) to replace our prior registration statement that was set to expire. The S-3 Registration Statement allows us to sell up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities and/or warrants, which includes a prospectus covering the issuance and sale of up to $75.0 million of common stock pursuant to an at-the-market (“ATM”) offering program. As of June 30, 2024, we had $250.0 million available under our S-3 Registration Statement, including $75.0 million available pursuant to our ATM program.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

(in thousands)	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Net cash (used in) provided by:
Operating activities	$(30,941)	$(23,818)
Investing activities	33,010	50,295
Financing activities	584	278
Net increase in cash, cash equivalents, and restricted cash	$2,653	$26,755
Net Cash Used In Operating Activities
Net cash used in operating activities was $30.9 million for the six months ended June 30, 2024, which consisted of net loss of $3.2 million, primarily due to a non-cash fair value adjustment recorded to the royalty monetization liability under the Ligand Agreement. This was offset by non-cash charges and changes in operating assets and liabilities, primarily related to $3.7 million of stock-based compensation expense. Net cash used in operating activities was $23.8 million for the six months ended June 30, 2023, which consisted of net loss of $25.8 million offset non-cash charges and changes in operating assets and liabilities, primarily related to $3.9 million of stock-based compensation expense.
Net Cash Provided By Investing Activities
Net cash provided by investing activities was $33.0 million and $50.3 million for the six months ended June 30, 2024 and 2023, respectively, which was due to maturity of marketable securities during the periods.
Net Cash Provided By Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2024 and 2023 resulted from proceeds from the exercise of stock options and purchases under the employee stock purchase plan.
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

During the three and six months ended June 30, 2024, there were no material changes to our critical accounting policies as reported for the year ended December 31, 2023 as part of our Annual Report on Form 10-K, which was filed with the SEC on March 8, 2024. In addition, see Note 2 of our condensed consolidated financial statements under the heading “Recent Accounting Pronouncements” for new accounting pronouncements or changes to the accounting pronouncements during the three and six months ended June 30, 2024.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The primary objectives of our investment activities are to ensure liquidity and to preserve capital. As of June 30, 2024, we had cash, cash equivalents and marketable securities totaling $77.0 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in institutional market funds that are comprised of U.S. Treasury and U.S. Treasury-backed repurchase agreements as well as treasury notes and high quality short-term corporate bonds. We maintain our cash, cash equivalents and marketable securities with domestic financial institutions of high credit quality.
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
As of June 30, 2024, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recent quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We are not currently subject to any material legal proceedings.
Item 1A. Risk Factors
An investment in our securities involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes hereto, before deciding to invest in our common stock. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In these circumstances, the market price of our common stock could decline and stockholders may lose all or part of their investment. We cannot assure you that any of the events discussed below will not occur.
Summary of Selected Risks Associated with Our Business
Our business faces significant risks and uncertainties. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. Some of the more significant risks we face include the following:
•Historically, we have incurred significant operating losses and expect to incur substantial operating losses in the future and may never achieve or maintain profitability.
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
We have historically incurred significant operating losses. While we had net income for the quarter ended June 30, 2024 of $8.5 million (due to a non-cash fair value adjustment to the royalty monetization liability under the Ligand Agreement), we have typically shown net losses, and had an accumulated deficit of $281.0 million as of that date. We expect to incur operating losses in the future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our drug candidates, as well as hiring employees and building our infrastructure.
We have no drugs approved for commercialization and have never generated any revenue from drug sales. Most of our drug candidates are still in the preclinical testing stage. It could be several years, if ever, before we have a commercialized drug. We expect to incur significant expenses and operating losses in the future, and the net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:
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
As of June 30, 2024, our cash, cash equivalents and marketable securities were $77.0 million, and we had an accumulated deficit of $281.0 million. We believe that our existing cash, cash equivalents and marketable securities will fund our current operating plans through at least 12 months from the filing of this Quarterly Report on Form 10-Q. However, our operating plans may change because of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. For example, in June 2024, Takeda reported that soticlestat failed to meet its primary endpoints in two Phase 3 trials evaluating soticlestat for the treatment of Dravet and Lennox-Gastaut syndromes. If, for any reason, Takeda fails to progress, or elects to terminate the development of soticlestat as contemplated by the RLT Agreement, or if the development or commercialization of soticlestat is delayed or deprioritized by Takeda, we may not receive some or all of the royalty and milestone payments under the RLT Agreement and may need to seek additional funds sooner than we had planned.
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
If we are unable to obtain adequate financing when needed, we may be required to implement additional cost reduction measures, such as further reducing operating expenses, or otherwise be required to delay, reduce the scope of or suspend one or more of our preclinical studies, clinical trials, research and development programs or commercialization efforts. In June 2024 we announced a reduction of our workforce to prioritize our programs and extend our cash runway. We may not achieve the expected benefits of these cost reduction measures and other cost reduction plans on the anticipated timeline, or at all, which could otherwise accelerate our liquidity needs and could force us to further curtail or suspend our operations.
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
For the three months ended June 30, 2024, we recorded no U.S. federal or state income tax provision, based on a pre-tax income of approximately $8.5 million. As of June 30, 2024, we had available approximately $168.6 million of unused NOL carryforwards for U.S. federal income tax purposes, $12.6 million of unused NOL carryforwards for Massachusetts income tax purposes, $164.1 million of unused NOL carryforwards for New York income tax purposes, and $163.9 million of unused NOL carryforwards for New York City income tax purposes, that may be applied against future taxable income. Our NOL carryforwards are significantly limited such that even if we achieve profitability in future periods, we may not be able to utilize most of the NOL carryforwards, which could have a material adverse effect on cash flow and results of operations.
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
We are early in our development efforts. We have publicly announced we anticipate filing three INDs, or the equivalent in jurisdictions outside of the U.S., in three years, beginning in 2022; however, we cannot guarantee success of preclinical development to achieve all such INDs, or the equivalent in jurisdictions outside of the U.S., or otherwise meet our anticipated timeline for IND, or the equivalent in jurisdictions outside of the U.S., filing. Following IND , or the equivalent in jurisdictions outside of the U.S., acceptance, each of our drug candidates will need to be progressed through clinical development in order to achieve regulatory approval, and we will also need to address issues relating to manufacture and supply, which may involve building our own capacity and expertise. In order to commercialize any product that achieves regulatory approval, we will need to build a commercial organization or successfully outsource commercialization, all of which will require substantial investment and significant marketing efforts before we have the ability to generate any revenue from drug sales. We do not have any drugs that are approved for commercial sale, and we may never be able to develop or commercialize marketable drugs.
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
For example, in June 2024, following encouraging Phase 2 findings, Takeda reported that soticlestat failed to meet its primary endpoints in two Phase 3 trials evaluating soticlestat for the treatment of Dravet and Lennox-Gastaut syndromes. If, for any reason Takeda fails to progress, or elects to terminate the development of soticlestat as contemplated by the RLT Agreement, or if the development or commercialization of soticlestat is delayed or deprioritized by Takeda, we may not receive some or all of the royalty and milestone payments under the RLT Agreement and may need to seek additional funds sooner than we had planned.

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
Further, clinical endpoints for certain diseases we are targeting, such as cerebral cavernous malformations, have not been established, and accordingly, we may have to develop new modalities or modify existing endpoints to measure efficacy, which may increase the time it takes for us to commence or complete clinical trials. In addition, we believe investigators in this area may be inexperienced in conducting trials in this area due to the current lack of drugs to treat these disorders, which may result in increased time and expense to train investigators and open clinical sites.
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
Under the terms of the RLT Agreement, Takeda has sole discretion over the conduct of the development and commercialization of soticlestat. In June 2024, Takeda reported that soticlestat failed to meet its primary endpoints in two Phase 3 trials evaluating soticlestat for the treatment of Dravet and Lennox-Gastaut syndromes. Takeda has publicly announced plans to engage with regulatory authorities to discuss the totality of the data generated by the study in Dravet syndrome to determine next steps. If for any reason Takeda fails to progress, or elects to terminate the development of soticlestat as contemplated by the RLT Agreement, or if the development or commercialization of soticlestat is delayed or deprioritized by Takeda, we may not receive some or all of the royalty and milestone payments under the RLT Agreement. We are dependent upon Takeda’s progression of such development. If we do not receive any payments pursuant to the RLT Agreement and are unable to find alternative sources of financing, our business and results of operations would be negatively impacted, including our ability to continue developing our current and future drug candidates.
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
At the state level, legislatures have increasingly passed and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
As of June 30, 2024, we had 40 full-time employees, which includes the 17 employees impacted by the organizational restructuring. On June 28, 2024, we announced a reduction of our workforce to prioritize our programs and extend our cash runway. As our development and commercialization plans and strategies for our current pipeline of product candidates develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day operations and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational inefficiencies, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future drug candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance, our ability to commercialize drug candidates, develop a scalable infrastructure and compete effectively will depend, in part, on our ability to effectively manage any future growth.
The organizational restructuring and consequent change in our operations may cause additional attrition and affect employee morale. Additionally, as we are operating our business with fewer employees, we face additional risk that we might not be able to execute on our strategic plans, which may have an adverse effect on our business, financial condition and operating results.
Further, our organizational restructuring announced in June 2024 may make retention of our current personnel both more important and more challenging. This organizational restructuring resulted in the loss of certain longer-term employees, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations.
Actions that we have taken to restructure our business to prioritize our programs and extend our cash runway may not have the anticipated effects.
In June 2024, we announced an organizational restructuring plan to reduce our workforce by 17 people, or approximately 43% of our existing headcount. In connection with this organizational restructuring, our General Counsel and Chief Operating Officer ceased serving in those roles. The decision to reduce our workforce was made in order to prioritize our programs and extend our cash runway. As a result of the organizational restructuring, we have incurred and expect to continue to incur cash expenditures related to employee severance, benefits and related costs. We may incur additional expenses not currently contemplated due to events associated with the organizational restructuring; for example, the organizational restructuring may have a future impact on other areas of our liabilities and obligations, which could result in losses in future periods. Moreover, we may not realize, in full or in part, the anticipated benefits and savings from this reorganization due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. In addition, we may need to undertake additional organization restructurings, workforce reductions or other similar activities in the future.
Our employees, principal investigators, consultants and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.
We are exposed to the risk that our employees, consultants, principal investigators, collaborators and commercial partners may engage in fraudulent or illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or disclosure of unauthorized activities to us that violates the regulations of the FDA and non-U.S. regulators, including those laws requiring the reporting of true, complete and accurate information to such regulators, manufacturing standards, healthcare fraud and abuse laws and regulations in the United States and abroad or laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and business arrangements in the healthcare industry, including the sale of pharmaceuticals, are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. It is not always possible to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Further, because of our hybrid-work policies, information that is normally protected, including company confidential information, may be less secure. If actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of significant fines or other sanctions, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings and curtailment of operations, any of which could adversely affect our ability to operate our business and our results of operations. Whether or not we are successful in defending against such actions or investigations, we could incur substantial costs, including legal fees, and divert the attention of management in defending ourselves against any of these claims or investigations.
Significant disruptions of our information technology systems or data security incidents could result in significant financial, legal, regulatory, business and reputational harm to us.
We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, store, process and transmit large amounts of sensitive data, and, as a result, we and the third parties upon which we rely face a variety of evolving threats that could cause security incidents. We have also outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, and as a result, we manage a number of third-party vendors who may or could have access to our computer networks or our sensitive data. In addition, many of those third parties in turn subcontract or outsource some of their responsibilities to other third parties. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the accessibility and distributed nature of our information technology systems, and the sensitive data stored on those systems, make such systems vulnerable to unintentional or malicious, internal and external attacks on our technology environment. Furthermore, our ability to monitor the aforementioned third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised. Increasing global tensions, including the ongoing war between Russia and Ukraine and the war in Israel, among others, are likely to increase the frequency of cybersecurity incidents.
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
Potential vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors, business partners, or by malicious third parties. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely); however, we may not detect and remediate all such vulnerabilities on a timely basis. Further, we may experience delays in deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.
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
Numerous other countries have, or are developing, laws governing the collection, use and transmission of personal information as well. EU member states and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations. For example, in May 2016, the EU formally adopted the EU’s General Data Protection Regulation (“GDPR”), which applies to all EU member states as of May 25, 2018 and replaces the former EU Data Protection Directive. The regulation introduced new data protection requirements in the EU and imposes substantial fines for breaches of the data protection rules. The GDPR must be implemented into national laws by the EU member states and imposes strict obligations and restrictions on the ability to collect, analyze, and transfer personal data, including health data from clinical trials and adverse event reporting. Data protection authorities from different EU member states have interpreted the privacy laws differently, which adds to the complexity of processing personal data in the EU, and guidance on implementation and compliance practices are often updated or otherwise revised. Any failure to comply with the rules arising from the GDPR and related national laws of EU member states could lead to government enforcement actions and fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater, and adversely impact our operating results. The GDPR will increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with EU data protection rules.
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
As a smaller reporting company, we are permitted to comply with scaled-back disclosure obligations in our SEC filings compared to other issuers, including with respect to disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We have elected to adopt the accommodations available to smaller reporting companies. Until we cease to be a smaller reporting company, the scaled-back disclosure in our SEC filings will result in less information about our Company being available than for other public companies. If investors consider our common stock less attractive as a result of our election to use the scaled-back disclosure permitted for smaller reporting companies, there may be a less active trading market for our common shares and our stock price may be more volatile.
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
The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls over financial reporting and disclosure controls and procedures. We are required, under Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Section 404 also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. We will not be required to have our auditors formally attest to the effectiveness of our internal control over financial reporting unless we cease to be a smaller reporting company.
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
The market price of our common stock has been and likely will remain volatile. For example, during the six months ended June 30, 2024, the closing price of our common stock on The Nasdaq Global Select Market ranged from $0.70 per share to $4.04 per share. During this time period, we experienced a stock price drop following our announcement of Takeda’s release of topline Phase 3 study results for soticlestat, noting that soticlestat narrowly missed its primary endpoint and showed clinically meaningful and significant effects in multiple key secondary efficacy endpoints with respect to Dravet syndrome and missed its primary endpoint with respect to Lennox-Gastaut syndrome. In addition, the stock market in general and the market for biopharmaceutical or pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to new or ongoing public health crises or other inflationary factors, may negatively affect the market price of our common stock, regardless of our actual operating performance. As a result of this volatility, stockholders may lose all or part of their investment in our common stock since they may be unable to sell their shares at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:
•results of clinical trials of our current and any future drug candidates, results of Takeda’s clinical trials of soticlestat, or those of our competitors;
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
In November 2023, we filed a shelf registration statement on Form S-3 (Registration No. 333-275307) (the “S-3 Registration Statement”) to replace our prior registration statement that was set to expire. The S-3 Registration Statement allows us to sell up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities and/or warrants, which includes a prospectus covering the issuance and sale of up to $75.0 million of common stock pursuant to an at-the-market (“ATM”) offering program. As of June 30, 2024, we had $250.0 million available under our S-3 Registration Statement, including $75.0 million available pursuant to our ATM program. Debt and equity financings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as redeeming our shares, making investments, issuing additional equity, incurring additional debt, making capital expenditures, declaring dividends or placing limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could negatively impact our ability to conduct our business. If we raise additional capital through future collaborations, strategic alliances or third-party licensing arrangements, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. Any of these events could significantly harm our business, financial condition and prospects.
Stockholders will be diluted by any conversions of outstanding Series A convertible preferred stock and exercises of outstanding options.
As of June 30, 2024, we had outstanding options to purchase an aggregate of 16,832,312 shares of our common stock at a weighted average exercise price of $3.74 per share and 1,250,000 shares of common stock issuable upon conversion of outstanding Series A convertible preferred stock for no additional consideration. Such Series A convertible preferred stock is convertible any time at the option of the holder thereof subject to the beneficial ownership limitations described in Note 7 to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. The exercise of such options and conversion of the Series A convertible preferred stock for shares of our common stock will result in further dilution of our stockholders’ investment and could negatively affect the market price of our common stock. In addition, stockholders may experience further dilution if we issue common stock, or securities convertible into common stock, in the future. As a result of this dilution, stockholders may receive significantly less than the full purchase price paid for the shares in the event of liquidation.
Concentration of ownership of our common stock among our executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.
Based upon shares of our common stock outstanding as of June 30, 2024, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 57.5% of our outstanding common stock.
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
Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be stockholders’ sole source of gain.
We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of gain for the foreseeable future.
Provisions in our corporate charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.
Provisions in our corporate charter and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which they might otherwise receive a premium for their shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:
•establish a classified board of directors such that not all members of the board are elected at one time;
•allow the authorized number of our directors to be changed only by resolution of our board of directors;
•limit the manner in which stockholders can remove directors from the board of directors;
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
Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law (the “DGCL”), which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.
Additionally, the Takeda standstill provisions and transfer restrictions in the RLT Agreement may delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares.
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
Some provisions of our charter documents and the DGCL may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would benefit our stockholders and may prevent attempts by our stockholders to replace or remove our current management.
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
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, who are responsible for appointing the members of our management. Because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the DGCL, which may discourage, delay or prevent someone from acquiring us or merging with us whether or not it is desired by or beneficial to our stockholders. Under the DGCL, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Any provision of our amended and restated certificate of incorporation or amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change of control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.
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
Item 5. Other Information
Director and Officer Trading Arrangements
During the three months ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page formatted as Inline XBRL and contained within Exhibit 101
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

OVID THERAPEUTICS INC.

Date: August 13, 2024	By:	/s/ Jeremy M. Levin
Jeremy M. Levin
Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2024	By:	/s/ Jeffrey Rona
Jeffrey Rona
Chief Business and Financial Officer (Principal Financial and Accounting Officer)