Form 10-Q
period 2024-09-30
Ovid Therapeutics Inc.
filed 2024-11-12
CIK 1636651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
As of November 8, 2024, the registrant had 71,009,866 shares of common stock, $0.001 par value per share, outstanding.

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
This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our business and the markets for certain drugs and consumer products, including data regarding the estimated size of those markets, their projected growth rates and the incidence of certain medical conditions. Information that is based on estimates, forecasts, projections or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained these industry, business, market and other data from reports, research surveys, studies and similar data prepared by third parties, industry, medical and general publications, government data and similar sources and
i

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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
OVID THERAPEUTICS INC.
Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)	September 30, 2024	December 31, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$15,017	$27,042
Marketable securities	47,695	78,792
Prepaid expenses and other current assets	3,115	3,763
Total current assets	65,827	109,598

Long-term equity investments	21,125	17,626
Restricted cash	1,931	1,931
Right-of-use asset, net	13,080	13,894
Property and equipment, net	509	769
Other noncurrent assets	182	210
Total assets	$102,654	$144,027

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,710	$3,703
Accrued expenses	7,607	6,524
Current portion, lease liability	1,313	1,246
Total current liabilities	11,630	11,473

Long-term liabilities:
Lease liability	13,762	14,756
Royalty monetization liability	972	30,000
Total liabilities	26,364	56,230

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; Series A convertible preferred stock, 10,000 shares designated, 1,250 shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 71,009,866 and 70,691,992 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	71	71
Additional paid-in-capital	371,228	365,591
Accumulated other comprehensive income	36	1
Accumulated deficit	(295,045)	(277,865)
Total stockholders’ equity	76,290	87,797
Total liabilities and stockholders’ equity	$102,654	$144,027
See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.
Condensed Consolidated Statements of Operations
(unaudited)

(in thousands, except share and per share data)	For The Three Months Ended September 30, 2024	For The Three Months Ended September 30, 2023	For The Nine Months Ended September 30, 2024	For The Nine Months Ended September 30, 2023
Revenue:
License and other revenue	$173	$109	$490	$250
Total revenue	173	109	490	250
Operating expenses:
Research and development	7,855	5,333	30,844	17,946
General and administrative	5,544	6,805	20,809	23,397
Total operating expenses	13,399	12,138	51,653	41,343
Loss from operations	(13,226)	(12,029)	(51,163)	(41,093)
Other income (expense), net	(780)	776	33,983	4,076
Loss before provision for income taxes	(14,006)	(11,253)	(17,180)	(37,017)
Provision for income taxes	—	—	—	—
Net loss	$(14,006)	$(11,253)	$(17,180)	$(37,017)
Net loss per share, basic	$(0.20)	$(0.16)	$(0.24)	$(0.52)
Net loss per share, diluted	$(0.20)	$(0.16)	$(0.24)	$(0.52)
Weighted-average common shares outstanding, basic	70,975,778	70,618,609	70,870,220	70,544,536
Weighted-average common shares outstanding, diluted	70,975,778	70,618,609	70,870,220	70,544,536
See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)

(in thousands)	For The Three Months Ended September 30, 2024	For The Three Months Ended September 30, 2023	For The Nine Months Ended September 30, 2024	For The Nine Months Ended September 30, 2023
Net loss	$(14,006)	$(11,253)	$(17,180)	$(37,017)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	48	(9)	35	38
Comprehensive loss	$(13,958)	$(11,262)	$(17,145)	$(36,979)
See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

(in thousands, except shares)	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	1,250	$—	70,691,992	$71	$365,591	$1	$(277,866)	$87,797
Issuance of common stock from exercise of stock options and purchases from employee stock purchase plan	—	—	91,969	—	228	—	—	228
Stock-based compensation expense	—	—	—	—	1,968	—	—	1,968
Other comprehensive loss	—	—	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	—	—	(11,694)	(11,694)
Balance, March 31, 2024	1,250	$—	70,783,961	$71	$367,787	(19)	$(289,560)	$78,279
Issuance of common stock from exercise of stock options and purchases from employee stock purchase plan	—	—	187,616	—	356	—	—	356
Stock-based compensation expense	—	—	—	—	1,740	—	—	1,740
Other comprehensive income	—	—	—	—	—	7	—	7
Net income	—	—	—	—	—	—	8,521	8,521
Balance, June 30, 2024	1,250	$—	70,971,577	$71	$369,883	$(12)	$(281,039)	$88,903
Issuance of common stock from exercise of stock options and purchases from employee stock purchase plan	—	—	38,289	—	37	—	—	38
Stock-based compensation expense	—	—	—	—	1,307	—	—	1,307
Other comprehensive income	—	—	—	—	—	48	—	48
Net loss	—	—	—	—	—	—	(14,006)	(14,006)
Balance, September 30, 2024	1,250	$—	71,009,866	$71	$371,228	$36	$(295,045)	$76,290
(in thousands, except shares)	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	1,250	$—	70,466,885	$70	$357,771	$(42)	$(225,527)	$132,273
Issuance of common stock from exercise of stock options and purchases from employee stock purchase plan	—	—	24,625	—	67	—	—	67
Stock-based compensation expense	—	—	—	—	1,917	—	—	1,917
Other comprehensive income	—	—	—	—	—	48	—	48
Net loss	—	—	—	—	—	—	(13,356)	(13,356)
Balance, March 31, 2023	1,250	$—	70,491,510	$70	$359,755	6	$(238,883)	$120,948
Issuance of common stock from exercise of stock options and purchases from employee stock purchase plan	—	—	112,283	—	211	—	—	211
Stock-based compensation expense	—	—	—	—	1,949	—	—	1,949
Other comprehensive loss	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(12,408)	(12,408)
Balance, June 30, 2023	1,250	$—	70,603,793	$71	$361,915	$6	$(251,291)	$110,701
Issuance of common stock from exercise of stock options and purchases from employee stock purchase plan	—	—	76,758	—	224	—	—	224
Stock-based compensation expense	—	—	—	—	1,631	—	—	1,631
Other comprehensive loss	—	—	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	—	—	(11,253)	(11,253)
Balance, September 30, 2023	1,250	$—	70,680,551	$71	$363,770	$(3)	$(262,544)	$101,294
See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

(in thousands)	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Cash flows from operating activities:
Net loss	$(17,180)	$(37,017)
Adjustments to reconcile net loss to cash used in operating activities:
Change in fair value of royalty monetization liability	(29,028)	—
Unrealized gain on equity investment	(3,500)	(502)
Change in accrued interest and accretion of discount on marketable securities	(2,301)	(1,536)
Stock-based compensation expense	5,016	5,496
Depreciation and amortization expense	453	428
Non-cash operating lease expense	815	767
Change in lease liability	(926)	(238)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	649	(2,262)
Security deposit	—	12
Accounts payable	(993)	(736)
Accrued expenses	1,047	1,718
Net cash used in operating activities	(45,948)	(33,870)

Cash flows from investing activities:
Purchase of marketable securities	(56,533)	(53,928)
Sales/maturities of marketable securities	90,000	110,000
Purchase of long-term equity investment	—	(10,000)
Purchases of property and equipment	(49)	(27)
Software development and other costs	(116)	(110)
Net cash provided by investing activities	33,302	45,935

Cash flows from financing activities:
Proceeds from exercise of options and purchases from employee stock purchase plan	622	502
Net cash provided by financing activities	622	502

Net (decrease) increase in cash, cash equivalents and restricted cash	(12,024)	12,568
Cash, cash equivalents and restricted cash, at beginning of period	28,972	46,799
Cash, cash equivalents and restricted cash, at end of period	$16,948	$59,367
See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – NATURE OF OPERATIONS
Ovid Therapeutics Inc. (the “Company”) was incorporated under the laws of the state of Delaware and commenced operations on April 1, 2014 and maintains its principal executive office in New York, New York. The Company is a biopharmaceutical company that is dedicated to improving the lives of people affected by brain conditions with significant unmet need.
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
The Company’s major sources of cash have been licensing revenue, proceeds from various public and private offerings of its capital stock, option exercises and interest income. As of September 30, 2024, the Company had $62.7 million in cash, cash equivalents and marketable securities. Since its founding, the Company has generated $223.4 million in revenue, primarily from the Company’s royalty, license and termination agreement (“RLT Agreement”) with Takeda Pharmaceutical Company Limited (“Takeda”). For most periods, the Company has incurred recurring losses, has experienced negative operating cash flows and has required significant cash resources to execute its business plans, which the Company expects will continue for the foreseeable future. The Company has an accumulated deficit of $295.0 million as of September 30, 2024, working capital of $54.2 million and net cash used in operating activities of $45.9 million for the nine months ended September 30, 2024.
The Company recorded net losses of $14.0 million and $17.2 million during the three and nine months ended September 30, 2024, respectively, and expects to incur losses in subsequent periods for at least the next several years. The Company is highly dependent on its ability to find additional sources of funding through either equity offerings, debt financings, collaborations, strategic alliances, licensing agreements or a combination of any such transactions. Management believes that the Company’s existing cash, cash equivalents and marketable securities as of September 30, 2024 will be sufficient to fund its current operating plans through at least the next 12 months from the date of filing of this Quarterly Report on Form 10-Q. Adequate additional capital to fund the operations of the Company may not be available on acceptable terms or at all. The failure to raise capital as and when needed could have a negative impact on the Company’s financial condition and ability to pursue its business strategy. If unsuccessful in raising additional capital, the Company may be required to delay, reduce the scope of or eliminate additional research and development programs, or obtain funds through arrangements with collaborators or others that may require the Company to relinquish rights to certain drug candidates that the Company might otherwise seek to develop or commercialize independently.
The Company is subject to other challenges and risks specific to its business and its ability to execute on its strategy, as well as risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations, including, without limitation, risks and uncertainties associated with: delays or problems in the supply of the Company’s product candidates, loss of single source suppliers or failure to comply with manufacturing regulations; identifying, acquiring or in-licensing additional products or product candidates; pharmaceutical product development and the inherent uncertainty of clinical success; the challenges of protecting and enhancing intellectual property rights; complying with applicable regulatory requirements; obtaining regulatory approval of any of the Company’s potential product candidates, among others.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 8, 2024.
(A) Unaudited Interim Condensed Consolidated Financial Statements
The interim condensed consolidated balance sheet at September 30, 2024 and the condensed consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ equity for the three and nine months ended September 30, 2024 and 2023 are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and follow the requirements of the SEC for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by GAAP are condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of its financial information. The results of operations for the three and nine month periods ended September 30, 2024 and 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other future annual or interim period. The balance sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K.
(B) Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP and include the accounts of Ovid Therapeutics Inc. and its wholly owned subsidiaries, Ovid Therapeutics Australia Pty Ltd. and Ovid Therapeutics Hong Kong Ltd. All intercompany transactions and balances have been eliminated in consolidation.
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
(F) Long-Term Equity Investments
Long-term equity investments consist of equity investments in the preferred shares of Gensaic, Inc., formerly M13 Therapeutics, Inc. (“Gensaic”), and Graviton Bioscience Corporation (“Graviton”), both privately held corporations. The preferred shares are not considered in-substance common stock, and the investments are accounted for at cost, with adjustments for observable changes in prices or impairments, and are classified within long-term equity investments on the condensed consolidated balance sheets with adjustments recognized in other income (expense), net on the condensed consolidated statements of operations. The Company has determined that these equity investments do not have a readily determinable fair value and elected the measurement alternative. Therefore, the carrying amount of the equity investments will be adjusted to fair value at the time of the next observable price change for the identical or similar investment of the same issuer or when an impairment is recognized. Each reporting period, the Company performs a qualitative assessment to evaluate whether the investments are impaired. The assessment includes a review of recent operating results and trends, recent sales/acquisitions of the investees’ securities, and other publicly available data. If an investment is determined to be impaired, the Company will then write it down to its estimated fair value. As of September 30, 2024 and December 31, 2023, the equity investment in Gensaic had a carrying value of $5.1 million. As of September 30, 2024 and December 31, 2023, the equity investment in Graviton had a carrying value of $15.8 million and $11.2 million, respectively. The initial investment in Graviton was $10.0 million, and cumulative measurement adjustments totaling $5.8 million have been recognized. The Company’s equity investments are assessed quarterly and increases have been based upon change in observable prices.
Long-term equity investments also consist of an equity investment in the common shares of Marinus Pharmaceuticals, Inc. (“Marinus”, Nasdaq: MRNS) that were received as non-cash consideration via the terms of a licensing agreement executed between the two companies effective March 2022. The equity shares are marked-to-market at each reporting date with changes in the fair value being reflected in the carrying value of the investment on the Company’s condensed consolidated balance sheets and other income (expense), net on the Company’s condensed consolidated statements of operations. As of September 30, 2024 and December 31, 2023, the equity investment in Marinus had a carrying value of $0.2 million and $1.3 million, respectively.
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
The three levels of the fair value hierarchy are as follows:
•Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities. The Company’s Level 1 assets consisted of investments in a U.S. treasury money market fund and equity securities totaling $13.5 million as of September 30, 2024 and $25.7 million as of December 31, 2023.
•Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted prices of similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active). Level 2 includes financial instruments that are valued using models or other valuation methodologies. The Company’s Level 2 assets consisted of U.S. treasury bills, totaling $47.7 million as of September 30, 2024 and $78.8 million as of December 31, 2023.
•Level 3—Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when their fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. The Company’s Level 3 liabilities consist of a royalty monetization liability that was valued at $972,000 as of September 30, 2024 and $30.0 million as of December 31, 2023. There were no Level 3 assets as of September 30, 2024 or December 31, 2023.
The following table presents information about liabilities measured at fair value on a recurring basis and for which the Company utilizes Level 3 inputs to determine fair value.

Royalty Monetization Liability
(in thousands)	September 30, 2024
Balance, January 1, 2024	$30,000
Change in fair value of royalty monetization liability	(29,028)
Balance, September 30, 2024	$972
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
(L) Royalty Monetization Liability
The Company accounted for its sale to Ligand Pharmaceuticals Incorporated (“Ligand”) under the purchase and sale agreement (the “Ligand Agreement”) of a 13% share of royalties and milestones owed to the Company pursuant to the RLT Agreement with Takeda related to the potential approval and commercialization of soticlestat in accordance with ASC 470, Debt, which addresses situations in which an entity receives cash from an investor in return for an agreement to pay the investor a specified percentage of the revenue from a contractual right. The Company classified the proceeds received from the sale to Ligand as debt as the Company determined that it had significant continuing involvement in the generation of the cash flows to Ligand. The Company further elected to account for the debt at fair value in accordance with ASC 825, Financial Instruments, which permits a company to elect the fair value option on an instrument specific basis for a recognized financial liability that is not specifically excluded
If commercialized, the Company will recognize 100% of the royalties and milestones received for sales of soticlestat as revenue and the 13% share of royalties payable to Ligand as a cash outflow from financing activities in the condensed consolidated statements of cash flows. Changes in the fair value of the debt will be classified as a component of other income (expense), net in the condensed consolidated statements of operations.
In June 2024, Takeda reported Phase 3 topline study results for soticlestat, noting that soticlestat narrowly missed its primary endpoint and showed clinically meaningful and significant effects in multiple key secondary efficacy endpoints with respect to Dravet syndrome and missed its primary endpoint with respect to Lennox-Gastaut syndrome. Based on the study results, the Company’s management reassessed certain assumptions for soticlestat that factor into the valuation of the royalty monetization liability and determined the probability of potential commercialization related to Dravet syndrome to be 7.5% and the probability of potential commercialization related to Lennox-Gastaut syndrome to be 0%. A discount rate of 15% was utilized in calculating the change to the royalty monetization liability. The impact on the fair value resulted in a $29.0 million reduction in the royalty monetization liability in June 2024 which was recognized as other income (expense), net in the statement of operations during the nine months ended September 30, 2024.
Given that the two Phase 3 Takeda trials evaluating soticlestat for the treatment of Dravet and Lennox-Gastaut syndromes did not meet their primary endpoints, it is uncertain whether Takeda will continue to progress, or elect to terminate the development of soticlestat as contemplated by the RLT Agreement, in which case we may not receive the royalty and milestone payments under the RLT Agreement. See Note 11 – Collaboration and License Agreements for a description of the RLT Agreement.
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
(P) Recent Accounting Pronouncements
The Company has reviewed recently issued accounting standards and plans to adopt those that are applicable. The Company will adopt ASU 2023-07, Segment Reporting (Topic 280): “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), beginning with its fiscal year ended December 31, 2024. ASU 2023-07 introduces a new requirement to disclose significant segment expenses regularly provided to the chief operating decision maker (“CODM”), extends certain annual disclosures to interim periods, clarifies that single reportable segment entities must apply ASC 280 in its entirety, permits more than one measure of segment profit or loss to be reported under certain conditions, and requires disclosure of the title and position of the CODM. The Company is evaluating the potential impact of these changes and will include the disclosures as required.
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
NOTE 3 – CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES
The following tables summarize the fair value of cash, cash equivalents and marketable securities as well as gross unrealized holding gains and losses as of September 30, 2024 and December 31, 2023:

	September 30, 2024
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Cash	$1,780	$—	$—	$1,780
Cash equivalents	13,237	—	—	13,237
Marketable securities	47,659	36	—	47,695
Total cash, cash equivalents and marketable securities	$62,676	$36	$—	$62,712

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Cash	$2,701	$—	$—	$2,701
Cash equivalents	24,340	—	—	24,340
Marketable securities	78,791	1	—	78,792
Total cash, cash equivalents and marketable securities	$105,832	$1	$—	$105,833
The Company did not hold any securities that were in an unrealized loss position for more than 12 months as of September 30, 2024 and December 31, 2023.
There were no material realized gains or losses on available-for-sale securities during the nine months ended September 30, 2024 and 2023.
NOTE 4 – PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS
Property and equipment is summarized as follows:

(in thousands)	September 30, 2024	December 31, 2023
Furniture and equipment	$1,513	$1,463
Leasehold improvements	306	306
Less accumulated depreciation	(1,310)	(1,000)
Total property and equipment, net	$509	$769
Depreciation expense was $105,000 and $104,000 for the three months ended September 30, 2024 and 2023, respectively. Depreciation expense was $309,000 and $318,000 for the nine months ended September 30, 2024 and 2023, respectively.

Intangible assets, net of accumulated amortization, were $155,000 and $186,000 as of September 30, 2024 and December 31, 2023, respectively, and are included in other assets. Amortization expense was $64,000 and $41,000 for the three months ended September 30, 2024 and 2023, respectively. Amortization expense was $144,000 and $110,000 for the nine months ended September 30, 2024 and 2023, respectively.
NOTE 5 – LEASES
During September 2021, the Company entered into a 10-year lease agreement for its corporate headquarters with a term commencing March 10, 2022, for approximately 19,000 square feet of office space at Hudson Commons in New York, New York. The lease provides for monthly rental payments over the lease term. The base rent under the lease is currently $2.3 million per year. Rent payments commenced 10 months following the commencement date of the lease, or January 10, 2023, and continue for 10 years following the rent commencement date. The Company issued an irrevocable letter of credit in the amount of $1.9 million in association with the execution of the lease agreement; the letter of credit is characterized as restricted cash on the Company’s condensed consolidated balance sheets.
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
ROU asset and lease liabilities related to the Company’s operating lease are as follows:

(in thousands)	September 30, 2024
ROU asset, net	$13,080
Current lease liability	1,313
Long-term lease liability	$13,762
The components of operating lease cost for the nine months ended September 30, 2024 were as follows:

(in thousands)	September 30, 2024
Operating lease cost	$1,625
Variable lease cost	—
Short-term lease cost	—
Future minimum commitments under the non-cancelable operating lease are as follows:

(in thousands)
2024	$579
2025	2,316
2026	2,316
2027	2,316
2028	2,469
Thereafter	9,878
Total lease payments	$19,874

NOTE 6 – ACCRUED EXPENSES
Accrued expenses consist of the following:

(in thousands)	September 30, 2024	December 31, 2023
Payroll and bonus accrual	$4,305	$4,277
Research and development accrual	2,634	1,396
Professional fees accrual	339	522
Other	329	329
Total	$7,607	$6,524
NOTE 7 – STOCKHOLDERS’ EQUITY
The Company’s capital structure consists of common stock and preferred stock. Pursuant to the Company’s amended and restated certificate of incorporation, as amended, the Company is authorized to issue up to 125,000,000 shares of common stock and 10,000,000 shares of preferred stock. The Company has designated 10,000 of the 10,000,000 authorized shares of preferred stock as non-voting Series A Convertible Preferred Stock (“Series A Preferred Stock”), of which 1,250 are issued and outstanding.
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
There were 1,250 shares of Series A Preferred Stock outstanding as of September 30, 2024 and December 31, 2023. Each share of Series A Preferred Stock is convertible into 1,000 shares of common stock at any time at the holder’s option. However, the holder will be prohibited, subject to certain exceptions, from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than, at the written election of the holder, either 9.99% or 14.99% of the total number of shares of common stock then issued and outstanding, which percentage may be changed at the holder’s election to any other number less than or equal to 19.99% upon 61 days’ notice to the Company; provided, however, that effective 61 days after delivery of such notice, such beneficial ownership limitations shall not be applicable to any holder that beneficially owns either 10.0% or 15.0%, as applicable based on the holder’s initial written election noted above, of the total number of shares of common stock issued and outstanding immediately prior to delivery of such notice. In the event of a liquidation, dissolution, or winding up of the Company, holders of Series A Preferred Stock will receive a payment equal to $0.001 per share of Series A Preferred Stock before any proceeds are distributed to the holders of common stock.
Dividends
Through September 30, 2024, the Company has not declared any dividends. No dividends on the common stock shall be declared and paid unless dividends on the preferred stock have been declared and paid.
NOTE 8 – STOCK-BASED COMPENSATION
The Company’s Board of Directors adopted, and the Company’s stockholders approved, the 2017 Equity Incentive Plan (“2017 Plan”), which became effective on May 4, 2017. The initial reserve of shares of common stock issuable under the 2017 Plan was 3,052,059 shares. The 2017 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards, and other forms of stock-based awards. Additionally, the 2017 Plan provides for the grant of performance cash awards. The Company’s employees, officers, directors, consultants and advisors are eligible to receive awards under the 2017 Plan. Following the adoption of the 2017 Plan, no further awards will be granted under the Company’s prior plan. Pursuant to the terms of the 2017 Plan, on each January 1st, the plan limit shall be increased by the lesser of (x) 5% of the number of shares of common stock outstanding as of the immediately preceding December 31 and (y) such lesser number as the Board of Directors may determine at its discretion. On January 1, 2024 and January 1, 2023 an additional 3,534,599 and 3,523,344 shares, respectively, were reserved for issuance under the 2017 Plan. As of September 30, 2024, there were 5,569,161 shares of the Company’s common stock reserved and available for issuance under the 2017 Plan.

The Company’s Board of Directors adopted, and the Company’s stockholders approved, the 2017 Employee Stock Purchase Plan (“2017 ESPP”), which became effective on May 4, 2017. The initial reserve of shares of common stock issuable under the 2017 ESPP was 279,069 shares. The 2017 ESPP allows employees to purchase common stock of the Company at a 15% discount to the market price on designated semi-annual purchase dates. During the three months ended September 30, 2024 and 2023, 38,289 and 33,931 shares were purchased under the 2017 ESPP, respectively, and the Company recorded expense of $6,000 and $14,000, respectively. During the nine months ended September 30, 2024 and 2023, 69,850 and 63,761 shares were purchased under the 2017 ESPP, respectively, and the Company recorded expense of $40,000 and $42,000, respectively. The number of shares of common stock reserved for issuance under the 2017 ESPP automatically increases on January 1 of each year, beginning on January 1, 2018 and continuing through and including January 1, 2027, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (ii) 550,000 shares or (iii) such lesser number of shares determined by the Board of Directors. The Board of Directors acted prior to each of January 1, 2024 and January 1, 2023 to provide that there be no increase in the number of shares reserved for issuance under the 2017 ESPP on either such date. As of September 30, 2024, there were 282,996 shares of the Company’s common stock reserved and available for issuance under the 2017 ESPP.
The Company’s Board of Directors adopted, and the Company’s stockholders approved, the 2014 Equity Incentive Plan (“2014 Plan”), which authorized the Company to grant shares of common stock in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units. The 2014 Plan was terminated as to future awards in May 2017, although it continues to govern the terms of options that remain outstanding under the 2014 Plan. No additional stock awards will be granted under the 2014 Plan, and all outstanding stock awards granted under the 2014 Plan that are repurchased, forfeited, expire or are cancelled will become available for grant under the 2017 Plan in accordance with its terms. As of September 30, 2024, options to purchase 1,328,715 shares of common stock were outstanding under the 2014 Plan.
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
The fair value of options granted during the three and nine months ended September 30, 2024 and 2023 was estimated using the Black-Scholes option valuation model. The inputs for the Black-Scholes option valuation model require significant assumptions that are detailed in the table below. The risk-free interest rates are based on the rate for U.S. Treasury securities at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected life is based on the simplified method in accordance with the SEC Staff Accounting Bulletin No. Topic 14D. Beginning January 1, 2023, the expected volatility is estimated based on the historical volatility of the Company since the Company’s initial public offering.
The Company granted 1,727,660 and 4,000 stock options to employees during the three months ended September 30, 2024 and 2023, respectively. The Company granted 4,229,810 and 2,934,500 stock options to employees during the nine months ended September 30, 2024 and 2023, respectively. There were 6,161,479 and 5,985,002 unvested employee options outstanding as of September 30, 2024 and 2023, respectively. Total expense recognized related to the employee stock options for the three months ended September 30, 2024 and 2023 was $1.2 million and $1.5 million, respectively. Total expense recognized related to the employee stock options for the nine months ended September 30, 2024 and 2023 was $4.8 million and $5.1 million, respectively. Total unrecognized compensation expense related to employee stock options was $10.9 million as of September 30, 2024. The Company did not recognize any expense for employee performance-based option awards during the three and nine months ended September 30, 2024 and 2023.
The Company granted 20,000 and zero stock options to nonemployee consultants for services rendered during the three months ended September 30, 2024 and 2023, respectively. The Company granted 270,000 and 70,000 stock options to nonemployee consultants for services rendered during the nine months ended September 30, 2024 and 2023, respectively. There were 59,167 and 99,792 unvested nonemployee options outstanding as of September 30, 2024 and 2023, respectively. Total expense recognized related to nonemployee stock options for the three months ended September 30, 2024 and 2023 was $68,000 and $106,000, respectively. Total expense recognized related to nonemployee stock options for the nine months ended September 30, 2024 and 2023 was $226,000 and $378,000, respectively. Total unrecognized compensation expenses related to the nonemployee stock options was $0.1 million as of September 30, 2024.

The Company did not recognize any expense for nonemployee performance-based option awards during the three and nine months ended September 30, 2024 and 2023.
The Company granted zero and 348,575 restricted stock units to employees during the three and nine months ended September 30, 2024. No restricted stock units were granted by the Company in prior periods. The restricted stock units granted will vest in equal installments over three years, beginning January 1, 2025 and otherwise have similar terms to the Company’s stock option grants.
The Company’s stock-based compensation expense was recognized in operating expenses as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Research and development	$241	$345	$1,307	$4,061
General and administrative	1,067	1,286	3,709	1,435
Total	$1,308	$1,631	$5,016	$5,496

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Stock options and restricted stock units	$1,301	$1,617	$4,976	$5,454
Employee Stock Purchase Plan	7	14	40	42
Total	$1,308	$1,631	$5,016	$5,496
The fair value of employee options granted during the three and nine months ended September 30, 2024 and 2023 was estimated utilizing the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	Weighted Average	Weighted Average	Weighted Average	Weighted Average
Volatility	98.59%	83.16%	87.50%	84.56%
Expected term in years	5.72	6.08	5.91	6.07
Dividend rate	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	4.00%	4.19%	4.20%	3.97%
Fair value of option on grant date	$0.82	$2.61	$1.88	$1.92

The fair value of nonemployee options granted during the three and nine months ended September 30, 2024 and 2023 was estimated utilizing the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	Weighted Average	Weighted Average	Weighted Average	Weighted Average
Volatility	98.53%	—%	81.92%	83.73%
Expected term in years	5.50	0.00	6.43	5.32
Dividend rate	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	3.51%	—%	4.29%	3.86%
Fair value of option on grant date	$0.83	$—	$2.57	$2.21
The following table summarizes the number of options outstanding and the weighted average exercise price:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding December 31, 2023	15,124,546	$3.87	6.90	$5,212,286
Granted	4,499,810	2.65	5.75
Exercised	(248,024)	3.13
Forfeited or expired	(2,340,187)	4.08
Options outstanding September 30, 2024	17,036,145	$3.51	5.75	$234,385
Vested and exercisable at September 30, 2024	10,815,499	$4.03	4.48	$—
At September 30, 2024, there was $11.0 million of unrecognized stock–based compensation expense related to employee and nonemployee grants, which is expected to be recognized over a remaining average vesting period of 2.28 years.
NOTE 9 – INCOME TAXES
The Company’s interim income tax provision consists of U.S. federal and state income taxes based on the estimated annual effective tax rate that the Company expects for the full year together with the tax effect of discrete items. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of September 30, 2024, the Company was in a pre-tax loss position and is anticipated to remain so throughout the year. For the nine months ended September 30, 2024, the Company did not record any tax benefit or expense.
In assessing the realizability of deferred tax assets, management evaluates whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. Management assesses all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, prior earnings history, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Significant weight is given to positive and negative evidence that is objectively verifiable. Based on these factors, including cumulative losses in recent years, the Company continues to maintain a full valuation allowance against its net deferred tax assets as of September 30, 2024.

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
As of September 30, 2024, none of these contingent payments were considered probable.
Non-Operating Loss
During the quarter ended September 30, 2024, the Company was the victim of a criminal scheme involving a business email compromise at one of its development partners, which led to a fraudulent transfer totaling $1.8 million to a third-party impersonating one of the Company’s development partners. The matter has been reported to the U.S. Secret Service and Federal Bureau of Investigation. Based on the information the Company has received from its banking institution; the Company believes the receiving account has been frozen. The Company has also received information suggesting that the account to which the funds were remitted may have been blocked under U.S. sanctions administered by the U.S. Office of Foreign Asset Control (“OFAC”) and the Company is seeking to confirm, in which case, it will consider submitting an application for release of the blocked funds to OFAC. The Company is working with law enforcement authorities and the banks involved in the funds transfer to pursue recovery of the $1.8 million, but at this time the Company does not know whether it will be able to recover such funds and, thus, the Company has recognized a loss of $1.8 million in the three and nine months ended September 30, 2024. The Company is also assessing recovery under its insurance policies.
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
Under the RLT Agreement, all rights in soticlestat are owned by Takeda or exclusively licensed to Takeda by the Company. Takeda assumed all responsibility for, and costs of, both development and commercialization of soticlestat, and the Company no longer has any financial obligation to Takeda under the original collaboration agreement, including milestone payments or any future development and commercialization costs. In March 2021, upon the closing of the RLT Agreement, the Company received an upfront payment of $196.0 million and, if soticlestat was successfully developed, would be eligible to receive up to an additional $660.0 million upon Takeda achieving developmental, regulatory and sales milestones. In addition, the Company would be entitled to receive tiered royalties beginning in the low double-digits, and up to 20% on sales of soticlestat if regulatory approval is achieved. Royalties would be payable on a country-by-country and product-by-product basis for any indications for which soticlestat was approved and sold during the period beginning on the date of the first commercial sale of such product in such country and ending on the later to occur of the expiration of patent rights covering the product in such country and a specified anniversary of such first commercial sale.
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
In June 2024, Takeda reported the Phase 3 topline study results for soticlestat, noting that soticlestat missed its primary endpoints with respect to Dravet and Lennox-Gastaut syndromes. Based on the study results, management reassessed certain assumptions for soticlestat that factor into the valuation of the royalty monetization liability and determined the probability of potential commercialization related to Dravet syndrome to be 7.5% and the probability of potential commercialization related to Lennox-Gastaut syndrome to be 0%. The change in valuation assumptions resulted in a $29.0 million reduction in the royalty monetization liability in June 2024 which was recognized as other income in the condensed consolidated statement of operations during the nine months ended September 30, 2024.
During the nine months ended September 30, 2024 and 2023, no revenue or expense was recognized pursuant to the RLT Agreement.
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
No revenue was recognized relating to the Healx License and Option Agreement during the nine months ended September 30, 2024 and 2023.
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
The Company had unrealized losses on the Marinus common stock of $1.1 million and unrealized gains of $0.1 million for the nine months ended September 30, 2024 and 2023, respectively, which were recorded as unrealized gains (losses) on equity securities and are reflected in other income (expense), net in the condensed consolidated statements of operations.
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
The following table summarizes the calculation of basic and diluted net loss per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net loss	$(14,006)	$(11,253)	$(17,180)	$(37,017)
Net loss attributable to participating securities	—	—	—	—
Net loss attributable to common stockholders	$(14,006)	$(11,253)	$(17,180)	$(37,017)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
Net loss attributable to common stockholders	$(14,006)	$(11,253)	$(17,180)	$(37,017)
Weighted average common shares outstanding used in computing net loss per share - basic	70,975,778	70,618,609	70,870,220	70,544,536
Weighted average common shares outstanding used in computing net loss per share - diluted	70,975,778	70,618,609	70,870,220	70,544,536
Net loss per share, basic	$(0.20)	$(0.16)	$(0.24)	$(0.52)
Net loss per share, diluted	$(0.20)	$(0.16)	$(0.24)	$(0.52)
The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options to purchase common stock	17,036,145	15,164,877	17,036,145	15,164,877
Common stock issuable upon conversion of Series A convertible preferred stock	1,250,000	1,250,000	1,250,000	1,250,000
NOTE 14 – ORGANIZATIONAL RESTRUCTURING
In June 2024, the Company initiated a reduction of its workforce to prioritize its programs and extend its cash runway. The decision, which was approved by the Company’s Board of Directors, was precipitated by Takeda’s report of Phase 3 topline study results for soticlestat, which are described in Note 11 – Collaboration and License Agreements. The workforce reduction included 17 impacted individuals, or approximately 43% of the Company’s headcount, and was primarily recognized in the three month period ended June 30, 2024. Severance costs of $3.7 million related to the organizational restructuring were recognized during the nine months ended September 30, 2024, and included in loss from operations in the line items of the employees’ regular compensation in the condensed consolidated statements of operations. Accrued severance costs of $2.4 million are included in accrued expenses within the condensed consolidated balance sheet. Cash payments related to these costs are anticipated to be substantially complete in the second quarter of 2025.

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
Overview
We are a biopharmaceutical company committed to developing medicines for brain conditions with significant unmet need in a manner that is mechanistically driven, scientifically rigorous and patient focused. Our differentiated pipeline of potential small molecule medicines has produced four unique programs to date, three of which we are actively developing, and the fourth, which we co-developed, was subsequently repurchased by Takeda Company Limited (“Takeda”) in 2021. Central to our strategy is identifying and developing differentiated mechanisms of action to interdict unaddressed biological targets in the brain that are fundamental to disease pathology. This strategy has achieved a pipeline inclusive of: OV329, a potential best-in-class next generation GABA aminotransferase inhibitor; a library of direct activators of the potassium chloride co-transporter 2 (KCC2), including the first candidate, OV350; and OV888/GV101, a rho-associated coiled-coil containing protein kinase 2 (ROCK2) inhibitor. This pipeline was curated using an integrated and disciplined approach to business development, research, and clinical development. The development programs in our pipeline act upon factors modulating neuronal hyperexcitability, neuroinflammation and neurovascular anomalies, which we believe underlie seizures, psychoses and other neurological and neurodegenerative conditions.
Our management team has substantial understanding of neurological conditions, drug development and commercialization gained from collective experience and contributions to the development and launch of more than 25 approved medicines in their respective careers prior to joining Ovid. These launches include many approved medicines for disorders of the brain. Our efforts have produced multiple clinical-stage development programs. Two of our three active programs, OV888/GV101 and OV329, have advanced into human studies. We expect to submit an investigational new drug (“IND”) application, or the equivalent in jurisdictions outside of the U.S., to begin clinical trials for the third program, OV350, in the fourth quarter of 2024.
For each of our programs we focus on generating data using relevant disease models and thorough toxicology studies to build a replicable and scalable approach to develop small molecule candidates, which begins with conducting animal disease models and toxicology studies in the preclinic to build convincing safety, mechanistic and therapeutic evidence before moving into human studies. While the therapeutic potential of the unique mechanisms of action within each of our pipeline programs is quite broad, we typically seek to implement cost-efficient and accelerated proof-of-concept programs in rare disease populations. This approach provides evidence and de-risking information prior to moving into larger population indications that would require costlier trials. When possible and scientifically relevant, we implement assessments of target engagement and biomarkers into our development programs. Our cohesive focus in brain disorders caused by hyper-excitabilty, neuro-inflammation and neuro-vascular dysfunction reinforces our belief that we can develop and produce multiple novel medicines, scale our infrastructure, and thereby succeed in our mission.
Since our inception in April 2014, we have devoted substantially all of our efforts to organizing and planning our business, building our management and technical team, acquiring operating assets and raising capital. We have historically funded our business primarily through the sale of our capital stock. Through September 30, 2024, we have raised net proceeds of $275.4 million from the sale of our capital stock. We have also, in previous periods, generated revenue through license and collaboration agreements, including $196.0 million from our royalty, license and termination agreement (“RLT Agreement”) with Takeda Pharmaceutical Company Limited (“Takeda”) and $30.0 million from our purchase and sale agreement (“Ligand Agreement”) with Ligand Pharmaceuticals Incorporated (“Ligand”). As of September 30, 2024, we had $62.7 million in cash, cash equivalents and marketable securities and an accumulated deficit of $295.0 million.
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
Our Pipeline
The following chart sets forth the status and mechanism of action of our drug candidates:
OV329, a next-generation GABA-aminotransferase inhibitor
In December 2022, we initiated a Phase 1 SAD/MAD study in healthy volunteers for OV329, a next-generation GABA-aminotransferase inhibitor. Our development of OV329 seeks to achieve a profile that reduces neuronal hyperexcitability with less sedation and without ocular changes that are associated with an older drug in the class, vigabatrin. This profile, supported by our preclinical characterization, suggests that OV329 is more potent, delivers synaptic and extrasynaptic inhibition, and has a lasting pharmacodynamic effect with rapid tissue clearance.
We are executing the multiple ascending dose portion of the Phase 1 study as planned and no serious adverse events have been observed. Based upon supportive human safety data to date, we will explore with regulators adding additional cohorts to increase dosing opportunities for future Phase 2 programs. We anticipate this will delay topline data until 2025, and we will provide more detailed timelines following discussions with regulators. When completed, the Phase 1 results should include results on safety, tolerability, and two biomarkers that may provide a signal for target engagement and clinical effect, using magnetic resonance spectroscopy and transcranial magnetic stimulation, respectively.
To evaluate OV329’s profile compared to vigabatrin, a first-generation GABA-AT inhibitor, we conducted additional animal experiments to evaluate the risk of drug accumulation in the eye and causing retinal cell dysregulation. At the Epilepsy Pipeline Conference in September 2024, we presented results from an animal study demonstrating that OV329 did not accumulate in animal eyes in contrast with vigabatrin. OV329 was present in the brain plasma of mice and then rapidly cleared the tissue and remained undetectable in the retina, eye, and brain. In contrast, vigabatrin was demonstrated to accumulate in the eye, retina and brain in less than 48 hours, which is consistent with previously published independent research. The full results from this head-to-head study will be presented at the American Epilepsy Society conference in December 2024.
KCC2 direct activator library and OV350
We are developing a library of direct activators of the potassium chloride co-transporter 2 (KCC2), a biologic target that is fundamental to hyper-excitabilty and which is implicated in a broad range of neurological, neuropsychiatric, neurodevelopmental and neurodegenerative indications. The library contains multiple compounds, which have unique therapeutic characteristics and are amenable for oral, intramuscular and intravenous formulations to address clinical indications across the care continuum. We are conducting multiple non-clinical studies to characterize the therapeutic potential and safety of these compounds and intend to rapidly advance the most promising candidates successively into human studies. We anticipate the library will generate multiple clinical development programs in the next 2-3 years.
We expect to submit a regulatory application for a Phase 1 trial of the first candidate from the library, OV350, before year end 2024, and we anticipate initiating first-in-human studies for this class of molecule in the first quarter of 2025. We intend to evaluate the safety, tolerability and pharmacokinetic parameters of an IV formulation of OV350 in healthy human volunteers. In preclinical and animal disease models, OV350 has demonstrated anti-psychotic and anticonvulsant effects, indicating it may have broad therapeutic utility.
ROCK2 inhibition programs with Graviton Bioscience
In May 2023, we in-licensed OV888/GV101 and a library of highly selective Rho-associated coiled-coil containing protein kinase 2 (ROCK2) inhibitors from Graviton Bioscience Corporation (“Graviton”) and entered into a research and collaboration agreement with Graviton. Under the collaboration, Graviton is responsible for developing the programs through Phase 2 development and we will then assume responsibility for Phase 3 development and commercialization. The first program from this collaboration is OV888/GV101, a hard gel capsule. With Graviton, we announced positive topline data from a Phase 1 multiple-ascending dose study of OV888/GV101 on July 1, 2024 and originally intended to initiate a signal-finding trial in people living with cerebral cavernous malformations in the second half of 2024.
However, following the recent completion of competitor trials in CCM, and after discussions with key stakeholders, together with Graviton, we are pausing the initiation of the Phase 2 proof-of-concept study of OV888/GV101 in CCM. With Graviton, we received regulatory clearance to initiate a Phase 2 program, but we will take a strategic pause to evaluate clinical design learnings emerging from competitor Phase 2 programs. We will seek to optimize future development approaches with the benefit of further insights on study duration, enrichment strategies, endpoints, and time-to-event measurements. We continue to pursue additional formulations of OV888/GV101 for undisclosed cerebral vascular conditions with high unmet need.
Soticlestat, a cholesterol 24-hydroxylase inhibitor
In 2021, we sold our rights to soticlestat to Takeda, who studied it in two pivotal Phase 3 trials in Lennox-Gastaut syndrome and Dravet syndrome. In June 2024, Takeda announced the two Phase 3 Takeda trials evaluating soticlestat for the treatment of Dravet and Lennox-Gastaut syndromes did not meet their primary endpoints. It is uncertain whether Takeda will continue to progress or elect to terminate the development of soticlestat as contemplated by the RLT Agreement, in which case we may not receive some or all of the royalty and milestone payments under the RLT Agreement. Takeda has publicly announced plans to engage with regulatory authorities to discuss the totality of the data generated by the study in Dravet syndrome to determine next steps.
Significant Risks and Uncertainties
The global economic slowdown, the overall disruption of global healthcare systems and other risks and uncertainties associated with bank failures, public health crises and global geopolitical tensions, like the ongoing war between Russia and Ukraine and the war involving Israel, may have a material adverse effect on our business, financial condition, results of operations and growth prospects. The resulting high inflation rates may materially affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of our clinical trial materials and supplies, interest rates and overhead costs may adversely affect our operating results. Elevated interest rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Furthermore, economic conditions have produced downward pressure on share prices. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates remain high or begin to rise again) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, global geopolitical tensions as a result of the ongoing war between Russia and Ukraine and the war involving

Israel, worsening global macroeconomic conditions and employee availability and wage increases, which may result in additional stress on our working capital resources.
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
Financial Operations Overview
Revenue
We have generated revenue under various licensing and collaboration agreements. We have not generated any revenue from commercial drug sales, and we do not expect to generate any further revenue unless or until we obtain regulatory approval and commercialize one or more of our current or future drug candidates. In the future, we may also seek to generate revenue from a combination of research and development payments, license fees and other upfront or milestone payments.
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
Other Income (Expense), net
Other income (expense), net primarily consists of interest income and accretion of discount on investments in marketable securities, unrealized gains (losses) on long-term equity investments, an unrealized loss due to a fraudulent funds transfer and change in fair value of royalty monetization liability.
Results of Operations
Comparison of the Three Months Ended September 30, 2024 and 2023
The following table summarizes the results of our operations for the periods indicated:

(in thousands)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Change $
Revenue:
License and other revenue	$173	$109	$64
Total revenue	173	109	64
Operating expenses:
Research and development	7,855	5,333	2,522
General and administrative	5,544	6,805	(1,261)
Total operating expenses	13,399	12,138	1,261
Loss from operations	(13,226)	(12,029)	(1,197)
Other income (expense), net	(780)	776	(1,556)
Loss before provision for income taxes	(14,006)	(11,253)	(2,753)
Provision for income taxes	—	—	—
Net loss	$(14,006)	$(11,253)	$(2,753)
Revenue
Revenue of $173,000 and $109,000 was recorded in the three months ended September 30, 2024 and 2023, respectively, which consisted of royalties on net sales pursuant to an out-licensing agreement.

Research and Development Expenses

(in thousands)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Change $
Preclinical and clinical development expenses	$5,526	$2,140	$3,386
Payroll and payroll-related expenses	1,631	2,297	(666)
Other expenses	698	895	(197)
Total research and development	$7,855	$5,333	$2,522
During the three months ended September 30, 2024, research and development expenses were $7.9 million, compared to $5.3 million for the same period in 2023. The increase of $2.5 million primarily relates to expenses associated with the acceleration of preclinical and clinical research and development in OV350 and OV888/GV101.
General and Administrative Expenses

(in thousands)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Change $
Payroll and payroll-related expenses	$2,707	$3,567	$(860)
Legal and professional fees	1,549	1,908	(359)
General office expenses	1,288	1,330	(42)
Total general and administrative	$5,544	$6,805	$(1,261)
General and administrative expenses were $5.5 million and $6.8 million for the three months ended September 30, 2024 and 2023, respectively. The decrease in general and administrative expenses is primarily due to the organizational restructuring executed during the second quarter of 2024, inclusive of payroll and related expenses as well as other cost reductions.
Other Income (Expense), net
Other income (expense), net for the three months ended September 30, 2024 and 2023 was a $0.8 million loss and a $0.8 million gain, respectively. The decrease of $1.6 million was primarily due to an unrealized loss of $1.8 million due to a fraudulent funds transfer, offset by unrealized gain (loss) on long-term equity investments and interest earned and accretion of discount on marketable securities.

Comparison of the Nine Months Ended September 30, 2024 and 2023
The following table summarizes the results of our operations for the periods indicated:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	Change $
	(in thousands)
Revenue:
License and other revenue	$490	$250	$240
Total revenue	490	250	240
Operating expenses:
Research and development	30,844	17,946	12,898
General and administrative	20,809	23,397	(2,588)
Total operating expenses	51,653	41,343	10,310
Loss from operations	(51,163)	(41,093)	(10,070)
Other income (expense), net	33,983	4,076	29,907
Loss before provision for income taxes	(17,180)	(37,017)	19,837
Provision for income taxes	—	—	—
Net loss	$(17,180)	$(37,017)	$19,837
Revenue
Revenue of $490,000 was generated in the nine months ended September 30, 2024, compared to revenue of $250,000 recognized in the same period in 2023. Revenue in both periods consisted of royalties on net sales pursuant to an out-licensing agreement.
Research and Development Expenses

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	Change $
	(in thousands)
Preclinical and clinical development expenses	$20,186	$7,754	$12,432
Payroll and payroll-related expenses	8,466	7,698	768
Other expenses	2,192	2,494	(302)
Total research and development	$30,844	$17,946	$12,898
During the nine months ended September 30, 2024, research and development expenses were $30.8 million compared to $17.9 million for the same period in 2023. The increase of $12.9 million primarily relates to $10.7 million in expenses associated with the acceleration of preclinical and clinical research and development in OV329, OV350 and OV888/GV101 as well as costs associated with the organizational restructuring announced in June 2024. Payroll and payroll related costs of the organizational restructuring of $1.7 million were recognized during the nine months ended September 30, 2024, but will be paid over an extended period.

General and Administrative Expenses

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	Change $
	(in thousands)
Payroll and payroll-related expenses	$11,434	$13,343	$(1,909)
Legal and professional fees	5,362	5,404	(42)
General office expenses	4,013	4,650	(637)
Total general and administrative	$20,809	$23,398	$(2,588)
General and administrative expenses were $20.8 million for the nine months ended September 30, 2024 compared to $23.4 million for the same period in 2023. The decrease of $2.6 million was primarily due to reduced headcount and other cost reduction strategies during the period. Costs of the organizational restructuring of $2.0 million were recognized during the nine months ended September 30, 2024, but will be paid over an extended period.
Other Income (Expense), net
Other income (expense), net for the nine months ended September 30, 2024 was $34.0 million compared to $4.1 million for the same period in 2023. The increase of $29.9 million was primarily due to other income of $29.0 million that was recognized in June 2024 relating to an adjustment to the royalty monetization liability under the Ligand Agreement. The remainder of the increase resulted from unrealized gain (loss) on long-term equity investments and interest earned and accretion of discount on marketable securities, offset by an unrealized loss due to a fraudulent funds transfer.
Liquidity and Capital Resources
Overview
As of September 30, 2024, we had total cash, cash equivalents and marketable securities of $62.7 million. We believe that our cash, cash equivalents and marketable securities as of September 30, 2024 will fund our projected operating expenses and capital expenditure requirements for at least 12 months from the issuance of this Quarterly Report on Form 10-Q.
Similar to other development-stage biotechnology companies, we have generated limited revenue, which has been through various license and collaboration agreements, and have financed our operations primarily through the sale of equity securities. We have historically incurred losses and experienced negative operating cash flows for most periods since our inception and anticipate that we will incur losses and experience negative operating cash flows in the future. We recorded net losses of $14.0 million and $11.3 million for the three months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $295.0 million and working capital of $54.2 million.
In June 2024, we announced an organizational restructuring which included a reduction of our workforce to prioritize our programs and extend our cash runway.
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
As of September 30, 2024, we had no long-term debt and no material non-cancelable purchase commitments with service providers, as we have generally contracted on a cancellable, purchase order basis. We cannot estimate whether we will receive or the timing of any potential contingent payments upon the achievement by us of clinical, regulatory and commercial events, as applicable. In addition, we cannot estimate the timing of any potential royalty payments that we may be required to make under license agreements we have entered into with various entities pursuant to which we have in-licensed certain intellectual property as contractual obligations or commitments, including agreements with AstraZeneca and Northwestern. Pursuant to these license agreements, we have agreed to make milestone payments up to an aggregate of

$279.3 million upon the achievement of certain development, regulatory and sales milestones. We excluded these contingent payments from the condensed consolidated financial statements, given that the timing, probability, and amount, if any, of such payments cannot be reasonably estimated at this time.
In September 2021, we entered into a 10-year lease agreement for our corporate headquarters with a term commencing March 10, 2022, for approximately 19,000 square feet of office space at Hudson Commons in New York, New York. The lease provides for monthly rental payments over the lease term. The base rent under the lease is currently $2.3 million per year. Rent payments commenced January 10, 2023 and will continue for 10 years following the rent commencement date. We issued a letter of credit in the amount of $1.9 million in association with the execution of the lease agreement, which is reflected as restricted cash on our condensed consolidated balance sheets. Payment obligations under the lease agreement include $2.3 million in the 12 months subsequent to September 30, 2024 and $19.9 million over the remaining term of the agreement. For additional information see Note 5 to our condensed consolidated financial statements under the heading “Leases.”
We have no products approved for commercial sale and have not generated any revenue from product sales to date. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings and additional funding from license and collaboration arrangements. Except for any obligations of our collaborators to reimburse us for research and development expenses or to make milestone or royalty payments under our agreements with them, we will not have any committed external source of liquidity. To the extent that we raise additional capital through future equity offerings or debt financings, ownership interests may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt and equity financings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. There can be no assurance that such financings will be obtained on terms acceptable to us, if at all. Additionally, increased inflation rates may result in greater operating costs (including labor costs) and may affect our operating budgets. In response to concerns about inflation, the U.S. Federal Reserve has raised, and may further raise, interest rates. Increases in interest rates, or a delay in interest rate reductions, especially if coupled with a significant change in government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. If the disruptions and slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our ability to pursue our business strategy. If we raise additional funds through collaborations, strategic alliances or licensing agreements with third parties for one or more of our current or future drug candidates, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates or to grant licenses on terms that may not be favorable to us. Our failure to raise capital as and when needed would have a material adverse effect on our financial condition and our ability to pursue our business strategy. See “Risk Factors” for additional risks associated with our capital requirements.
While we expect that the organizational restructuring in June 2024 and a majority of the related cash payments will be substantially completed by the second quarter of 2025, we may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the organizational restructuring. Additionally, we may not achieve the expected benefits of these cost reduction measures and other cost reduction plans on the anticipated timeline, or at all, which could otherwise accelerate our liquidity needs and could force us to further curtail or suspend our operations.
At-the-Market Offering Program
In November 2023, we filed a shelf registration statement on Form S-3 (Registration No. 333-275307) (the “S-3 Registration Statement”) that allows us to sell up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities and/or warrants, which includes a prospectus covering the issuance and sale of up to $75.0 million of common stock pursuant to an at-the-market (“ATM”) offering program. As of September 30, 2024, we had $250.0 million available under our S-3 Registration Statement, including $75.0 million available pursuant to our ATM program.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

(in thousands)	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Net cash (used in) provided by:
Operating activities	$(45,948)	$(33,870)
Investing activities	33,302	45,935
Financing activities	622	502
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(12,024)	$12,568
Net Cash Used In Operating Activities
Net cash used in operating activities was $45.9 million for the nine months ended September 30, 2024, which consisted of net loss of $17.2 million, primarily due to a non-cash fair value adjustment recorded to the royalty monetization liability under the Ligand Agreement resulting in a $29.0 million gain, partially offset by $5.0 million of noncash stock-based compensation expense, . Net cash used in operating activities was $33.9 million for the nine months ended September 30, 2023, which consisted of net loss of $37.0 million offset by non-cash charges and changes in operating assets and liabilities, primarily related to $5.5 million of stock-based compensation expense.
Net Cash Provided By Investing Activities
Net cash provided by investing activities was $33.3 million and $45.9 million for the nine months ended September 30, 2024 and 2023, respectively, which was primarily due to maturity of marketable securities during the periods.
Net Cash Provided By Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2024 and 2023 resulted from proceeds from the exercise of stock options and purchases under the employee stock purchase plan.
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
During the three and nine months ended September 30, 2024, there were no material changes to our critical accounting policies as reported for the year ended December 31, 2023 as part of our Annual Report on Form 10-K, which was filed with the SEC on March 8, 2024. In addition, see Note 2 of our condensed consolidated financial statements under the heading “Recent Accounting Pronouncements” for new accounting pronouncements or changes to the accounting pronouncements during the three and nine months ended September 30, 2024.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The primary objectives of our investment activities are to ensure liquidity and to preserve capital. As of September 30, 2024, we had cash, cash equivalents and marketable securities totaling $62.7 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in institutional market funds that are comprised of U.S. Treasury and U.S. Treasury-backed repurchase agreements as well as treasury notes and high quality short-term corporate bonds. We maintain our cash, cash equivalents and marketable securities with domestic financial institutions of high credit quality.
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
As of September 30, 2024, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2024, our disclosure controls and procedures were not effective.
In light of the material weaknesses described below, management performed additional analysis and other procedures to ensure that our consolidated financial statements were prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). Accordingly, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with GAAP.
Identification of Material Weaknesses
Based on the evaluation of the effectiveness of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that the Company did not have sufficiently trained resources in emerging and evolving threats related to spear phishing, vendor email compromise, and other cyber attack approaches and designing and implementing controls over changes to vendor payment information. As a result, we were unable to maintain effective risk assessment and information and communication processes, and did not have effective process-level control activities over changes to vendor payment information.
The control deficiencies described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Therefore, we concluded that the deficiencies represent material weaknesses in the Company’s internal control over financial reporting.
During the quarter ended September 30, 2024, the control deficiencies described above resulted in the Company not identifying and preventing a criminal scheme involving a business email compromise at one of its development partners, which led to a fraudulent transfer of $1.8 million to a third-party impersonating one of its development partners. We self-discovered this fraudulent activity and promptly initiated contact with our bank as well as appropriate law enforcement authorities in an effort to, among other things, recover the transferred funds. To date, we have not found any evidence of additional fraudulent activity.
Remediation Plan
Immediately following the incident, we initiated a reassessment of our processes and developed an action plan to remediate the identified weaknesses. This included replacing personnel on the accounting team with a newly added resource. Additionally, we are executing the following steps until remediation of the material weaknesses is achieved:
•performing additional investigative and confirming procedures;
•enhancing the design of vendor information change controls;
•implementing new controls over the approval requirements and review for ACH and wire transfers;
•increasing internal communication and training to heighten awareness and emphasize the importance of exercising professional skepticism and judgment as it relates to spear phishing, vendor email compromise and other cyber attack approaches; and
•reporting regularly to the Audit Committee of the Board of Directors of the Company on the progress and results of the remediation plan, including the identification, status and resolution of internal control deficiencies.
Changes in Internal Control over Financial Reporting
Except as described above, there have been no other changes in our internal control over financial reporting during our most recent quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•We have identified material weaknesses in our internal control over financial reporting. If we are unable to remedy the material weaknesses, or if we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
Risks Related to Our Financial Position and Need for Additional Capital
We expect to continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.
We have historically incurred significant operating losses. Our net loss for the quarter ended September 30, 2024 was $14.0 million and we had an accumulated deficit of $295.0 million as of that date. We expect to incur operating losses in the future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our drug candidates, as well as hiring employees and building our infrastructure.
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
As of September 30, 2024, our cash, cash equivalents and marketable securities were $62.7 million, and we had an accumulated deficit of $295.0 million. We believe that our existing cash, cash equivalents and marketable securities will fund our current operating plans through at least 12 months from the filing of this Quarterly Report on Form 10-Q. However, our operating plans may change because of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. For example, in June 2024, Takeda reported that soticlestat failed to meet its primary endpoints in two Phase 3 trials evaluating soticlestat for the treatment of Dravet and Lennox-Gastaut syndromes. If, for any reason, Takeda fails to progress, or elects to terminate the development of soticlestat as contemplated by the RLT Agreement, or if the development or commercialization of soticlestat is delayed or deprioritized by Takeda, we may not receive some or all of the royalty and milestone payments under the RLT Agreement.
While the long-term economic impacts associated with public health crises and geopolitical tensions, like the ongoing war between Russia and Ukraine and the war involving Israel, are difficult to assess or predict, each of these events has caused significant disruptions to the global financial markets and contributed to a general global economic slowdown. Furthermore, inflation rates have increased recently to levels not seen in decades. Increased inflation may result in increased operating costs (including labor costs) and may affect our operating budgets. In addition, the U.S. Federal Reserve has raised interest rates in response to concerns about inflation. High interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. If the disruptions and slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our financial condition and our ability to pursue our business strategy.
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
For the three months ended September 30, 2024, we recorded no U.S. federal or state income tax provision, based on a pre-tax loss of $14.0 million. As of September 30, 2024, we had available $171.4 million of unused NOL carryforwards for U.S. federal income tax purposes, $12.6 million of unused NOL carryforwards for Massachusetts income tax purposes, $164.1 million of unused NOL carryforwards for New York income tax purposes, and $163.9 million of unused NOL carryforwards for New York City income tax purposes, that may be applied against future taxable income. Our NOL carryforwards are significantly limited such that even if we achieve profitability in future periods, we may not be able to utilize most of the NOL carryforwards, which could have a material adverse effect on cash flow and results of operations.
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
•changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; or
•business interruptions resulting from global geopolitical tensions, including the ongoing war between Russia and Ukraine and war involving Israel, any other war or the perception that hostilities may be imminent, including, terrorism, natural disasters or public health crises.
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
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geopolitical tensions, including the ongoing war between Russia and Ukraine and the war involving Israel, any other war or the perception that hostilities may be imminent, terrorism, natural disasters or public health crises.
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
Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS,”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. In August 2024, HHS announced the agreed upon price of the first ten drugs that were subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS will select up to fifteen additional drugs covered under Part D for negotiation in 2025. Additionally, the Biden administration released an additional executive order on October 14, 2022, directing HHS to report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare & Medicaid Services Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.
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
We expect that these and other healthcare reform measures that may be adopted in the future, particularly in light of the upcoming U.S. Presidential and Congressional elections, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs.
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
As of September 30, 2024, we had 25 full-time employees. On June 28, 2024, we announced a reduction of our workforce to prioritize our programs and extend our cash runway. As our development and commercialization plans and strategies for our current pipeline of product candidates develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day operations and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational inefficiencies, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future drug candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance, our ability to commercialize drug candidates, develop a scalable infrastructure and compete effectively will depend, in part, on our ability to effectively manage any future growth.
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
In June 2024, we announced an organizational restructuring plan to reduce our workforce by 17 people, or approximately 43% of our then-existing headcount. In connection with this organizational restructuring, our General Counsel and Chief Operating Officer ceased serving in those roles. The decision to reduce our workforce was made in order to prioritize our programs and extend our cash runway. As a result of the organizational restructuring, we have incurred and expect to continue to incur cash expenditures related to employee severance, benefits and related costs. We may incur additional expenses not currently contemplated due to events associated with the organizational restructuring; for example, the organizational restructuring may have a future impact on other areas of our liabilities and obligations, which could result in losses in future periods. Moreover, we may not realize, in full or in part, the anticipated benefits and savings from this reorganization due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. In addition, we may need to undertake additional organization restructurings, workforce reductions or other similar activities in the future.
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
We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, store, process and transmit large amounts of sensitive data, and, as a result, we and the third parties upon which we rely face a variety of evolving threats that could cause security incidents. We have also outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, and as a result, we manage a number of third-party vendors who may or could have access to our computer networks or our sensitive data. In addition, many of those third parties in turn subcontract or outsource some of their responsibilities to other third parties. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the accessibility and distributed nature of our information technology systems, and the sensitive data stored on those systems, make such systems vulnerable to unintentional or malicious, internal and external attacks on our technology environment. Furthermore, our ability to monitor the aforementioned third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised. Increasing global tensions, including the ongoing war between Russia and Ukraine and the war involving Israel, among others, are likely to increase the frequency of cybersecurity incidents.
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
We have identified material weaknesses in our internal control over financial reporting. If we are unable to remedy the material weaknesses, or if we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
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
During the quarter ended September 30, 2024, we were the victim of a criminal scheme involving a business email compromise at one of our development partners, which led to a fraudulent transfer of $1.8 million to a third-party impersonating one of our development partners. The matter has been reported to the U.S. Secret Service and Federal Bureau of Investigation. Based on the information we have received from our banking institution, we believe the receiving account has been frozen. We have also received information suggesting that the account to which the funds were remitted may have been blocked under U.S. sanctions administered by the U.S. Office of Foreign Asset Control (“OFAC”), and we are seeking to confirm, in which case, we will consider submitting an application for release of the blocked funds to OFAC. We do not know whether we will be able to recover such funds.
As a result of the misdirection of funds, management re-evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of September 30, 2024. Based on this assessment, management identified material weaknesses related to fund transfers and vendor-related information updates. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or condensed interim financial statements would not be prevented or detected on a timely basis.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Immediately following the incident, we initiated a reassessment of our processes and controls related to fund transfers and vendor-related information updates and developed an action plan to remediate this matter, as described further in Part I, Item 4 of this Quarterly Report on Form 10-Q. We continue to evaluate steps to remediate the material weaknesses. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.
Our compliance with Section 404 may require that we incur substantial expense and expend significant management efforts. We currently do not have an internal audit group and rely on experienced consultants to support this function. We may need to hire additional consultants or accounting and financial staff with appropriate public company experience and technical accounting knowledge in order to continually comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we are unable to remedy the material weaknesses or if we identify any new one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be any new material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to remedy the material weaknesses, continue to be or in the future are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have any new material weaknesses in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by The Nasdaq Stock Market LLC, the SEC or other regulatory authorities. Failure to remedy the material weaknesses or any new material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
Risks Related to the Ownership of Our Common Stock and Other General Matters
The market price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for our common stock.
The market price of our common stock has been and likely will remain volatile. For example, during the nine months ended September 30, 2024, the closing price of our common stock on The Nasdaq Global Select Market ranged from $0.70 per share to $4.04 per share. During this time period, we experienced a stock price drop following our announcement of Takeda’s release of topline Phase 3 study results for soticlestat, noting that soticlestat narrowly missed its primary endpoint and showed clinically meaningful and significant effects in multiple key secondary efficacy endpoints with respect to Dravet syndrome and missed its primary endpoint with respect to Lennox-Gastaut syndrome. In addition, the stock market in general and the market for biopharmaceutical or pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to new or ongoing public health crises or other inflationary factors, may negatively affect the market price of our common stock, regardless of our actual operating performance. As a result of this volatility, stockholders may lose all or part of their investment in our common stock since they may be unable to sell their shares at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:
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
The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of presidential and other elections in the United States, military conflicts, terrorism, or other acts of violence or geopolitical events. Global geopolitical tensions have created extreme volatility in the global capital markets and are expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive.

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
In November 2023, we filed a shelf registration statement on Form S-3 (Registration No. 333-275307) (the “S-3 Registration Statement”) to replace our prior registration statement that was set to expire. The S-3 Registration Statement allows us to sell up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities and/or warrants, which includes a prospectus covering the issuance and sale of up to $75.0 million of common stock pursuant to an at-the-market (“ATM”) offering program. As of September 30, 2024, we had $250.0 million available under our S-3 Registration Statement, including $75.0 million available pursuant to our ATM program. Debt and equity financings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as redeeming our shares, making investments, issuing additional equity, incurring additional debt, making capital expenditures, declaring dividends or placing limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could negatively impact our ability to conduct our business. If we raise additional capital through future collaborations, strategic alliances or third-party licensing arrangements, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. Any of these events could significantly harm our business, financial condition and prospects.
Stockholders will be diluted by any conversions of outstanding Series A convertible preferred stock and exercises of outstanding options.
As of September 30, 2024, we had outstanding options to purchase an aggregate of 17,036,145 shares of our common stock at a weighted average exercise price of $3.51 per share and 1,250,000 shares of common stock issuable upon conversion of outstanding Series A convertible preferred stock for no additional consideration. Such Series A convertible preferred stock is convertible any time at the option of the holder thereof subject to the beneficial ownership limitations described in Note 7 to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. The exercise of such options and conversion of the Series A convertible preferred stock for shares of our common stock will result in further dilution of our stockholders’ investment and could negatively affect the market price of our common stock. In addition, stockholders may experience further dilution if we issue common stock, or securities convertible into common stock, in the future. As a result of this dilution, stockholders may receive significantly less than the full purchase price paid for the shares in the event of liquidation.
Concentration of ownership of our common stock among our executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.
Based upon shares of our common stock outstanding as of September 30, 2024, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 57.3% of our outstanding common stock.
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

Item 5. Other Information
Director and Officer Trading Arrangements
During the three months ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1*	Consulting Services Agreement, dated July 30, 2024, between Ovid Therapeutics Inc. and Thomas Perone.

10.2
Amended and Restated Executive Employment Agreement, dated September 9, 2024, between the Company and Margaret Alexander (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38085), filed with the Commission on September 11, 2024).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page formatted as Inline XBRL and contained within Exhibit 101
__________________________
*    Filed herewith.
**    Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVID THERAPEUTICS INC.

Date: November 12, 2024	By:	/s/ Jeremy M. Levin
Jeremy M. Levin
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Jeffrey Rona
Jeffrey Rona
Chief Business and Financial Officer (Principal Financial and Accounting Officer)