Form 10-K
period 2024-12-31
Ovid Therapeutics Inc.
filed 2025-03-11
CIK 1636651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
As of June 30, 2024, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $45.9 million based on the closing price of the registrant’s common stock on June 30, 2024. The calculation excludes shares of the registrant’s common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant. This determination of affiliate status is not a determination for other purposes.
As of March 7, 2025, there were 71,075,005 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Annual Report on Form 10-K. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” or the negative or plural of those terms, and similar expressions.
Forward-looking statements include, but are not limited to, statements about:
•our ability to identify additional novel compounds with significant commercial potential to acquire or in-license;
•our ability to successfully acquire or in-license additional drug candidates on reasonable terms;
•the potential use, development and therapeutic potential of the drug candidates in our pipeline;
•our ability to develop medical therapies that deliver preferable safety and tolerability profiles relative to approved drugs;
•our expectations regarding the duration of our cash runway and the expectation that it will support our operations and development programs;
•our estimates regarding expenses, future revenue, including any royalty or milestone payments, capital requirements and needs for additional financing;
•our ability to obtain regulatory approval of our current and future drug candidates;
•our expectations regarding the timing of initiation, completion, and results and data from clinical trials and potential regulatory filings;
•our expectations regarding the potential market size for drug candidates and the rate and degree of market acceptance of such drug candidates;
•our ability to fund our working capital requirements;
•the implementation of our business model and strategic plans for our business and drug candidates, including the programs in our planned pipeline;
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
•interim topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data;
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
In this Annual Report on Form 10-K, unless otherwise stated or as the context otherwise requires, references to “Ovid,” “the Company,” “we,” “us,” “our” and similar references refer to Ovid Therapeutics Inc. and its wholly owned subsidiaries. This Annual Report on Form 10-K also contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us, by any other companies.

PART I
Item 1. BUSINESS
Overview
Ovid is a biopharmaceutical company that is dedicated to developing small molecule medicines for brain conditions with significant unmet need. These potential medicines targeting the central nervous system (“CNS”) are designed to potentially halt the course of brain disease by quelling neural hyper-excitation and alleviating the most impactful patient symptoms. We seek to address fundamental biological targets in the brain that are implicated in neuronal hyperexcitability, such as neurotransmitters and dysregulated ion channels. By mitigating excessive neuronal hyper-excitation with differentiated medicines, we believe we can unlock substantial scientific, therapeutic and commercial opportunities across a range of neurological and psychiatric conditions that have few therapeutic options today, both impacting patients’ lives and creating long-term stockholder value.
Over the last decade, scientific understanding of the underlying biology of neuronal hyperexcitability and the related pathophysiology of epilepsies, psychoses, and other brain conditions has significantly advanced. Today, the underpinnings of many monogenic epilepsies and seizure disorders are becoming better understood and can be linked to mutations in specific molecular transporters, ion channels and receptors. Additionally, science is beginning to illuminate the systemic and damaging effects of over-excitation on neural networks, including its relationship to cell inflammation, stress, and apoptosis.
This improved understanding of the genesis and pathophysiology of disease, coupled with advances in preclinical research tools, is enhancing the predictive potential of translational research, and is thereby improving the probability of successful clinical development of CNS medicines. Additionally, emerging scientific evidence suggests that hyperexcitability of neurons is implicated in a broad range of conditions well beyond seizures and psychoses. Therefore, ameliorating excessive neural hyperexcitability may offer therapeutic relevance and applications in a broad array of brain disorders, including certain psychiatric, neurodegenerative and neurodevelopmental conditions, and other brain traumas.
Despite the scientific advances mentioned above, the unmet need for people living with seizures, epilepsies, and psychiatric diseases remains significant. Relatively few therapeutics targeting new mechanisms of action (“MoAs”) have been approved in recent decades, and most patients are not ‘cured’ of these conditions. Therefore, the need and opportunity for medicines that act upon fundamental biological targets that impact neuronal excitatory/inhibitory balance remain substantial.
Our vision and focus
Our vision is to create sustained, long-term value by advancing a differentiated pipeline of precision, small molecule medicines intended to culminate in a fully integrated neurotherapeutics company with multiple clinical-stage programs and commercial medicines. We believe the lack of new classes of medicine in neurology and neuropsychiatry represents both an unmet need and a significant opportunity.
Through our research and development (“R&D”) and business development strategies, we have in-licensed and clinically developed potential medicines that may offer first-in-class or best-in-class MoAs. Our programs are intended to act upon fundamental biological targets associated with neuronal hyperexcitability in a mechanistically precise fashion. It is our intent to eventually market a franchise of unique medicines that mitigate patient symptoms such as seizures and psychoses, that stem from hyper-excited neurons. Over time, our efforts have resulted in four clinical-stage drug development programs, including two programs that have advanced to late-stage trials. Our current clinical programs are indicated for the potential treatment of drug-resistant epilepsies (“DRE”) and psychosis associated with neuronal-synuclein diseases (“NSD”), which includes Parkinson’s disease, and Lewy body dementia (“LBD”). Several preclinical programs are anticipated to be advanced for other forms of psychosis and mood disorders.
Importantly, we seek to develop medical therapies that are more efficacious and/or have ‘gentler’ profiles for patients, meaning drugs that are intended to deliver preferable safety and tolerability profiles relative to approved drugs. Improved product profiles in neurology and psychiatry are needed, given that many patients require polypharmacy regimens that create cumulative tolerability issues and drug-drug interactions, significantly impacting quality of life and adherence to therapy.
Our near-term strategy is focused on clinical advancement of potential small molecule medicines to treat specific epilepsies and psychoses that are manifestations of neural excitatory/inhibitory imbalance. This cohesive scientific focus, reinforced by our deep professional experience and pipeline of differentiated assets, gives us confidence that we can succeed in our mission.
Additionally, we seek to create stockholder value by creating multiple sources of potential revenue via clinical and commercial milestones from our pipeline, strategic collaborations and partnerships.
Unmet need and opportunity
While seizures and forms of psychosis are some of the earliest maladies documented by humanity, they remain common, and often intractable, medical conditions.
The global epilepsy and psychosis market opportunities reflect massive medical need and economic potential. Epilepsy and antipsychotic pharmacologic therapies respectively represent approximately $8 billion and $22 billion markets globally and are expected to grow. Reinforcing the scale of the commercial opportunity is the number and size of recent acquisitions of epilepsy and psychiatric medicines companies, which have been acquired for values ranging from $2.6 billion to $14.6 billion. Moreover, the regulatory environment appears increasingly amenable to new approaches in epilepsy and psychiatric conditions. For example, the U.S. Food and Drug Administration (“FDA”) has encouraged developers to seek “basket labels” for single therapeutic agents that cover more than one underlying disease, such as developmental epileptic encephalopathies (“DEEs”). For the first time in 50 years, a therapeutic with a novel MoA was approved in schizophrenia in 2024.
The unmet need of people affected by seizures and psychosis is substantial. Today, managing patient symptoms commonly requires chronic drug therapy, which is not curative, and may not treat the whole disease.
Unmet need in epilepsy
Approximately 50 million people globally live with epilepsy, including an estimated three million adults and half a million children in the United States.
While modern drug discovery efforts have produced more than 30 anti-seizure medications (“ASMs”) over the last 100 years, a substantial number of epilepsy patients continue to experience breakthrough seizures that can cause enduring damage to the brain. Individuals who suffer from rare forms of epilepsies may experience persistent refractory seizures, with rates ranging from 50% to 90%. The seizures they suffer can have a devastating impact both upon patients and their families, by triggering permanent motor, cognitive and developmental delays. Some patients with DEEs experience even greater rates of refractory seizures that are resistant to drug therapy.
With an estimated 70% of epilepsy diagnoses occurring in people younger than 20 years of age, the need to treat seizures early and effectively is critical to mitigate worsening and permanent later-life disabilities. In the search for seizure control, approximately half of patients take a polypharmacy regimen of five or more ASMs, requiring careful management of drug side effects and interactions. The large population of patients requiring multiple drug therapies to control seizures, and persistent rates of breakthrough seizures, signal the urgent need for effective new medicines. For these patients, MoAs that demonstrate improved efficacy, safety and tolerability profiles are optimal, as they may be more easily incorporated into existing treatment regimens.
Unmet need in psychosis and mood disorders
While Ovid’s potassium chloride cotransporter 2 (“KCC2”) portfolio has potential applications across a range of psychoses and mood disorders, our focus for our first two programs is psychosis among people with NSD and LBD. These populations share a common pathological link, which is intraneuronal accumulation of alpha synuclein, which leads to neurodegeneration.
Today, there are more than 4.3 million people globally living with psychosis associated with NSD and LBD. In the United States LBD is the second most common dementia (psychoses affect 80% of the LBD population), affecting 1.5 million Americans (80% of the diagnosed dementia patients), and NSD impacts another one million Americans. These progressive clinical syndromes are characterized clinically by movement disorders, cognitive impairment, sleep dysregulation, and autonomic instability. Changes in perception are common, manifesting in visual illusions, misperceptions of visual stimuli and hallucinations, which can create health risks to patients and caregivers.
These conditions lead to high morbidity, mortality and healthcare costs. Psychosis in these populations is also a high risk factor for hospitalization and nursing home placement. Atypical antipsychotics are contraindicated for NSD and

LBD as they worsen motor features, their anti-dopaminergic pharmacology is untenable in Parkinson’s disease, and many carry a black box warning for mortality.
The current standard of care for psychosis related to Parkinson’s disease is Nuplazid® (pimavanserin), to which only a small proportion of patients fully respond.
Differentiated potential first-in-class or best-in-class programs
The science underlying the discovery and development of new drugs for the brain has changed fundamentally over the last decade. We believe that major developments in the understanding of the biology of these diseases now make it possible to address key areas of unmet need, including many neurological and psychiatric disorders, offering significant therapeutic potential.
We are specifically cultivating a pipeline of potential first-in-class or potential best-in-class MoAs to treat the underlying causes of neuronal imbalance which can lead to manifestations such as seizures, psychosis, pain and other mood disorders. Collectively, our differentiated pipeline has produced multiple potential value-creating drug programs. Several of these therapeutic development programs — OV329, OV350 and OV888 (GV101) — aim to affect signaling and enzymatic pathways and vascular structures that modulate hyperexcitability of neurons.
Through our scientific expertise and strategic business development, we have performed translational research and in-licensed compounds to build a robust development pipeline of potential medicines, including:
•OV329, a highly potent next-generation GABA-aminotransferase inhibitor (“GABA-AT”). OV329 is intended to deliver preferable seizure reduction, safety profile and dosing relative to prior medicines in the class, which have known safety challenges. OV329 is an oral therapy intended to optimally regulate GAB
•A, the inhibitory neurotransmitter. OV329 is nearing completion of a Phase 1 study that is evaluating safety, tolerability, and pharmacokinetics (“PK”), as well as evaluating biomarkers that offer insight into target engagement, pharmacodynamic (“PD”), and clinical effects. To date safety data of OV329 in healthy subjects has been well-tolerated with no serious adverse events reported. Initial biomarker data from the most recent multiple-ascending dose cohort suggest encouraging directional signs of target engagement and clinical effects as measured by MRS and TMS. These indicate signs of increased GABAergic activity consistent with the intended mechanism of action by inhibiting GABA-aminotransferase.
•KCC2 library is a portfolio of potential first-in-class direct activators of potassium chloride cotransporter2. KCC2 is a fundamental biological target, solely expressed in the CNS, that enables synaptic inhibition. KCC2 dysregulation has been implicated in a broad range of neuropathologies. We are actively advancing up to four unique drug development programs that emerged from our KCC2 direct activator library containing more than 100 molecules. These include OV350 (intravenous injection), OV4071 (oral and intramuscular injection), OV4041 (oral) and another undisclosed molecule. Each program has potential distinct therapeutic and potency characteristics as demonstrated in varying phenotypic screens and animal disease models, reflecting multiple therapeutic opportunities and optionality for co-development. The portfolio is being evaluated for a range of therapeutic indications, that have symptoms associated with psychoses or mood disorders.
◦OV350, a first-in-human KCC2 direct activator. OV350 is the most advanced program in the KCC2 library and is expected to be the first direct activator dosed in humans. We filed for regulatory approval and initiated a Phase 1 study of OV350 among healthy volunteers in Australia. We intend to study the safety, tolerability and PK of this potential first-in-class program, which will deliver important insights to the oral KCC2 program. Both OV350 and OV4071 are intended for the potential treatment of psychosis associated with NSD and LBD.
•OV888 (GV101), a highly selective inhibitor of rho-associated coiled-coil containing protein kinase 2 (“ROCK2”). OV888 (GV101) is a potential first-in-class medicine to treat cerebral cavernous malformations (“CCM”), a condition in which seizures are a common symptom. OV888 (GV101) has completed two Phase 1 double-blind, multiple-ascending dose trials with no serious adverse events reported. OV888 (GV101) was tested at doses of 100 mg, 200 mg and 600 mg and was well-tolerated at all doses. Headaches were the most common adverse event, reported in 23% of participants, which resolved in all patients. Signs of target engagement and a PD response were detected using biomarkers of IL-17 and IL-21 at the intended clinical dose. OV888 (GV101) is ready to be dosed in a Phase 2 study in patients with CCM, but we have paused initiation to evaluate emerging data from competitor and academic studies in CCM.

Collectively, these development programs are expected to generate a range of value-creating milestones for investors in the near- and mid-term.
R&D strategy: Differentiated MoAs to precisely target the causes of neural hyperexcitability
Our R&D strategy is dedicated to designing medicines that can ameliorate excessive neuronal excitation and return neurons to a state of homeostasis, or electrophysiological “balance.” Many factors can contribute to neuronal hyperexcitability including those that are intrinsic or extrinsic to the cell. Extrinsic factors can include an imbalance or dysfunction of neurotransmitters, traumas, and infections. Other factors are intrinsic to the neuron (e.g., genetic conditions or the disruption of neuronal metabolism). Whatever its origin, electrophysiological imbalance and resultant neuronal hyperexcitability manifests in a range of debilitating symptoms, including seizures and psychiatric symptoms such as psychosis, pain, behavioral, mood disorders and more. Such symptoms are prevalent and debilitating across a range of diagnoses, including: epilepsies, neurodegenerative diseases and neurodevelopmental disorders. Therefore, drugging targets that lead to excessive neural excitation may have widespread therapeutic utility.
While some drug development companies focus exclusively on a single biological target or MoA, we believe that multiple MoAs will be necessary to effectively treat the heterogeneous causes of hyperexcitability. Accordingly, our pipeline seeks to curate and develop a unique set of molecules that can be effective as monotherapies and within the context of polypharmacy regimens. We believe this approach will create a differentiated and leading epilepsy and psychosis franchise.
Core tenets of our approach include a focus on:
•Small molecule compounds. Ovid’s pipeline consists of small molecule programs that can potentially be delivered orally, by subcutaneous or intramuscular injection, or intravenously. The compounds we seek to develop are mechanistically designed to activate or modulate specific biological targets. We plan to take advantage of the versatility small molecules have to offer in terms of manufacturing, chemistry and dosing, with the ultimate goal of delivering medicines that can be easily taken by patients for chronic conditions.
•Target validation and indication selection. Our therapeutic development programs focus on precise MoAs for biological targets that are confirmed to be relevant in excessive neural excitation with established relevance to hyperexcitability through in vitro and in vivo animal models. Prior to advancing our drug candidates from nonclinical evaluation into clinical trials, we apply a systematic approach to de-risk molecules using emerging tools, phenotypic screens and animal disease biology models. Additionally, we prioritize targets that are either uniquely (1) expressed in the CNS, such as KCC2 co-transporters, or are (2) over-expressed in a pathological state, such as GABA-AT and ROCK2.
•Prioritization of the total drug profile. We strive to develop drug candidates that deliver therapeutic efficacy while maintaining safe and well-tolerated side effect profiles. Our preclinical and toxicology work seeks to screen for and respectively avert drug or dose dependent effects, such as sedation or drug-drug interactions, that could impact patient tolerability.
Business development strategy: Pipeline built through disciplined business development and enhanced through academic collaborations
Ovid has primarily built our pipeline through strategic business development. We identify molecules with untapped potential value and seek to in-license or enter into collaborative agreements to secure such assets and advance clinical development. This strategy directs our efforts where we excel in creating value, shaping translational and clinical stage development.
An integral part of our process is establishing collaborations with academic research centers to support translational expertise for our programs, including the Stephen Moss Lab of Neuropharmacology at Tufts University.
The multiple programs in our diversified pipeline provide optionality to pursue out-bound business development to expand our opportunities. As the pipeline progresses, we may endeavor to partner the development of our compounds in non-core indications or extend regional market rights outside the United States. We believe that we are well-positioned to execute on our business development strategy due to the extensive experience and networks of our management team. Collectively, our senior management has transacted hundreds of in-licensing deals and collaborations.
We continue to enhance and expand our pipeline via two complementary efforts: (1) internal R&D efforts in collaboration with external leaders in the field and academic collaborators; and (2) business development activities to partner with collaborators that have promising programs or assets in our chosen therapeutic areas.
Clinical Development Approach
We take a scientifically driven and evidence-based approach to translation and clinical development of our programs. We are building our portfolio based on the existence of known biological rationales that are associated with targets, and which can be evaluated using validated biomarkers and clear endpoints that are meaningful to patients, clinicians and regulators. Our early clinical development efforts focus on time and cost-efficient trials that address key questions critical to de-risking future development.
Our approach is driven by the following scientific principles:
•Clinically translatable preclinical models inform indication selection. Recent advances in genetics and artificial intelligence enable us to employ predictive in vitro and in vivo models of specific brain diseases and symptoms. We believe these predictive disease biology models will allow us to evaluate and observe a drug candidate’s potential phenotypic and therapeutic activity prior to initiation of human trials.
•Sentinel indications. Our drug development approach generally pursues rare, resistant conditions as initial “sentinel” indications. Pursuing rare, resistant conditions can enable us to demonstrate rapid proof-of-concept (“POC”) for our compounds while potentially exploring efficient regulatory pathways and incentives. Case studies of the life-cycle management for prior ASMs suggest that demonstration of refractory seizure reduction is often indicative of therapeutic effect in more common and tractable seizure types. Similarly, many ASMs were later proven to have clinical efficacy in other neurological conditions.
•Biomarker strategies for early PD and clinical insight. Whenever possible we integrate biomarker strategies beginning early in translational and clinical development to help identify whether our programs are achieving target engagement and having a PD effect on clinical parameters that are relevant to disease processes and manifestations. Such biomarkers can help identify whether we are achieving biologically active doses to inform patient studies. Using such biomarkers may provide early POC in clinical development and, in turn, guide capital allocation toward projects with a higher probability of later stage success.
•Meaningful endpoints and scales. We focus on clear, observable endpoints that are meaningful to patients, caregivers, clinicians and regulators. Our clinical development experts have extensive experience identifying and using validated scales and designing scales to measure symptoms that are common among seizure- and psychiatric disorders, such as cognitive declines, movement deficiencies, hallucinations and behavioral manifestations. These skills support our ability to develop medicines that may provide clinical benefit across multiple aspects of patient health.
•Motivated and accessible patient populations. We seek to develop medicines for disorders with motivated and accessible patient populations. Patients and caregivers affected by intractable brain disorders have increasing access to diagnostics and genetic testing. Additionally, many are social media users, through which they learn new insights about their conditions and share relevant information and experiences. We conduct patient disease community outreach and activities to inform our clinical design, educate patients about trial opportunities and support efficient study enrollment.
Fit-for-purpose infrastructure
We have built a highly specialized, efficient, and focused infrastructure that supports our chosen area of neurotherapeutics development. This infrastructure spans the critical domains of R&D and market access strategy. The scale and design of the organization reflects the needs of our pipeline programs and our status as a publicly-traded company.
We have recruited a team of 23 professionals, many with deep subject matter expertise in seizures and neurological conditions. This includes physicians, academic scientists, and commercial and biopharmaceutical industry leaders. We have two individuals with M.D. degrees and seven professionals with Ph.D. degrees specializing in the sciences. Our operational leaders have extensive experience developing, formulating, manufacturing, regulatory controls and implementing market access strategies for leading neurological medicines. In total, our team’s collective professional experience has resulted in the successful development or commercial launch of more than 25 medicines, including many CNS products. Over time, we have built upon our core strength in the clinical development of medicines for anti-seizure and genetic neurodevelopmental conditions and expanded into adjacent therapeutic areas of drug development in the CNS where strong mechanistic evidence exists.
Financial strategy
We are focused on delivering long-term value for stockholders. Our financial strategy applies our capital in a focused manner to advance a differentiated pipeline of neurotherapeutics, which we believe will generate multiple value-creating data-driven milestones and ultimately commercial sales.
Management believes that we currently have sufficient cash on hand to fund our operations into the second half of 2026. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for more information.

Ovid pipeline
Our efforts have already brought drug candidates from POC into late-stage patient clinical trials. Today, we are one of the few companies that has researched and developed three distinct MoAs to target seizures and we believe we are the only company that has a portfolio of direct activators of KCC2. We believe this pipeline of potential first-in-class or best-in-class mechanisms differentiates us and provides the foundation for a productive franchise of potential small molecule neurotherapeutics for epilepsies, psychoses and other mood disorders.
The following table (Figure 1) sets forth our drug candidate programs and their development status, their respective MoAs, and anticipated near-term milestones. In the event we are unable to raise capital or enter into partnerships or co-development opportunities as and when needed, we will be required to delay, reduce the scope of or eliminate research and development programs.
Figure 1. Ovid Therapeutics Pipeline
NOTE: Ovid has a Phase 2-ready ROCK2 inhibitor, OV888 (GV101), in collaboration with Graviton Bioscience. This program was cleared by regulators toinitiate Phase 2 but is currently paused while Ovid monitors the outcome of regulatory interactions by competitors.
OV329 - A next-generation GABA-AT inhibitor
OV329 is a clinical-stage, next-generation GABA-AT inhibitor that we are developing for the treatment of adult and pediatric drug-resistant epilepsies. OV329 represents a potential best-in-class GABA-AT inhibitor and was designed to supplant vigabatrin (“VGB”), which is an approved therapeutic globally for the treatment of infantile spasms. VGB was a first-generation medicine that demonstrated substantial seizure reduction, however, its clinical and commercial use was limited by lack of a therapeutic window. Specifically, VGB was proven to generate deleterious and irreversible ocular effects in some patients, including retinal degradation and irreversible vision loss that led to significant post-market restrictions and monitoring.
We believe OV329 to be an improved GABA-AT inhibitor with a different chemical structure, potency, binding, PK and PD profile as compared to VGB. OV329 has been shown to deliver increased potency and efficacy in the target binding site. In preclinical research it was demonstrated to be 100-fold more potent than VGB. We are actively studying an oral pill of OV329 in a Phase 1 trial that has multiple biomarkers to measure clinical effect and target engagement, in addition to evaluating safety, tolerability and PK. We believe that OV329 has the potential to be a therapeutic option for adult and pediatric drug-resistant epilepsies, including several DEEs.
A benefit of our OV329 program is that it acts upon a validated drug target for seizures. Specifically, it works by substantially reducing the activity of GABA-AT, a key enzyme responsible for the degradation of the brain’s major inhibitory neurotransmitter, GABA. OV329 leads to increased concentrations of GABA by inhibiting its metabolism. Given that epilepsy is characterized by excessive neuronal excitation, the increased levels of GABA may suppress this excitatory signaling and thus reduce seizures.
OV329 profile
Based upon preclinical data supporting OV329, we believe it has the potential to provide (in comparison to VGB) greater seizure reduction efficacy and improved tolerability and safety profiles without sedation, and lower dosing in comparison to existing therapeutics.

To support OV329’s anti-convulsant profile, nine animal seizure models have demonstrated its seizure reducing effects (see Figure 2 below). These findings from both chronic and acute seizure models provide additional confidence about the therapeutic potential of OV329 in humans. The PD profile of OV329 is differentiated from VGB. Preclinical research has shown that OV329 induces phasic (synaptic) and tonic (extra-synaptic) inhibition of GABA-AT. This produced more GABA in the synapse and environmental milieu, potentially contributing to more durable inhibitory effects.
Figure 2. Nine preclinical animal models reaffirm OV329 seizure reduction activity, including resistant seizure models
OV329 safety profile
To date, OV329 has exhibited acceptable tolerability in humans in our Phase 1 study. There have been no drug-associated serious adverse events reported and minor and transient adverse events, such as headache. Additionally, to characterize OV329’s potential safety profile relative to VGB, our preclinical efforts sought to extensively study safety and tolerability, including any potential ocular changes. We are cleared to study OV329 in humans with daily dosing for 28 days. Toxicology that enables our Phase 2 program is expected to be completed by third quarter 2025.
We have demonstrated that the tissue clearance of OV329 is rapid, which when coupled with its potency and irreversible binding, leads us to believe that the accumulation in the back of the eye does not occur as it does with VGB, which has a longer half-life.
In 2024, we presented results at the American Epilepsy Society meeting of a head-to-head animal study evaluating whether OV329 could be found to accumulate in mouse retinas and brains, as has been previously shown to occur with VGB. The preferential accumulation of VGB in the eye is thought to be a contributing factor in VGB’s ocular toxicity. The findings (summarized in Figure 3 below), found that OV329 cleared and remained undetectable in the retinas, eyes, and brains of mice after 48 hours of continuous exposure via a sub-cutaneous osmotic pump, suggesting a lack of accumulation. In contrast, ocular accumulation of VGB was confirmed within this period. These results replicate previously published findings that indicate VGB preferentially and rapidly accumulates within mouse tissue and plasma, including retina, visual cortex, and brain at sub-therapeutic doses (70 mg/kg). In contrast, a therapeutic dose of OV329 in animals (5 mg/kg) did not show signs of ocular accumulation in the same study design.

Figure 3. OV329 clears brain and eye tissue rapidly and does not accumulate like VGB
1Tsai, J., et al. (2024). Evaluation of the Potential Accumulation of OV329 in the Brain, Retina, and Eye Following Continuous Infusion. Poster
presented at the 2024 Epilepsy Pipeline Conference
These results complement previously presented studies which showed that therapeutic doses of OV329 (3 mg/kg) did not result in retinal tissue pathology at 45 days in Sprague-Dawley rats, an animal model that investigates structural and functional ocular toxicity (see Figure 4). In contrast, VGB did show retinal cell degradation at the therapeutic dose in animals of 300 mg/kg at 45 days.
We applied a clinically translatable rodent model of albino Sprague-Dawley rats to determine if any ocular changes could be observed associated with the predicted therapeutic doses of OV329 and VGB, as compared to placebo. This rodent model is an accepted proxy by the FDA for the ocular effects seen in humans treated with VGB. Figure 4 (below) demonstrates the results of our research.
After 45 days of dosing with the therapeutic dose of VGB and an expected therapeutic dose of OV329 (3 mg/kg), the model showed no ocular effect in animals taking OV329, whereas disruption in retinal cells was seen in animals taking the therapeutic dose of VGB (300 mg/kg). In this short-term model, OV329’s ocular profile appears similar to placebo, and no disruption to the retina was seen at the anticipated therapeutic dose. These models must be confirmed in human studies, though they lead us to believe that OV329 may offer significant seizure reduction benefit with a therapeutic window not provided by VGB.

Figure 4. No ocular changes seen in rodents treated with expected therapeutic dose of OV329 (3 mg/kg)
Human studies and biomarker strategy
Our Phase 1 trial of OV329 is currently ongoing with CMAX Clinical Research in Adelaide, Australia, with topline data expected in the third quarter of 2025. The trial is being conducted in two parts, including: a single-ascending dose and a multiple-ascending dose portion. Endpoints will evaluate the PK profile, safety, tolerability and target engagement associated with escalating doses of OV329 in healthy volunteers. Two surrogate biomarkers are being applied in the study, including: (1) transcranial magnetic stimulation (“TMS”), which is being measured as a corollary for clinical biological effect and (2) magnetic resonance spectrometry (“MRS”), which will be used to measure target engagement. Initial biomarker data from the most recently completed multiple-ascending dose cohort suggests encouraging directional signs of target engagement and clinical effects as measured by the above stated biomarkers. These findings indicate signs of increased GABAergic activity consistent with the intended mechanism of action by inhibiting GABA-aminotransferase. Previous studies have reported that MRS measurement of GABA concentration levels increase following treatment with GABA-AT inhibitors, which has been shown to correlate with seizure reduction efficacy in existing GABA-AT inhibitor programs. These metrics coupled with safety, data and pharmacokinetic data may inform mid- to late-stage development of the program.
Upon results from the Phase 1 program, we anticipate OV329 could be further studied for the potential treatment of drug-resistant epilepsies, including adult epilepsies and DEEs.
OV350 and KCC2 direct activator portfolio
In late 2021, we in-licensed a portfolio of more than 100 molecules from AstraZeneca AB (“AstraZeneca”), which are direct activators of the KCC2. Since that time, we have extensively characterized the library for bioavailability, formulation amenability and therapeutic potential. As a result, we now have four unique programs that we intend to successively progress into human clinical studies. These include OV350, OV4071 and OV4041 and another undisclosed program. Based upon our phenotype screens, disease model studies, and published evidence, we believe this portfolio offers broad therapeutic potential in a range of potential brain conditions and symptoms including psychosis, other behavior and mood disorders, and seizures. This may include neurodegenerative and neurodevelopmental diseases that exhibit the above mentioned symptoms. Given the broad therapeutic relevance of KCC2 in many brain disorders, it is our desire to unlock the full value of KCC2 for shareholders and patients. We will explore doing so through our own development efforts and via potential development partners.

KCC2: A fundamental target in the CNS
KCC2 is a fundamental biological target expressed exclusively in the CNS and is central to maintaining synaptic inhibition. Hundreds of publications link KCC2 dysregulation directly or indirectly to various medical conditions and symptoms associated with excessive neural excitation. KCC2 is an ion co-transporter that regulates chloride extrusion in neurons. A functioning chloride gradient is essential to GABA being inhibitory in neural synapses. By directly activating KCC2, our development programs seek to restore GABAergic inhibition and bring hyper-excited neurons into homeostasis.
We believe that our KCC2 portfolio represents the only small molecule library within the broad biopharmaceutical industry that directly activates this unique ion co-transporter. Other companies have tried to activate KCC2. To our knowledge none, apart from us, have been successful, though some companies may potentiate the co-transporter, which will likely have different clinical effects.
KCC2 direct activator library
Our KCC2 direct activator portfolio includes four programs in active characterization and development, which we believe are suitable for pharmaceutical development. We have characterized and translated multiple candidates from the KCC2 portfolio for development in epilepsy as well as other possible neurological conditions associated with psychiatric, neurodegeneration and neurodevelopmental disorders. Phenotypic screens and confirmatory animal disease models suggest that our programs, including: OV350, OV4071 and OV4041, have potential therapeutic properties associated with anti-psychosis, anxiolytic and anticonvulsant response. We have also determined that the unique molecules in the library are amenable to a range of formulations, including intravenous, oral and intramuscular injections.
For the next three to four years, we anticipate filing regulatory submissions for human trials annually for successive programs emerging from our KCC2 portfolio. As noted above, these programs represent opportunities for in-house development or co-development and out-licensing. The library of early-stage small molecules that target the KCC2 transporter, including OV350, are included in a pending composition-of-matter application that was filed globally and, if issued, will expire in 2041 excluding any potential regulatory extensions.
OV350, OV4071 and OV4041
In the first quarter of 2025, OV350 IV initiated first-in-human studies, which will assess class safety, tolerability and exploratory biomarkers for clinical change via quantitative EEG. We expect to announce topline results in the fourth quarter of 2025. It is our intent to develop OV350 as well as OV4071 and OV4041, oral programs that behave similarly in phenotypical screens, for the treatment of psychosis in people with NSD and LBD. As noted above, these conditions have deep unmet patient need and are underserved by the current standard of care. Furthermore, in vivo proof-of-concept studies have established that restoring KCC2 activity reduced psychotic behaviors in animals (see Figure 5 below). Preclinical mechanistic studies have also demonstrated that OV350, OV4071 and OV4041 were well-tolerated and did not induce sedation.

Figure 5. OV350 demonstrates antipsychotic effects in schizophrenia model
OV888 (GV101) – A highly selective ROCK2 inhibitor
In May 2023, we invested in and entered a collaboration with Graviton Bioscience Corporation (“Graviton”) to develop a portfolio of highly selective inhibitors of ROCK2 for the treatment of rare neurological conditions. The collaboration includes the development of lead program OV888 (GV101), which is a small molecule ROCK2 inhibitor in clinical stage studies.
For additional information, see the description of the Graviton collaboration agreement below under the heading “License and Collaboration Agreements – 2023 In-licensing and Collaboration Agreement with Graviton Bioscience Corporation.”
OV888 (GV101) is a potent blood-brain-barrier (“BBB”) penetrant inhibitor that is highly selective for ROCK2. ROCK2 is expressed abundantly in skeletal muscles and in the brain and is believed to primarily function to regulate intracellular cytoskeletal organization. We believe that the ROCK2 signaling pathway may be hyperactive in multiple neurological diseases, including disorders involving vascular structures and nerve myelination diseases that can result in seizures, spasms and a variety of other symptoms. Despite this link, there has been limited clinical development of ROCK2 inhibitors due to challenges penetrating the BBB and the inherent challenge of avoiding inhibition of rho-associated coiled-coil containing protein kinase 1, which can present unwanted side effects.
The initial indication for OV888 (GV101) is desired to be CCM, for which there is strong mechanistic evidence for inhibiting ROCK2, though this program is currently on pause pending regulatory feedback on another competitive clinical-stage development program for CCM. CCM is one of the most common intracranial vascular malformations in humans, presenting as mulberry-shaped abnormal blood vessels with thin, leaky walls located in the brain and/or spinal cord. It is thought CCM affects approximately 1 in 250 individuals. At diagnosis, the majority of CCM patients present symptomatically with hemorrhage, focal neurologic deficit and/or seizures, which reflect areas of core competency for our development acumen.
As noted above, preclinical and human safety studies evaluating OV888 (GV101) demonstrated that it has a favorable toxicology profile with no serious adverse events reported. We will evaluate next steps and additional studies with OV888 pending review of emerging data from competitor and academic studies in CCM.
License and Collaboration Agreements
In-licensing and Collaboration Agreement with Graviton Bioscience Corporation (2023)
In April 2023, we entered into a Collaboration and License Agreement with Graviton, a privately held early-stage drug development company specializing in therapeutics that inhibit ROCK2. Under the terms of the agreement, we purchased shares of Graviton’s preferred stock for $10.0 million and secured rights to develop their lead program OV888

(GV101) as well as a portfolio of ROCK2 inhibitors in mutually agreed-upon rare CNS indications, excluding amyotrophic lateral sclerosis. The agreement provides us with worldwide rights, excluding China, Hong Kong, Macau and Taiwan.
Graviton is responsible for conducting the development of the products through the end of Phase 2 trials under the oversight of a joint development committee from both companies. We are responsible for development and commercialization costs, post-Phase 2 development and commercialization of subsequent products. The collaboration has no milestone payments and Graviton will be eligible for percentage royalties in the mid- to high-teens based on net sales in territories where the products are marketed. Graviton retains rights to licensed products in all fields of study outside of rare brain disorders. We will evaluate next steps and additional studies with OV888 pending review of emerging data from competitor and academic studies in CCM.
Research Collaboration and Equity Investment in Gensaic (2022)
Under the terms of an equity agreement, we invested a total of $5.1 million in exchange for convertible preferred stock in Gensaic, Inc. (“Gensaic”). Dr. Jeremy Levin, our Chairman and CEO, is a director of Gensaic. We also entered into a collaboration agreement with Gensaic (the “Gensaic Collaboration Agreement”) to potentially develop up to three genetic medicines for neurological indications of interest to us, harnessing Gensaic’s proprietary tissue-selective intracellular delivery platform. Gensaic retains full rights to its platform technology. We will have commercial rights to license and develop any resulting therapies and delivery technologies that emerge from this collaboration subject to agreed-upon terms. We also retained rights to invest in future equity financing rounds.
Royalties Associated with Marinus Out-License Agreement (2022)
In March 2022, we entered into an exclusive patent license agreement with Marinus Pharmaceuticals, Inc. (“Marinus”) (“Marinus License Agreement”). Under the Marinus License Agreement, we granted Marinus an exclusive, non-transferable (except as expressly provided therein), royalty-bearing right and license under certain Ovid patents relating to ganaxolone to develop, make, have made, commercialize, promote, distribute, sell, offer for sale and import licensed products in the territory (which consists of the United States, the European Economic Area, United Kingdom and Switzerland) for the treatment of CDKL5 deficiency disorder. Following the date of regulatory approval by the FDA of the first licensed product in the territory, which was received on March 18, 2022, Marinus issued, at the Company’s option, 123,255 shares of Marinus common stock, par value $0.001 per share. The Marinus License Agreement also provides for payment of royalties from Marinus to us in single digits on net sales of each such licensed product sold. In January 2025, Marinus was acquired by Immedica Pharma, S.A.
Healx License and Option Agreement (2022)
In February 2022, we entered into an exclusive license option agreement (“Healx Agreement”) with Healx, Ltd (“Healx”). Under the terms of the Healx Agreement, Healx has secured a one-year option to investigate gaboxadol (OV101) as part of a potential combination therapy for Fragile X syndrome in a Phase 2A clinical trial, and as a treatment for other indications, for an upfront payment of $0.5 million, and fees to support prosecution and maintenance of our relevant intellectual property rights. In February 2023, we amended the Healx Agreement to extend the option period by three months. At the end of the option period, Healx had the option to secure rights to an exclusive license under our relevant intellectual property rights, in exchange for an additional payment of $2.0 million (“Option Fee”), development and commercial milestone payments, and low to mid-tier double digit royalties. Royalties are payable on a country-by-country and product-by-product basis during the period beginning on the date of the first commercial sale of such product in such country and ending on the later to occur of the expiration of patent rights covering the product in such country and a specified anniversary of such first commercial sale. In June 2023, the Healx Agreement was further amended to (i) grant Healx a development license, (ii) grant a commercial license upon payment of the Option Fee to us, and (iii) restructure the timing of the Option Fee payable to us.
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
Exclusive In-Licensing Agreement with AstraZeneca (2021)
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
Northwestern University License for OV329 (2016)
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
Upon entry into the Northwestern Agreement, we paid an upfront non-creditable one-time license issuance fee of $75,000, and we are required to pay an annual license maintenance fee of $20,000, which will be creditable against any royalties payable to Northwestern following first commercial sale of licensed products under the agreement. We are responsible for all ongoing costs of filing, prosecuting and maintaining the Northwestern Patent Rights, but we also have the right to control such activities using our own patent counsel. In consideration for the rights granted to us under the Northwestern Agreement, we are required to pay to Northwestern up to an aggregate of $5.3 million upon the achievement of certain development and regulatory milestones for the first product covered by the Northwestern Patent Rights, and, upon commercialization of any such products, will be required to pay to Northwestern a tiered royalty on net sales of such products by Ovid, its affiliates or sublicensees, at percentages in the low to mid-single-digits, subject to standard reductions and offsets. Our royalty obligations continue on a product-by-product and country-by-country basis until the later of the expiration of the last-to-expire valid claim in a licensed patent covering the applicable product in such country and ten years following the first commercial sale of such product in such country. If Ovid sublicenses a Northwestern Patent Right, it will be obligated to pay to Northwestern a specified percentage of sublicense revenue received by us, ranging from the high single-digits to the low-teens.
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
License Agreement with H. Lundbeck A/S (2015)
In March 2015, we entered into a license agreement with H. Lundbeck A/S (“Lundbeck”), which we subsequently amended in May 2019, and July 2020 (collectively, the “Lundbeck Agreement”). As part of the Lundbeck Agreement, we obtained from Lundbeck an exclusive (subject to certain reserved non-commercial rights), worldwide license to develop, manufacture and commercialize OV101, also known as gaboxadol.
We subsequently closed our OV101 (gaboxadol) program in Angelman syndrome in early 2021. In February 2022, we entered into Amendment No. 3 to the Lundbeck Agreement (the “Amended Lundbeck Agreement”) to permit our performance under the Healx Agreement. Under the terms of the Amended Lundbeck Agreement, if Healx exercises its option, we will owe Lundbeck an equal share of all milestone and royalty payments received from Healx, if we choose not to exercise the Ovid Opt-In Right. If we choose to exercise the Ovid Opt-In Right to co-develop and co-commercialize the program with Healx, we will owe an equal proportion of the net profit share to Lundbeck.
Sales and Marketing
Given our stage of development, we have not yet established a commercial infrastructure or distribution capabilities. However, we do have internal market access and commercial strategy capabilities that inform our pipeline strategy and execution. As our pipeline assets advances in the clinic, we intend to build focused capabilities to commercialize our programs. In markets for which commercialization may be less capital efficient for us, we may selectively pursue strategic collaborations with third parties in order to maximize the commercial potential of our drug candidates.
Manufacturing and Supply
We currently outsource all manufacturing, and we intend to use our collaborators and contract manufacturers for the foreseeable future. However, certain members of our management have broad experience in manufacturing, which we believe may provide a competitive advantage.

Competition
The field of epilepsy and psychiatric medicines is highly fragmented. There is no one direct competitor, though there are others in the field of epilepsy who market to similar indications as we may explore. Those include: UCB, Jazz Pharmaceuticals plc, Sage Therapeutics, Inc., SK Biopharmaceuticals Inc., Harmony Biosciences, and Xenon Pharmaceuticals, Inc. These are our most direct competitors with respect to OV329. Our OV350 program is intended for the treatment of psychosis in people with NSD and LBD. The only existing medicine indicated for NSD is marketed by Acadia Pharmaceuticals Inc. We are aware of one other company seeking to develop KCC2 potentiators, which is Axonis Therapeutics, Inc. As it relates to OV888 (GV101), we believe Neurelis Inc. is our most direct competitor.
Drug development is highly competitive and subject to rapid and significant technological advancements. Our ability to compete will significantly depend upon our ability to complete necessary clinical trials and regulatory approval processes, and effectively market any drug that we may successfully develop. Our current and potential future competitors include pharmaceutical and biotechnology companies, academic institutions and government agencies. The primary competitive factors that will affect the commercial success of any drug candidate for which we may receive marketing approval include efficacy, safety and tolerability profile, dosing convenience, price, coverage and reimbursement. Many of our existing or potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of drug candidates, as well as in obtaining regulatory approvals of those drug candidates in the United States and in other countries.
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
While we seek broad coverage under our existing patent applications, there is always a risk that an alteration to the product or process may provide sufficient basis for a competitor to avoid infringement claims. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued and courts can reinterpret patent scope after issuance. Moreover, many jurisdictions, including the United States, permit third parties to challenge issued patents in administrative proceedings, which may result in further narrowing or even cancellation of patent claims. We cannot provide assurance that any patents will be issued from our pending or any future applications or that any potentially issued patents will adequately protect our intellectual property.
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
OV329 was in-licensed from Northwestern. OV329’s composition of matter patent expires in 2036, excluding regulatory extensions. We have also filed, and own, multiple patent families involving the synthesis of OV329 and methods of treatment with OV329.
OV888 (GV101) was licensed from Graviton. The composition of matter patent for OV888 (GV101) expires in 2038 excluding any potential regulatory extensions. Graviton has also filed patents on methods of use with OV888 (GV101).

A library of early-stage small molecules that target the KCC2 transporter, including OV350 was in-licensed from AstraZeneca. The molecules are included in a pending composition-of-matter application that was filed globally and, if issued, will expire in 2041, excluding any potential regulatory extensions. We have also filed, and own, multiple patent families directed to methods of treatment with KCC2 molecules, including OV350.
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
Furthermore, we rely upon trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality agreements with our employees and consultants and any potential commercial partners and collaborators, as well as invention assignment agreements with our employees. We also have or intend to implement confidentiality agreements or invention assignment agreements with our selected consultants and any potential commercial partners. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. These agreements may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our commercial partners, collaborators, employees and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.
Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, or our drugs or processes, obtain licenses or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future drugs may have an adverse impact on us. Since patent applications in the United States and certain other jurisdictions are maintained in secrecy for 18 months or potentially longer, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of inventions covered by pending patent applications. Moreover, we may have to participate in Interference, Derivation, Reexam, Post-Grant Review, Inter Partes Review or Opposition proceedings brought by third parties or declared by the USPTO.
Government Regulation
The FDA and regulatory authorities in state and local jurisdictions and in other countries impose substantial and burdensome requirements upon companies involved in the clinical development, manufacture, marketing and distribution of drugs such as those we are developing. These agencies and other federal, state and local entities regulate, among other things, the research and development, testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion, distribution, post-approval monitoring and reporting, sampling and export and import of drugs and drug candidates.
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
Preclinical Studies
Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess potential safety and efficacy. An IND sponsor must submit the results of the preclinical studies, together with manufacturing information, analytical data and any available clinical data or literature, among other things, to the FDA as part of an IND. Some preclinical testing may continue even after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.
Clinical Trials
Clinical trials involve the administration of the investigational new drug to human patients under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research patients provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health (“NIH”) for public dissemination on their website www.clinicaltrials.gov.
Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:
•Phase 1 clinical trial: The drug is initially introduced into healthy human volunteers or patients with the targeted disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness.

•Phase 2 clinical trial: The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases or conditions and to determine dosage tolerance and optimal dosage.
•Phase 3 clinical trial: The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product and to provide adequate information for the labeling of the product.
Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA, and more frequently if serious adverse events are observed. Each of Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.
Marketing Approval
Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA or BLA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA or BLA is subject to a substantial application user fee. Under the Prescription Drug User Fee Act (“PDUFA”) guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to the FDA because the FDA has approximately two months to make a “filing” decision.
The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accepting an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity.
In addition, under the Pediatric Research Equity Act of 2003 (“PREA”), as amended and reauthorized, certain research must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements.
The FDA also may require submission of a risk evaluation and mitigation strategy (“REMS”) plan to ensure that the benefits of the drug outweigh its risks. A REMS plan could include medication guides, physician communication plans, assessment plans, or elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools.
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
Even if the FDA approves a product, it may limit the approved indications for use of the product, require that particular contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.
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
If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full NDA or BLA, or an abbreviated NDA (“ANDA”) or biosimilar application, to market a drug or biologic with the same active moiety for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the application user fee. A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.
Post-Approval Requirements
Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. There also are continuing annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data.
The FDA may impose a number of post-approval requirements as a condition of approval of a marketing authorization. For example, the FDA may require post-marketing testing, including Phase 4 clinical trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.
In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies and are subject to periodic unannounced inspections by the FDA and state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP requirements and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance.
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
Coverage and Reimbursement
Sales of our drug candidates, if approved, will depend, in part, on the extent to which such products will be covered by third-party payors, such as government health care programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly limiting coverage or reducing reimbursements for medical products and services. In addition, the U.S. government, state legislatures, and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Third-party payors decide which therapies they will pay for and establish reimbursement levels. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. Further, no uniform policy for coverage and reimbursement exists in the United States. Therefore, decisions regarding the extent of coverage and amount of reimbursement to be provided for any drug candidates that we develop will be made on a payor-by-payor basis. Each payor determines whether or not it will provide coverage for a therapy, what amount it will pay the manufacturer for the therapy, and on what tier of its formulary it will be placed. The position on a payor’s list of covered drugs, or formulary, generally determines the copayment that a patient will need to make to obtain the therapy and can strongly influence the adoption of such therapy by patients and physicians. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and financial results. Decreases in third-party reimbursement for our drug candidates or a decision by a third-party payor to not cover our drug candidates could reduce physician usage of our drug candidates, once approved, and have a material adverse effect on our sales, results of operations and financial condition. Coverage policies and third-party payor reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future.
Other Healthcare Laws
Because of our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors, we will also be subject to healthcare regulation and enforcement by the federal government and the state and foreign governments in which we will conduct our business, including clinical research, proposed sales, marketing and educational programs.

The U.S. laws that may affect our ability to operate, among others, include: the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), which created federal criminal statutes that prohibit, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors and knowing and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services, and governs the conduct of “covered entities,” including certain healthcare providers, health plans and healthcare clearinghouses, as well as their respective “business associates,” including their covered subcontractors, that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to certain electronic healthcare transactions and protecting the security and privacy of protected health information; certain state laws governing the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; the federal Anti-Kickback Statute, which prohibits, among other things, individuals or entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs; federal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payors that are false or fraudulent; federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters; the Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the U.S. Department of Health and Human Services (“HHS”) information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members.
In addition, many states have similar laws and regulations, such as anti-kickback and false claims laws that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under Medicare, Medicaid and other state programs. Additionally, to the extent that our product is sold in a foreign country, we may be subject to similar foreign laws.
Failure to comply with these laws, where applicable, can result in the imposition of significant penalties, including civil, criminal, and administrative penalties; damages, disgorgement, monetary fines, exclusion from participation in Medicare, Medicaid and other federal or state healthcare programs, imprisonment, and integrity oversight and reporting obligations.
Healthcare Reform
Current and future legislative proposals to further reform healthcare or reduce healthcare costs may result in lower reimbursement for our products. The cost containment measures that payors and providers are instituting and the effect of any healthcare reform initiative implemented in the future could significantly reduce our revenues from the sale of our products.
For example, implementation of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively the Affordable Care Act (“PPACA”), has substantially changed healthcare financing and delivery by both governmental and private insurers, and significantly impacted the pharmaceutical industry. The PPACA, among other things, established an annual, nondeductible fee for any entity that manufactures or imports certain specified branded prescription drugs and biologic agents, revised the methodology by which rebates owed by manufacturers to the state and federal governments for covered outpatient drugs under the Medicaid Drug Rebate Program are calculated, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, provided incentives to programs that increase the federal government’s comparative effectiveness research and created a licensure framework for follow-on biologic products. Since its enactment there have been executive, judicial and congressional challenges to certain aspects of the PPACA. On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, which among other things, extended enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025. The IRA also eliminated the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the PPACA will be subject to judicial or congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the current administration will impact the PPACA and our business.
In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the Budget Control Act of 2011 was signed into law, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, including the BBA, will remain in effect until 2032 unless additional congressional action is taken.
Further, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several presidential executive orders, congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the IRA, among other things, (i) directs the U.S. Department of Health and Human Services (“HHS”) to negotiate the price of certain high-expenditure, single-source drugs that have been on the market for at least 7 years and biologics that have been on the market for at least 11 years covered under Medicare (the “Medicare Drug Price Negotiation Program”), and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon price of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. Additionally, in the United States and some foreign jurisdictions there have been, and continue to be, several legislative and regulatory changes and proposed reforms of the healthcare system in an effort to contain costs, improve quality, and expand access to care, particularly in light of the recent U.S. presidential and congressional elections. These reform initiatives may, among other things, result in modifications to the aforementioned laws and/or the implementation of new laws affecting the healthcare industry.
Human Capital Management
As of December 31, 2024, we had 23 full-time employees, the majority of whom were primarily engaged in research and development activities, including two individuals with M.D. degrees and seven professionals with Ph.D. degrees specializing in the sciences. Many of these professionals have extensive epilepsy and neurology experience. In total, within our management team, we have colleagues who worked to shape the development or commercialization of a number of important marketed neurology drugs and ASMs, including: Ztalmy, Fintepla, Brineura, Gilenya, Tysabri and Tecfidera.
We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We emphasize a number of measures and objectives in managing our human capital assets, including, among others: employee engagement, development and training, talent acquisition and retention, employee wellness, diversity and inclusion, and compensation, benefits and equity.
We believe that developing a diverse and inclusive culture is central to continuing to attract and retain the top talent necessary to deliver on our growth strategy. As such, we are investing in a work environment in which our employees feel inspired, included and enjoy a strong sense of belonging.
We value our employees’ curiosity to translate scientific discoveries into innovative medicines and their courage and perseverance to overcome obstacles and operate with a sense of purpose and urgency on behalf of patients. Grounded in these guiding principles, we believe we have developed a collaborative and highly engaged environment where our colleagues feel respected and valued, and can contribute to their fullest potential.
We have equity incentive plans that are designed to attract, retain and motivate selected employees, consultants and directors through the granting of equity-based compensation awards and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

In addition, our governance is overseen by an independent and diverse Board of Directors who provide and complement our expertise to oversee the strategy and performance of our company. Among our Board of Directors, four out of five members are independent. Collectively, our Board of Directors provides insight and expertise in areas of importance to the performance and growth of our enterprise, including experience as: senior operators of public companies; financial, transactional and oversight experience at public companies; proven biopharmaceutical experience; research and regulatory acumen in drug development; and corporate governance.
Facilities
We lease the space for our principal executive offices, which are located at 441 Ninth Avenue, 14th Floor, New York, New York. In 2022, we formally instituted hybrid work policies. Our office facilities have received LEED Platinum certification.
Corporate and Other Information
We were incorporated in Delaware in April 2014. Our principal executive offices are located at 441 Ninth Avenue, 14th Floor, New York, New York 10001 and our telephone number is (646) 661-7661. Our corporate website address is www.ovidrx.com. Information contained on or accessible through our website is not a part of this Annual Report on Form 10-K, and the inclusion of our website address in this Annual Report is an inactive textual reference only.
We file electronically with the Securities and Exchange Commission (“SEC”) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make available on our website at www.ovidrx.com under “Investors,” free of charge, copies of these reports as soon as reasonably practicable after filing or furnishing these reports with the SEC.
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
Summary of Select Risks Associated with Our Business
Our business faces significant risks and uncertainties. If any of the following risks are realized, our business, financial condition, results of operations, and future growth prospects could be materially and adversely affected. Some of the more significant risks we face include the following:
•We will require additional capital to finance our operations, which may not be available on acceptable terms, if at all. Failure to obtain this necessary capital when needed will force us to delay, limit or terminate certain of our drug development efforts or other operations.
•We expect to continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.
•Our operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.
•Our business could be adversely affected by economic downturns, changes in inflation and interest rates, changes in trade policy, natural disasters, political crises, geopolitical events, or other macroeconomic conditions, which may in the future negatively impact our business and financial performance.
•Our ability to raise capital may be limited by applicable laws and regulations.
•We may sell additional equity or debt securities or enter into other arrangements to fund our operations, which may result in dilution to our stockholders and impose restrictions or limitations on our business.

•Sales of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to drop significantly.
•     We are early in our drug development efforts of our current drug candidates and all of our drug candidates are in clinical trials or preclinical development. If we are unable to successfully develop, receive regulatory approval for and commercialize our drug candidates, or successfully develop any other drug candidates, or experience significant delays in doing so, our business will be harmed.
•     Our future success is dependent on the successful clinical development, regulatory approval and commercialization of our current and future drug candidates. If we, or our licensees or collaborators, are not able to obtain the required regulatory approvals, we, or our licensees or collaborators, will not be able to commercialize our drug candidates, and our ability to generate revenue will be adversely affected.
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
•We have previously identified material weaknesses in our internal control over financial reporting. In the future, if we are unable to identify or remediate material weaknesses, or if we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
•If we fail to satisfy all applicable requirements of Nasdaq and it determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.
Risks Related to Our Financial Position and Need for Additional Capital
We will require additional capital to finance our operations, which may not be available on acceptable terms, if at all. Failure to obtain this necessary capital when needed will force us to delay, limit or terminate certain of our drug development efforts or other operations.
Our operations have consumed substantial amounts of cash since our inception. As of December 31, 2024, our cash, cash equivalents and marketable securities were $53.1 million and we had an accumulated deficit of $304.3 million. We believe that our existing cash, cash equivalents and marketable securities will fund our current operating plans through at least 12 months from the filing of this Annual Report on Form 10-K. However, our operating plans may change because of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.
We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for, our product candidates and advance our other programs. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Other unanticipated costs may also arise. Because the design and outcome of our ongoing and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop.
We may never generate the necessary data or results required to obtain regulatory approval in order to generate revenue from product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions, inflation expectations, and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from public health crises and geopolitical tensions.
While long-term economic impacts associated with public health crises and geopolitical tensions are difficult to assess or predict, there may be significant disruptions to the global financial markets and general global economic slowdown due to macroeconomic factors. If disruptions and slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our financial condition and our ability to pursue our business strategy. If we are unable to raise additional capital when needed, we will be required to delay, limit, reduce or terminate our drug development or future commercialization efforts, or grant rights to develop and market drug candidates that we would otherwise develop and market ourselves. If we are unable to obtain adequate financing when needed, we will be required to implement additional cost reduction measures, such as further reducing operating expenses, or otherwise be required to delay, reduce the scope of or suspend one or more of our preclinical studies, clinical trials, research and development programs or commercialization efforts, or terminate our operations. For example, OV888 (GV101) has completed a Phase 1 double-blind multiple-ascending dose trial. However, we have paused development of this program as we evaluate the results of clinical trials completed by others in CCM. Additionally, in June 2024, we announced a reduction of our workforce to prioritize our programs and extend our cash runway. We may not achieve the expected benefits of these cost reduction measures and other cost reduction plans on the anticipated timeline, or at all, which could otherwise accelerate our liquidity needs and could force us to further curtail or suspend our operations.
For additional details, see elsewhere in these Risk Factors, including “Our business could be adversely affected by economic downturns, changes in inflation and interest rates, changes in trade policy, natural disasters, political crises, geopolitical events, or other macroeconomic conditions, which may in the future negatively impact our business and financial performance.”

We expect to continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.
We have historically incurred significant operating losses. Our net loss was $26.4 million for the year ended December 31, 2024, and we had an accumulated deficit of $304.3 million as of that date. We expect to incur operating losses in the future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our drug candidates, as well as hiring employees and building our infrastructure.
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
Our business could be adversely affected by economic downturns, changes in inflation and interest rates, changes in trade policy, natural disasters, political crises, geopolitical events, or other macroeconomic conditions, which may in the future negatively impact our business and financial performance.
The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, fluctuations in inflation and interest rates, and uncertainty about economic stability. For example, during 2022 and 2023, the Federal Reserve raised interest rates multiple times in response to concerns about inflation. Higher interest rates, coupled with reduced government spending and volatility in financial markets may increase economic uncertainty and affect consumer spending. Trade policies and geopolitical disputes and conflicts can result in tariffs, sanctions and other measures that restrict international trade, and may adversely affect our costs of doing business, particularly if these measures occur in regions where our suppliers source components or raw materials. Similarly, tensions between China and Taiwan, the ongoing war between Russia and Ukraine and the war involving Israel have created volatility in the global capital markets and are expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Increased inflation may result in increased operating costs (including labor costs) and may affect our operating budgets. In addition, the U.S. Federal Reserve has raised interest rates in response to concerns about inflation.
Additionally, trade policies and geopolitical disputes and other international conflicts can result in tariffs, sanctions and other measures that restrict international trade, and can materially adversely affect our business, particularly if these measures occur in regions where drug products are manufactured or raw materials are sourced. With the new administration in the U.S., additional and higher tariffs and sanctions may be imposed on goods imported from other countries which could increase the cost of goods needed to commercialize our products and continue development of our product candidates. Further, such actions by the U.S. could result in retaliatory action by those countries which could impact our ability to profitably commercialize our products in those jurisdictions. As a result, our business, operations and financial condition could be materially harmed.
Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.
Our ability to raise capital may be limited by applicable laws and regulations.
Using a shelf registration statement on Form S-3 to raise additional capital generally takes less time and is less expensive than other means, such as conducting an offering under a Form S-1 registration statement. However, our ability to raise capital using a shelf registration statement may be limited by, among other things, SEC rules and regulations. Under SEC rules and regulations, if our public float (the market value of our common stock held by non-affiliates) is less than $75.0 million, then the aggregate market value of securities sold by us or on our behalf under our Form S-3 in any 12-month period is limited to an aggregate of one-third of our public float. As our public float is currently less than $75.0 million, we are currently subject to this limitation. If our ability to utilize a Form S-3 registration statement for a primary offering of our securities continues to be limited to one-third of our public float, we may need to conduct such an offering pursuant to an exemption from registration under the Securities Act or under a Form S-1 registration statement, which would increase the cost of raising additional capital relative to utilizing a Form S-3 registration statement.
We may sell additional equity or debt securities or enter into other arrangements to fund our operations, which may result in dilution to our stockholders and impose restrictions or limitations on our business.
Until such time as we can generate substantial revenue from drug sales, if ever, we expect to finance our cash needs through a combination of equity and debt financings, strategic alliances, and license and development agreements in connection with any collaborations. We do not have any committed external source of funds. To the extent that we issue additional equity securities, our stockholders may experience substantial dilution, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. In addition, we may issue equity or debt securities as consideration for obtaining rights to additional compounds.
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
Risks Related to the Development and Commercialization of Our Drug Candidates
We are early in our drug development efforts. If we are unable to successfully develop, receive regulatory approval for and commercialize our drug candidates, or successfully develop any other drug candidates, or experience significant delays in doing so, our business will be harmed.
We are early in our drug development efforts. In order to commercialize any product that achieves regulatory approval, we will need to build a commercial organization or successfully outsource commercialization, all of which will require substantial investment and significant marketing efforts before we have the ability to generate any revenue from drug sales. We do not have any drugs that are approved for commercial sale, and we may never be able to develop or commercialize marketable drugs.
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
•developing, validating and maintaining a commercially viable, sustainable, scalable, reproducible and transferable manufacturing process for our current and future drug candidates that is compliant with cGMP;
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
•avoiding and defending against third-party interference or infringement claims; and
•securing appropriate pricing in the United States, the European Union and other regions.

If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize the drug candidates we develop, which would materially harm our business. If we do not receive marketing approvals for any drug candidate we develop, we may not be able to continue our operations.
Our future success is dependent on the successful clinical development, regulatory approval and commercialization of our current and future drug candidates. If we, or our licensees or collaborators, are not able to obtain the required regulatory approvals, we, or our licensees or collaborators, will not be able to commercialize our drug candidates, and our ability to generate revenue will be adversely affected.
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
Even if we obtain approval from the FDA and comparable foreign regulatory authorities for our current and future drug candidates, any approval might contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval, or any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development of that drug candidate or any other drug candidate that we may in-license, develop or acquire in the future. In certain circumstances, our third-party licensees or collaborators are responsible for obtaining regulatory approvals in the countries covered by the license, and we are dependent on their efforts in order to achieve the necessary approvals in order to commercialize our products. If any future licensees or collaborators fail to perform their obligations to develop and obtain regulatory approvals for the licensed products, we may not be able to commercialize our products in the affected countries, or our ability to do so may be substantially delayed.
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
Success in preclinical testing and early clinical trials does not ensure that subsequent clinical trials will generate similar results or otherwise provide adequate data to demonstrate the efficacy and safety of a drug candidate. Frequently, drug candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. The results from preclinical studies of our current and future drug candidates may not be predictive of the effects of these compounds in later stage clinical trials. For example, we co-developed soticlestat with Takeda Company Limited (“Takeda”) through completion of Phase 2 clinical trials and subsequently sold our rights back to Takeda under a royalty, license and termination agreement (“RLT Agreement”). Although we successfully completed Phase 1b/2a and Phase 2 clinical trials of soticlestat, in June 2024, Takeda reported that soticlestat failed to meet its primary endpoints in two Phase 3 trials evaluating soticlestat for the treatment of Dravet and Lennox-Gastaut syndromes and, in January 2025, Takeda announced discontinuation of the program. If we do not observe favorable results in clinical trials of one of our drug candidates, we may decide to delay or abandon clinical development of that drug candidate. Any such delay or abandonment could harm our business, financial condition, results of operations and prospects.

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
All of our current drug candidates are in early clinical or preclinical development and their risk of failure is high. We must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that each of our drug candidates are safe and effective for its intended indications before we are prepared to submit an NDA or BLA for regulatory approval. We cannot predict with any certainty if or when we might submit an NDA or BLA for any of our product candidates or whether any such application will be approved by the FDA. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous review and regulatory requirements by numerous government authorities in the United States and in other countries where we intend to test and market our product candidates. For instance, the FDA or similar regulatory authorities in other countries may not agree with our proposed endpoints for any future clinical trial of our product candidates, which may delay the commencement of such clinical trial.
We estimate that the successful completion of clinical trials of our product candidates will take at least several years to complete, if not longer or at all. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. Furthermore, failure can occur at any stage and we could encounter problems that cause us to abandon or repeat clinical trials. Events that may prevent successful or timely completion of clinical development include:
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
•changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; or
•business interruptions resulting from global geopolitical tensions, including tensions between China and Taiwan, the ongoing war between Russia and Ukraine and the war involving Israel, and any other war or the perception that hostilities may be imminent, terrorism, natural disasters or public health crises.

Further, clinical endpoints for certain diseases we are targeting, including brain conditions with significant unmet need, have not been established, and accordingly, we may have to develop new modalities or modify existing endpoints to measure efficacy, which may increase the time it takes for us to commence or complete clinical trials. In addition, we believe investigators in this area may be inexperienced in conducting trials in this area due to the current lack of drugs to treat these disorders, which may result in increased time and expense to train investigators and open clinical sites.
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
•have regulatory authorities withdraw, or suspend, their approval of the drug or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy;
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
Further, we, the FDA, IRB or similar foreign regulatory agency may suspend our clinical trials at any time if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, including the FDA’s GCP regulations, that we are exposing participants to unacceptable health risks, or if the FDA finds deficiencies in our IND applications or the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our drug candidates could be negatively impacted, and our ability to generate revenues from our drug candidates may be delayed.
If we are not successful in discovering, developing and commercializing additional drug candidates, our ability to expand our business and achieve our strategic objectives would be impaired.
A key element of our current strategy is to discover, develop and potentially commercialize a portfolio of drug candidates to treat brain conditions with significant unmet need. However, our business development activities and research activities may present attractive opportunities outside of our current areas of focus and we may choose to pursue drug candidates in other areas of interest including other disorders that we believe would be in the best interest of the Company and our stockholders. We plan to continuously review our strategies and modify as necessary based on attractive areas of interest and assets that we choose to pursue. We intend to develop our portfolio of drug candidates by in-licensing and entering into collaborations with biopharmaceutical companies or academic institutions for new drug candidates. Identifying new drug candidates requires substantial technical, financial and human resources, whether or not any drug candidates are ultimately identified. Even if we identify drug candidates that initially show promise, we may fail to in-

license or acquire these assets and may also fail to successfully develop and commercialize such drug candidates for many reasons, including the following:
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
We focus our research and drug development on treatments for brain conditions with significant unmet need. This specifically includes medicines to treat symptoms of excess neural excitation such as seizures and psychoses that manifest in specific epilepsies, psychiatric, neurodegenerative and neurodevelopmental conditions. We are developing medicines for rare and broader conditions. Identifying and qualifying patients to participate in our clinical trials is critical to our success. The number of patients suffering from the disorders that we are targeting is small and has not been established with precision. If the actual number of patients with these disorders is smaller than we anticipate, we may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development and approval of our drug candidates. Even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data, the number and nature of competing treatments and ongoing clinical trials of competing therapies for the same indication, the proximity of patients to clinical sites and the eligibility criteria for the trial, any such enrollment issues could cause delays or prevent development and approval of our drug candidates. Because we are focused on addressing rare neurological disorders, there are limited patient pools from which to draw in order to complete our clinical trials in a timely and cost-effective manner. Furthermore, our efforts to build relationships with patient communities may not succeed, which could result in delays in patient enrollment in our clinical trials. In addition, any negative results we may report in clinical trials of our drug candidate may make it difficult or impossible to recruit and retain patients in other clinical trials of that same drug candidate. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our drug candidates, or could render further development impossible.
Our drug candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial potential or result in significant negative consequences following any potential marketing approval.
During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries and discomforts, to their doctor. Often, it is not possible to determine whether or not the drug candidate being studied caused these conditions. Regulatory authorities may draw different conclusions or require additional testing to confirm these determinations, if they occur. In addition, it is possible that illnesses, injuries, discomforts or other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials will be reported by subjects as we test our drug candidates in larger, longer and more extensive clinical programs, or, as use of these drug candidates becomes more widespread if they receive regulatory approval. Many times, side effects are only detectable after investigational drugs are tested in large-scale, Phase 3 trials or, in some cases, after they are made available to patients on a commercial scale after approval. If clinical experience indicates that any of our drug candidates causes adverse events or serious or life-threatening adverse events, the development of that drug candidate may fail or be delayed, or, if the drug candidate has received regulatory approval, such approval may be revoked, which would harm our business, prospects, operating results and financial condition.
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
We focus our research and drug development on treatments for brain conditions with significant unmet need. This specifically includes medicines to treat symptoms of excess neural excitation such as seizures and psychoses that manifest in specific epilepsies, psychiatric, neurodegenerative and neurodevelopmental conditions. We are developing medicines for rare and broader conditions. As a result of the disorders that we are targeting for drug development, our eligible patient population and pricing estimates may differ significantly from the actual market addressable by our drug candidates. Our projections of both the number of people who have these disorders, as well as the subset of people with these disorders who have the potential to benefit from treatment with our drug candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these disorders. The number of patients may turn out to be lower than expected. Likewise, the potentially addressable patient population for each of our drug candidates may be limited or may not be amenable to treatment with our drug candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business.
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
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geopolitical tensions including tensions between China and Taiwan, the ongoing war between Russia and Ukraine and the war involving Israel, and any other war or the perception that hostilities may be imminent, terrorism, natural disasters or public health crises.
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
Our business strategy is based on acquiring or in-licensing compounds directed at certain epilepsies, seizure-related disorders, and rare neurological disorders. As a result, we intend to periodically explore a variety of possible additional strategic collaborations in an effort to gain access to additional drug candidates or resources. At the current time, we cannot predict what form such a strategic collaboration might take. We are likely to face significant competition in seeking appropriate strategic collaborators, and strategic collaborations can be complicated and time consuming to negotiate and document. We may not be able to negotiate strategic collaborations on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any additional strategic collaborations because of the numerous risks and uncertainties associated with establishing them, and we cannot predict the success of any collaborations that we enter into. We may enter into strategic collaborations that we subsequently no longer wish to pursue.
If our strategic collaborations do not result in the successful development and commercialization of products, or if one of our collaborators or licensees terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration or license, as appropriate. If we do not receive the potential funding under these agreements, our development of product candidates could be delayed, and we may need additional resources to develop product candidates. For example, in March 2021, we entered into the RLT Agreement, pursuant to which Takeda secured rights to our global share in soticlestat and had sole discretion over the conduct of the development and commercialization of soticlestat. In June 2024, Takeda reported that soticlestat failed to meet its primary endpoints in two Phase 3 trials evaluating soticlestat for the treatment of Dravet and Lennox-Gastaut syndromes and, in January 2025, Takeda announced discontinuation of the program. In addition, if one of our collaborators or licensees terminates its agreement with us, we may find it more difficult to find a suitable replacement collaborator or licensee or attract new collaborators or licensees, and our development programs may be delayed or the perception of us in the business and financial communities could be adversely affected.
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
Healthcare providers and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors may subject us to various federal and state fraud and abuse laws and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal false claims laws and the law commonly referred to as the Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our clinical research, proposed sales, marketing and educational programs. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct or may conduct our business. The laws that will affect our operations include, but are not limited to:
•the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, in return for the purchase, recommendation, leasing or furnishing of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers and formulary managers on the other. The Patient Protection and Affordable Care Act, as amended by the PPACA, amended the intent requirement of the federal Anti-Kickback Statute. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation;
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
•HIPAA, which created additional federal criminal statutes that prohibit a person from knowingly and willfully executing a scheme or making false or fraudulent statements to defraud any healthcare benefit program, regardless of the payor (e.g., public or private);
•HIPAA, as amended by HITECH, and their implementing regulations, and as amended again by the final HIPAA omnibus rule, Modifications to the HIPAA Privacy, Security, Enforcement, and Breach Notification Rules Under HITECH and the Genetic Information Nondiscrimination Act, published in January 2013, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers, known as covered entities, and their respective business associates, individuals or entities that perform certain services on behalf of a covered entity that involves the use or disclosure of individually identifiable health information and their subcontractors that use, disclose or otherwise process individually identifiable health information;
•Physician Payments Sunshine Act, which is part of the PPACA, requires that certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, information related to: (i) payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals; and (ii) ownership and investment interests held by physicians and their immediate family members;
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
Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the PPACA was passed, which substantially changed the way healthcare is financed by both the government and private insurers and significantly impacts the U.S. pharmaceutical industry.
There have been amendments to and executive, judicial, congressional and executive branch challenges to certain aspects of the PPACA. For example, on August 16, 2022, IRA was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and by creating a new manufacturer discount program. It is possible that the PPACA will be subject to judicial or congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the current administration will impact the PPACA and our business.
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
Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several presidential executive orders, congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the IRA, among other things, (i) directs the U.S. Department of Health and Human Services “HHS” to negotiate the price of certain high-expenditure, single-source drugs that have been on the market for at least seven years and biologics for at least 11 years covered under Medicare (the “Medicare Drug Price Negotiation Program”), and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon price of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.
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
These and other healthcare reform measures may be adopted in the future, particularly in light of the recent U.S. presidential and congressional elections, and may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. The current presidential administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions may include, for example, directives to reduce agency workforce, rescinding a previous executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending and eliminating the previous executive order that directed HHS to establishing an artificial intelligence task force and developing a strategic plan, and directing certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs.
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
Our commercial success depends, in part, upon our ability and the ability of our current or future collaborators to develop, manufacture, market and sell our current and any future drug candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and any future drug candidates and technology, including interference proceedings, post grant review and inter partes review before the USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could have a negative impact on our ability to commercialize our current and any future drug candidates. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. If we are found to infringe a third party’s valid and enforceable intellectual property rights, we could be required to obtain a license from such third party to continue developing, manufacturing and marketing our drug candidate(s) and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing and commercializing the infringing technology or drug candidate. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement could prevent us from manufacturing and commercializing our current or any future drug candidates or force us to cease some or all of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business, financial condition, results of operations and prospects. See the section herein titled “Item 3. Legal Proceedings” for additional information.
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
We and our CROs will be required to comply with GLPs and GCPs, which are regulations and guidelines enforced by the FDA and are also required by the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities in the form of International Council for Harmonization guidelines for any of our drug candidates that are in preclinical and clinical development. The regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. Although we will rely on CROs to conduct GCP-compliant clinical trials, we remain responsible for ensuring that each of our GLP preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations, and our reliance on the CROs does not relieve us of our regulatory responsibilities. If we or our CROs fail to comply with GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of subjects, we may be required to repeat clinical trials, which would delay the regulatory approval process.
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
In connection with our future growth plans, we may need to hire additional employees. We may have difficulties in connection with identifying, hiring, integrating and retaining new personnel. Future growth would impose significant additional responsibilities on management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day operations and devote a substantial amount of time to managing these growth activities, which could be a particular challenge as a result of the workforce reduction completed in June 2024. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational inefficiencies, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future drug candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance, our ability to commercialize drug candidates, develop a scalable infrastructure and compete effectively will depend, in part, on our ability to effectively manage any future growth.
Many of the other pharmaceutical and healthcare companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer operating history in the industry than us. They also may provide more diverse opportunities and better chances for career advancement. Some of these opportunities may be more appealing to high-quality candidates and consultants than what we have to offer. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can discover and develop our products and product candidates will be harmed, which could negatively impact our financial condition, results of operations and cash flows.
Our employees, principal investigators, consultants and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.
We are exposed to the risk that our employees, consultants, distributors, principal investigators, collaborators and commercial partners may engage in fraudulent or illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or disclosure of unauthorized activities to us that violates the regulations of the FDA and non-U.S. regulators, including those laws requiring the reporting of true, complete and accurate information to such regulators, manufacturing standards, healthcare fraud and abuse laws and regulations in the United States and abroad or laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and business arrangements in the healthcare industry, including the sale of pharmaceuticals, are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. It is not always possible to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Further, because of our hybrid-work policies, information that is normally protected, including confidential company information, may be less secure. If actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of significant fines or other sanctions, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings and curtailment of operations, any of which could adversely affect our ability to operate our business and our results of operations. Whether or not we are successful in defending against such actions or investigations, we could incur substantial costs, including legal fees, and divert the attention of management in defending ourselves against any of these claims or investigations.
If our information technology systems or data, or those of the third parties upon with whom we work, are or were compromised, we could experience adverse impacts resulting from such compromise, including, but not limited to, regulatory investigations or actions, litigation, fines and penalties, interruptions to our operations such as our clinical trials, claims that we breached our data protection obligations, harm to our reputation, and a loss of future customers or sales and other adverse consequences.
We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, store, process and transmit large amounts of sensitive data, and, as a result, we and the third parties with whom we work face a variety of continuously evolving threats that have caused and could cause future security incidents. In addition, many of those third parties in turn subcontract or outsource some of their responsibilities to other third parties. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the accessibility and distributed nature of our information technology systems, and the sensitive data stored on those systems, make such systems vulnerable to unintentional or malicious, internal and external attacks on our technology environment. We have also outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, and as a result, certain third parties with whom we work have access to our computer networks and/or our sensitive data. In addition, many of those third parties in turn subcontract or outsource some of their responsibilities to other third parties. Our ability to monitor the third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. When the third parties with whom we work experience a security incident or other interruption, which has occurred in the past, we could experience adverse consequences. For example, in the third quarter of 2024, we were notified of a business email compromise impacting a development collaborator, which resulted in our payment being misdirected to a fraudulent account. The funds were fully recovered in January 2025. In the absence of recovery of funds or other remuneration, we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised. Increasing global tensions, including tensions between China and Taiwan, the ongoing war between Russia and Ukraine and the war involving Israel, among others, are likely to increase the frequency of cybersecurity attacks.
In addition, hybrid work has increased risks to our information technology systems and data as our employees utilize network connections, computer and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not identified during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely); however we may not detect and remediate all such vulnerabilities on a timely basis. Further, we may and have experienced delays in deploying remedial measures and patches designed to address identified vulnerabilities. For example, we have had situations in which a vulnerability has been identified, but the remediating patch download and installation was delayed due to the user being offline or the computer not being rebooted in a timely manner to finalize the installation. Non-remediated vulnerabilities could be exploited and result in a security incident.
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
It may be difficult and/or costly to detect, investigate, mitigate, contain and remediate a security incident. Our efforts to do so may not be successful. For example, we utilize a phishing reporting feature that allows our IT function to analyze and assess whether suspicious emails are phishing attempts. This system is reliant on artificial intelligence and employee awareness and diligence, both of which may be exploited or not always successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. We have in the past and will in the future expend significant resources or modify our business activities to try to protect against current and constantly evolving security incidents. Additionally, certain data privacy and security obligations will require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data.
Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.
If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, including but not limited to a security incident involving personal information regarding our patients or employees, we may experience adverse consequences, such as disruptions to our business, harm to our reputation, government enforcement actions (for example, investigations, fines, penalties, audits, and inspections), additional reporting requirements, and/or oversight, or we may otherwise be subject to liability under laws, regulations and contractual obligations, including those that protect the privacy and security of personal information. This could result in increased costs to us, and result in significant legal and financial exposure and/or reputational harm. In addition, any failure or perceived failure by us or our vendors or business partners to comply with our privacy, confidentiality or data security-related legal or other obligations to third parties, or any further security incidents or other inappropriate access events that result in the unauthorized access, release or transfer of sensitive data, may result in governmental investigations, enforcement actions, regulatory fines, litigation, or public statements against us by advocacy groups or others, and could cause third parties, including clinical sites, regulators or current and potential partners, to lose trust in us or we could be subject to claims by third parties that we have breached our privacy- or confidentiality-related obligations, which could materially and adversely affect our business and prospects. Moreover, data security incidents and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above.
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
While we are seeking cybersecurity insurance coverage to cover certain aspects of the cyber risks described above, there is no guarantee that we will obtain cybersecurity insurance coverage sufficient to cover the risks described here. Furthermore, any losses suffered by the company may not be adequately covered by insurance or other contractual rights available to us. The successful assertion of one or more large claims against us that exceed or are not covered by our insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could make us unable to acquire such insurance and may have an adverse effect on our business, financial condition, and results of operations.
In addition to experiencing a security incident, third parties may gather, collect or infer sensitive information about us from public sources, data brokers or other means that reveal competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive company information could be leaked, disclosed or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative artificial intelligence technologies.
We and the third parties with whom we work are subject to stringent and evolving privacy and security laws, regulations, contractual obligations, industry standards, policies, and other obligations, and our failure or perceived failure to comply with such obligations could result in regulatory investigations or actions, litigation (including class actions), fines and penalties, disruptions of our business operations, loss of revenue or profits, reputational damage and other adverse business consequences.
In the ordinary course of business, we and the third parties with whom we work collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data, business plans, transactions, clinical trial data and financial information (collectively, sensitive data).
Our data processing activities subject us to laws and regulations covering data privacy and the protection of personal information and other sensitive data. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business. In the United States, there are state security breach notification laws, state health information privacy laws and federal and state consumer protections laws which impose requirements for the collection, use, disclosure and transmission of personal information. Each of these laws is subject to varying interpretations by courts and government agencies. If we fail to comply with applicable laws and regulations, we could be subject to penalties or sanctions, including criminal penalties if we knowingly obtain individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or for aiding and abetting the violation of HIPAA.
Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services if we become subject to these laws. For example, California enacted the California Consumer Privacy Act (“CCPA”) which applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches. Although there are limited exemptions for clinical trial data under the CCPA (and the other similar state privacy laws), the CCPA and other similar laws may impact (possibly significantly) our business activities depending on how it is interpreted, should we become subject to the CCPA and other state comprehensive privacy laws in the future.
Numerous other countries have, or are developing, laws governing the collection, use and transmission of personal information as well. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”), impose strict requirements for processing personal data. The EU GDPR provides for fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater.
In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions have and may continue to adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.
Our employees and personnel use generative artificial intelligence (“AI”) technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.
In addition to data privacy and security laws, we are bound by certain contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We also publish privacy policies, marketing materials, and other statements regarding data privacy and security. Regulators are increasingly scrutinizing these statements, and if these policies, materials, or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.
We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data (including clinical trial data); and orders to destroy or not use personal data.
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
For the years ended December 31, 2024 and 2023, we recorded no U.S. federal or state income tax provision, based on pre-tax losses of $26.4 million and $52.3 million, respectively. As of December 31, 2024, we had available approximately $177.3 million of unused NOL carryforwards for U.S. federal income tax purposes, $197.5 million of unused NOL carryforwards for New York and other state income tax purposes, and $163.8 million of unused NOL carryforwards for New York City income tax purposes, that may be applied against future taxable income. Our NOL carryforwards are significantly limited such that even if we achieve profitability in future periods, we may not be able to utilize most of the NOL carryforwards, which could have a material adverse effect on cash flow and results of operations.
Risks Related to Being a Public Company
We are a “smaller reporting company” and the reduced disclosure requirements applicable to such companies may make our common stock less attractive to investors.
We are currently a “smaller reporting company” as defined in the Securities Exchange Act of 1934, as amended. We will be a smaller reporting company and may take advantage of the scaled-back disclosures available to smaller reporting companies for so long as (i) the market value of our voting and non-voting ordinary shares held by non-affiliates is less than $250.0 million measured on the last business day of our most recently completed second fiscal quarter or (ii) (a) our annual revenue is less than $100.0 million during the most recently completed fiscal year and (b) the market value of our voting and non-voting ordinary shares held by non-affiliates is less than $700.0 million measured on the last business day of our most recently completed second fiscal quarter.
As a smaller reporting company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation. If investors consider our common stock less attractive as a result of our election to use the scaled-back disclosure permitted for smaller reporting companies, there may be a less active trading market for our common shares and our stock price may be more volatile.
We have previously identified material weaknesses in our internal control over financial reporting. If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
During the three and nine month periods ended September 30, 2024, we identified material weaknesses in our internal control over financial reporting, which were subsequently remediated as of December 31, 2024. In the future, if we are unable to identify or remediate material weaknesses, or if we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls over financial reporting and disclosure controls and procedures. We are required, under Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Section 404 also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. As of the last business day of our most recently completed second fiscal quarter, we determined that we qualify as a smaller reporting company and as a non-accelerated filer for the year ended December 31, 2024. We are therefore not required to include an attestation report as of December 31, 2024.
During the year ended December 31, 2024, we were subject to a criminal scheme via a business email compromise at one of our development collaborators which led to a fraudulent transfer of $1.8 million to a third-party impersonating one of our development collaborators. The funds were subsequently fully recovered. As a result of the misdirection of funds, management re-evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. Based on this assessment, management identified material weaknesses related to fund transfers and vendor-related information updates. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that a reasonable possibility exists that a material misstatement of our annual or condensed interim financial statements would not be prevented or detected on a timely basis.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Immediately following the incident, we initiated a reassessment of our processes and controls related to fund transfers and vendor-related information updates and implemented an action plan that remediated this matter, as concluded in Part I, Item 9a of this Annual Report on Form 10-K for the year ended December 31, 2024.
Our compliance with Section 404 in future periods may require that we incur substantial expense and expend significant management efforts. We currently do not have an internal audit group, and rely on experienced consultants to support this function. We may need to hire additional consultants or accounting and financial staff with appropriate public company experience and technical accounting knowledge in order to continually comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. We cannot assure you that there will not be additional material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have any additional material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by The Nasdaq Stock Market LLC, the SEC or other regulatory authorities. Failure to remedy material weaknesses in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
Risks Related to the Ownership of Our Common Stock and Other General Matters
If we fail to satisfy all applicable requirements of Nasdaq and it determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.
To maintain the listing of our common stock on Nasdaq, we are required to meet certain listing requirements, including, a minimum closing bid price of $1.00 per share. On February 10, 2025, we received notice from Nasdaq that we are no longer in compliance with Nasdaq’s Listing Rule 5450(a)(1) because the closing bid price of our common stock had fallen below $1.00 per share for 31 consecutive days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have an initial period of 180 calendar days, or until August 11, 2025 (the “Compliance Date”), to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days before the Compliance Date.
If our common stock does not achieve compliance by the Compliance Date, we may be eligible for an additional 180-day period to regain compliance if we apply to transfer the listing of its common stock to the Nasdaq Capital Market. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards, with the exception of the bid price requirement, and provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.
There can be no assurance that we will maintain compliance with the requirements for listing our common stock on Nasdaq. If we are unable to satisfy the Nasdaq criteria for continued listing, our common stock would be subject to delisting. A delisting of our common stock could negatively impact us by, among other things, (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; (iii) decreasing the amount of news and analyst coverage of us; (iv) limiting our ability to issue additional securities or obtain additional financing in the future; (v) limiting our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets; and (vi) impairing our ability to provide equity incentives to our employees. In addition, delisting from Nasdaq may negatively impact our reputation and, consequently, our business.
The market price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for our common stock.
The market price of our common stock has been and likely will remain volatile. For example, during the twelve months ended December 31, 2024, the closing price of our common stock on The Nasdaq Global Select Market ranged from $0.70 per share to $4.04 per share. During this time period, we experienced a stock price drop following our announcement of Takeda’s release of topline Phase 3 study results for soticlestat, noting that soticlestat narrowly missed its primary endpoint and showed clinically meaningful and significant effects in multiple key secondary efficacy endpoints with respect to Dravet syndrome and missed its primary endpoint with respect to Lennox-Gastaut syndrome. In addition, the stock market in general and the market for biopharmaceutical or pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to new or ongoing public health crises or other inflationary factors, may negatively affect the market price of our common stock, regardless of our actual operating performance. As a result of this volatility, you may lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid for the shares. The market price for our common stock may be influenced by many factors, including:
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
•general economic, industry and market conditions, including supply chain disruptions and inflationary pressure; and
•the other factors described in this “Risk Factors” section.
In addition, in the past stockholders have initiated class action lawsuits against companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources.
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
As of December 31, 2024, we had outstanding options to purchase an aggregate of 15,341,356 shares of our common stock at a weighted average exercise price of $3.49 per share and 1,250,000 shares of common stock issuable upon conversion of outstanding Series A convertible preferred stock for no additional consideration. Such Series A convertible preferred stock is convertible any time at the option of the holder thereof subject to the beneficial ownership limitations described in Note 7 to the consolidated financial statements contained in this Annual Report on Form 10-K. The exercise of such options and conversion of the Series A convertible preferred stock for shares of our common stock will result in further dilution of our stockholders’ investment and could negatively affect the market price of our common stock. In addition, stockholders may experience further dilution if we issue common stock, or securities convertible into common stock, in the future. As a result of this dilution, stockholders may receive significantly less than the full purchase price paid for the shares in the event of liquidation.
Concentration of ownership of our common stock among our executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.
Based upon shares of our common stock outstanding as of December 31, 2024, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 50.1% of our outstanding common stock.
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
We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be stockholders’ sole source of gain for the foreseeable future.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third-party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, and confidential information that is proprietary, strategic or competitive in nature (“Information Systems and Data”). Our information security function is led by our Director of Information Technology, overseen by our Senior Vice President of Finance and Financial Planning, with the support of our third-party specialists. Our information security function helps identify, assess and manage risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods, including automated tools, domain name system filtering, antivirus protection, vulnerability scanning and penetration testing.
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
For a description of our cybersecurity risks, refer to the risk factor in Item 1A. “Risk Factors,” to this Annual Report on Form 10-K titled “If our information technology systems or data, or those of the third parties with whom we work, are or were compromised, we could experience adverse impacts resulting from such compromise, including, but not limited to, regulatory investigations or actions, litigation, fines and penalties, interruptions to our operations such as our clinical trials, claims that we breached our data protection obligations, harm to our reputation, and a loss of future customers or sales and other adverse consequences.”

Governance
Our board of directors maintains oversight of our most significant risks and our processes to identify, manage and mitigate those risks. The audit committee of our Board of Directors (the “Audit Committee”) has responsibility for oversight of our management of cybersecurity risks.
Our cybersecurity risk assessment and management processes are implemented and maintained by certain management, including our Director of Information Technology, who reports to our Senior Vice President of Finance and Financial Planning. Our Director of Information Technology is responsible for monitoring third-party specialists, helping to integrate cybersecurity risk considerations into our overall risk management strategy and communicating key priorities to relevant personnel. Our Senior Vice President of Finance and Financial Planning is responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes and reviewing security assessments and other security-related reports.
Our Incident Response Policy is designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our Senior Vice President of Finance and Financial Planning. Our Senior Vice President of Finance and Financial Planning and, if escalated, other senior management, work with our incident response team to help mitigate and remediate cybersecurity incidents. In addition, our Incident Response Policy includes reporting to the Audit Committee for certain cybersecurity incidents. The Incident Response Policy is managed and maintained by our Director of Information Technology, with oversight from our Senior Vice President of Finance and Financial Planning. The Audit Committee receives periodic updates from our Senior Vice President of Finance and Financial Planning regarding the status of our cybersecurity program and our posture to identify and mitigate risks to our information security.
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
Our common stock began trading on The Nasdaq Global Select Market on May 5, 2017, under the symbol “OVID.”
Comparative Stock Performance Graph
The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act. The following graph shows a comparison from December 31, 2019 through December 31, 2024, of the cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index.
The graph assumes an initial investment of $100 on December 31, 2019. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.
Holders of Record
As of March 7, 2025, we had approximately 14 holders of record of our common stock. Certain shares are held in “street name” and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Overview
We are a biopharmaceutical company dedicated to developing small molecule medicines for brain conditions with significant unmet need. Our approach to achieve this goal is scientifically driven, patient focused, and coupled with an integrated and disciplined approach to research, clinical development and business development. Our team has significant experience with and understanding of epilepsies and other neurological conditions, and we continue to gain insight into the ways the different molecular mechanisms and pathways underlying these disorders impact the symptoms patients experience. We have developed a differentiated pipeline of drug candidates containing three novel MoAs to target seizures and believe we are the only company that holds a portfolio of direct activators of KCC2. Two of our programs are in clinical trials in humans, and a third will begin a clinical trial in the second quarter of 2026. We are initially pursuing therapeutic drug candidates for epilepsy and psychosis in Parkinson’s disease and Lewy body dementia. If successfully developed and marketed to treat these conditions, we intend to explore these drug candidates for broader neurologic indications. Our cohesive focus in brain conditions with significant unmet need reinforces our belief that we can develop and produce multiple novel medicines, scale our infrastructure, positively impact patients’ lives and create long-term stockholder value.
Since our inception in April 2014, we have devoted substantially all of our efforts to organizing and planning our business, building our management and technical team, acquiring assets and raising capital.
During the years ended December 31, 2024 and 2023, we generated $0.6 million and $0.4 million of royalty and licensing revenue, respectively. We have otherwise primarily funded our business through the sale of our capital stock and through the entry into the RLT Agreement with Takeda, which resulted in a one-time up-front payment of $196.0 million in 2021 and the entry into a Royalty Monetization Agreement (the “Ligand Agreement”) with Ligand Pharmaceuticals Incorporated (“Ligand”), which resulted in a one-time up-front payment of $30.0 million in 2023. Through December 31, 2024, we have raised net proceeds of $275.4 million from the sale of our preferred and common stock. As of December 31, 2024, we had $53.1 million in cash, cash equivalents and marketable securities. We recorded net losses of $26.4 million and $52.3 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $304.3 million.
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
Significant Risks and Uncertainties
The global economic slowdown, the overall disruption of global healthcare systems and other risks and uncertainties associated with public health crises and global geopolitical tensions, like tensions between China and Taiwan, the ongoing war between Russia and Ukraine and the war involving Israel, may have a material adverse effect on our business, financial condition, results of operations and growth prospects. The resulting fluctuations in inflation rates may materially affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of our clinical trial materials and supplies, interest rates and overhead costs may adversely affect our operating results. Relatively high interest rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Furthermore, economic conditions have produced downward pressure on share prices. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates remain relatively high or begin to rise again) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, global geopolitical tensions as a result of tensions between China and Taiwan, the ongoing war between Russia and Ukraine and the war involving Israel, worsening global macroeconomic conditions, as well as potential future conditions, which may be impacted by the implementation of tariffs by the United States and other countries, and employee availability and wage increases, which may result in additional stress on our working capital resources. Moreover, there is great uncertainty with respect to potential changes in trade regulations, tariffs, sanctions and export controls which also increase volatility in the global economy.
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
Financial Operations Overview
Revenue
We have generated revenue primarily under the RLT Agreement and the Ligand Agreement, as well as nominal amounts from other licensing and royalty agreements. We have not generated any revenue from commercial drug sales and we do not expect to generate any revenue from commercial drug sales unless or until we obtain regulatory approval and commercialize one or more of our current or future drug candidates, or if we become entitled to revenue from our licensing agreements. In the future, we may also seek to generate revenue from a combination of research and development payments, license fees and other upfront or milestone payments.
Research and Development Expenses
Research and development expenses consist primarily of costs incurred for our research activities, including our product discovery efforts and the development of our product candidates, which include, among other things:
•employee-related expenses, including salaries, benefits and stock-based compensation expense;
•fees paid to consultants for services directly related to our drug development and regulatory efforts;
•expenses incurred under agreements with contract research organizations, as well as contract manufacturing organizations and consultants that conduct preclinical studies and clinical trials;
•costs associated with preclinical activities and development activities;
•costs associated with technology and intellectual property licenses; and
•milestone payments and other costs and payments under licensing agreements, research agreements and collaboration agreements.
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
•duration of patient follow-up; and
•efficacy and safety profile of the drug candidates.
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
General and Administrative Expenses
General and administrative expenses consist primarily of employee-related expenses, including salaries, benefits and stock-based compensation expense, related to our executive, finance, business development and support functions. Other general and administrative expenses include costs associated with operating as a public company, generation and maintenance of intellectual property, travel expenses, conferences, professional fees for auditing, tax and legal services and facility-related costs.
Other Income (Expense), net
Other income (expense), net, consists primarily of interest income, accretion of discount on short-term investments, and unrealized gains/losses on long-term equity investments, changes in the values of long-term investments and the royalty monetization liability under the Ligand Agreement, and loss related to a fraudulent funds transfer.

Results of Operations
Comparison of the Years Ended December 31, 2024 and 2023
The following table summarizes the results of our operations for the periods indicated:

(in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023	Change $
Revenue:
License and other revenue	$566	$392	$175
Total revenue	566	392	175
Operating expenses:
Research and development	36,767	28,588	8,179
General and administrative	25,684	31,085	(5,401)
Total operating expenses	62,451	59,673	2,778
Loss from operations	(61,885)	(59,281)	(2,604)
Other income (expense), net	35,452	6,943	28,509
Loss before provision for income taxes	(26,433)	(52,339)	25,905
Provision for income taxes	—	—	—
Net loss	$(26,433)	$(52,339)	$25,905
Revenue
Revenue of $0.6 million and $0.4 million was recognized for the years ended December 31, 2024 and 2023, respectively, related to a royalty agreement.
Research and Development Expenses

(in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023	Change $
Preclinical and clinical development expenses	$23,965	$14,605	$9,360
Payroll and payroll-related expenses	9,889	10,541	(652)
Other expenses	2,913	3,442	(529)
Total research and development	$36,767	$28,588	$8,179
Research and development expenses were $36.8 million for the year ended December 31, 2024 compared to $28.6 million for the year ended December 31, 2023. The increase of $9.4 million in preclinical and development expenses was due to additional activities related to our ongoing development programs, primarily relating to OV350, OV888 (GV101) and OV329. The decrease in payroll and payroll-related expenses was primarily due to the impact of an organizational restructuring in 2024, which resulted in approximately $1.7 million in severance costs during the period ended December 31, 2024 compared to approximately $0.2 million for the same period in 2023.
General and Administrative Expenses

(in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023	Change $
Payroll and payroll-related expenses	$13,835	$17,131	$(3,296)
Legal and professional fees	6,573	7,610	(1,037)
General office expenses	5,275	6,344	(1,069)
Total general and administrative	$25,684	$31,085	$(5,401)

General and administrative expenses were $25.7 million for the year ended December 31, 2024 compared to $31.1 million for the year ended December 31, 2023. The decrease of $5.4 million was primarily due to the impact of the organizational restructuring in 2024, which resulted in approximately $1.8 million in severance costs during the period compared to approximately $1.5 million for the same period in 2023. Additionally, resulting from the restructuring, non-severance payroll and related expenses were reduced by approximately $3.7 million between the years ended December 31, 2024 and 2023. Legal and professional fees and general office expenses were primarily reduced by cost-cutting efforts.
Other Income (Expense), net
Other income (expense), net was $35.5 million for the year ended December 31, 2024, comprised of a $30.0 million decrease in fair value of the royalty monetization liability resulting from Takeda’s reported negative soticlestat Phase 3 study results and announcement of program discontinuation, $3.9 million in interest and accretion income on investments in U.S. treasuries, $1.8 million loss on a fraudulent funds transfer and a net $3.3 million unrealized gain on long-term equity investments. For the year ended December 31, 2023, other income (expense), net of $6.9 million was comprised of $4.9 million in interest and accretion income on investments in U.S. treasuries and $2.0 million of unrealized loss on long-term equity investments.
Liquidity and Capital Resources
Overview
As of December 31, 2024 and 2023, we had total cash, cash equivalents and marketable securities of $53.1 million and $105.8 million, respectively. We believe that our cash, cash equivalents and marketable securities as of December 31, 2024 are sufficient to fund our existing and planned operating expenses and capital expenditure requirements into the second half of 2026.
Similar to other development-stage biotechnology companies, we have generated limited revenue. We have incurred losses and experienced negative operating cash flows in most years since our inception and anticipate that we will continue to incur losses for at least the next several years. We incurred net losses of $26.4 million and $52.3 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $304.3 million and working capital of $45.4 million.
At-the-Market Offering Program
In November 2023, we filed a new shelf registration statement on Form S-3 (Registration No. 333-275307) that allows us to sell up to an aggregate of $250.0 million of our common stock, preferred stock, convertible debt securities and/or warrants (the “S-3 Registration Statement”), which includes a prospectus covering the issuance and sale of up to $75.0 million of common stock pursuant to our at-the-market (“ATM”) program. During the years ended December 31, 2024 and 2023, we did not sell any shares under our ATM program. As of December 31, 2024, we had up to $250.0 million available under our S-3 Registration Statement, including up to $75.0 million available pursuant to our ATM program.
As of the date of this Form 10-K, our public float was less than $75.0 million. As a result, we are subject to the limitations of General Instruction I.B.6 to Form S-3 until such time as our public float exceeds $75 million, which means we only have the capacity to sell shares up to one-third of our public float under the S-3 Registration Statement, including the ATM program, in any twelve-month period. We will remain constrained by the limitations of General Instruction I.B.6 to Form S-3 until such time as our public float exceeds $75 million, at which time the number of securities we may sell under a Form S-3 registration statement will no longer be limited by limitations of General Instruction I.B.6 to Form S-3.
Future Funding Requirements
We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for, our product candidates and advance our other programs. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, clinical costs, legal and other regulatory expenses and general overhead costs. We have based our estimates on assumptions that may prove to be incorrect, and we could use our capital resources sooner than we currently expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. We cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our drug candidates or whether, or when, we may achieve profitability.
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
Additionally, while the long-term economic impact of geopolitical tensions, including tensions between China and Taiwan, the ongoing war between Russia and Ukraine and the war involving Israel, is difficult to assess or predict, each of these events has caused significant disruptions to the global financial markets and contributed to a general global economic slowdown. Furthermore, inflation rates have increased recently to levels not seen in decades, which may also be impacted by the implementation of tariffs by the United States and other countries. Moreover, there is great uncertainty with respect to potential changes in trade regulations, tariffs, sanctions and export controls which also increase volatility in the global economy. In addition, the U.S. Federal Reserve has raised interest rates in response to concerns about inflation. Relatively high interest rates and fluctuations in inflation, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. If the disruptions and slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could negatively affect our future ability to pursue our business strategy.
If we raise additional funds through collaborations, strategic alliances or licensing agreements with third parties for one or more of our current or future drug candidates, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates or to grant licenses on terms that may not be favorable to us. Our failure to raise capital as and when needed would have a material adverse effect on our financial condition and our ability to pursue our business strategy. We may be required to take additional actions beyond the cost preservation measures initiated to address our liquidity needs, including exploring other strategic options, continuing to further reduce operating expense or delaying, reducing the scope of, discontinuing or altering our research and development activities.
See “Item 1A. Risk Factors” for additional risks associated with our capital requirements.
Material Cash Requirements
As of December 31, 2024, we had no material non-cancelable purchase commitments with service providers, as we have generally contracted on a cancelable, purchase order basis. We cannot estimate whether we will receive or the timing of any potential contingent payments upon the achievement by us of clinical, regulatory and commercial events, as applicable, or royalty payments that we may be required to make under license agreements we have entered into with various entities pursuant to which we have in-licensed certain intellectual property as contractual obligations or commitments, including agreements with AstraZeneca, Gensaic and Northwestern. Pursuant to these license agreements, we have agreed to make milestone payments up to an aggregate of $660.3 million upon the achievement of certain development, regulatory and sales milestones. We excluded these contingent payments from the consolidated financial statements given that the timing, probability, and amount, if any, of such payments cannot be reasonably estimated at this time.
In September 2021, we entered into a ten year lease agreement for our corporate headquarters with a term commencing in March 2022 for approximately 19,000 square feet of office space at Hudson Commons in New York, New York. The lease provides for monthly rental payments over the lease term. The base rent under the lease is currently $2.3 million per year. Rent payments commenced in January 2023, and will continue for ten years following the rent commencement date. We issued a letter of credit in the amount of $1.9 million in association with the execution of the lease agreement, which is reflected as restricted cash on the consolidated balance sheets. Payment obligations under the lease agreement include approximately $2.3 million in the 12 months subsequent to December 31, 2024 and approximately $19.3 million over the remainder of the agreement. For additional information see Note 5 to our consolidated financial statements under the heading ‘Leases.’

Cash Flows
The following table summarizes our cash flows for the periods indicated:

(in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023
Net cash (used in) provided by:
Operating activities	$(55,956)	$(45,781)
Investing activities	54,594	(2,581)
Financing activities	622	30,535
Net decrease in cash, cash equivalents, and restricted cash	$(740)	$(17,827)
Net Cash Used in Operating Activities
Net cash used in operating activities was $56.0 million for the year ended December 31, 2024, which consisted of net loss of $26.4 million offset by $29.4 million, net, of various noncash charges, most significantly a $30.0 million in change in fair value of the royalty monetization liability with Ligand. Net cash used in operating activities was $45.8 million for the year ended December 31, 2023, which consisted of net loss of $52.3 million offset by a net of $4.2 million of various noncash charges, most significantly $7.3 million in stock-based compensation expense.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities was $54.6 million for the year ended December 31, 2024, which was primarily related to our purchases and sales/maturities of investments in U.S. treasuries and the purchase of a long-term equity investment. For the year ended December 31, 2023, $2.6 million was used in investing activities, primarily comprised of purchases and sales/maturities of investments in U.S. treasuries.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $0.6 million for the year ended December 31, 2024, which was comprised of proceeds from the exercise of options and purchases made under our employee stock purchase plan. For the same period in 2023, cash provided by financing activities was $30.5 million, primarily due to the $30.0 million received in connection with the Ligand Agreement in addition to proceeds from the exercise of options and purchases made under the employee stock purchase plan.
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

Revenue Recognition
We recognize revenue under sublicense agreements in accordance with ASC 606, Revenue Recognition. The terms of the agreements within this scope may contain multiple performance obligations, including but not limited to licenses and research and development activities. ASC 606 requires that we evaluate these agreements to determine the distinct performance obligations. Non-refundable, upfront fees that are not contingent on any future performance and require no consequential continuing involvement by us, are recognized as revenue when the license term commences and the licensed data, technology or product is delivered. We defer recognition of non-refundable upfront fees if the performance obligations are not satisfied.
During the year ended December 31, 2024, we recognized revenue of approximately $0.6 million related to royalty agreements.
Research and Development Accrual
When preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and communicating with our personnel and consultants to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. Payments under certain contracts we have with third parties depend on factors, such as the successful enrollment of certain numbers of patients, site initiation and the completion of clinical trial milestones.
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
Smaller Reporting Company Status
We are a smaller reporting company as defined in the Exchange Act. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) the value of our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our most recently completed second fiscal quarter or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and our the value of voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our most recently completed second fiscal quarter.
As a smaller reporting company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The primary objectives of our investment activities are to ensure liquidity and to preserve capital. As of December 31, 2024, we had cash, cash equivalents and marketable securities of $53.1 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. To minimize the risk now and in the future, we intend to continue to maintain our portfolio of cash equivalents and marketable securities in institutional market funds that are comprised of U.S. Treasury and U.S. Treasury-backed repurchase agreements as well as treasury notes and high quality short-term corporate bonds.
Item 8. Financial Statements and Supplementary Data
Our financial statements, together with the report of our independent registered public accounting firm, appear in this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Management’s Evaluation of our Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
We previously identified material weaknesses in our controls, including that the Company did not have sufficiently trained resources involving emerging and evolving threats related to spear phishing, vendor email compromise, and other cyberattack approaches and in designing and implementing controls over changes to vendor payment information. At December 31, 2024, remediation efforts included the hiring of a finance leader with significant training and experience in evaluating and mitigating cybersecurity risks, increasing finance team training and attention to cyber risks, and enhancing controls around vendor information changes, review and approval of disbursements. Based on these additional procedures and control, management has concluded this material weakness has been remediated as of December 31, 2024.
As of December 31, 2024, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and effectiveness of our material weakness remediation activity. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above, that as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, under the supervision and with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting and effectiveness of our material weakness remediation activity as of December 31, 2024 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Attestation Report of the Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report on our internal control over financial reporting from our registered public accounting firm due to an exemption as a smaller reporting company and as a non-accelerated filer for the year ended December 31, 2024.
Changes in Internal Control over Financial Reporting
In the three month period ended December 31, 2024, the changes to internal controls over financial reporting consisted of the material weakness remediation efforts listed above. There have been no additional changes in internal controls over financial reporting during our most recent quarter ended December 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Certain information required by Part III is omitted from this Annual Report because we will file with the SEC a definitive proxy statement pursuant to Regulation 14A, or the 2025 Proxy Statement, no later than 120 days after the end of our fiscal year, and certain information included therein is incorporated herein by reference.
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this item is incorporated by reference to the information set forth in the sections titled “Proposal 1 – Election of Directors,” “Executive Officers,” and “Information Regarding the Board and Corporate Governance” and “Delinquent Section 16(a) Reports,” if any, in our 2025 Proxy Statement.
Information regarding our Code of Business Conduct and Ethics, or the Code of Conduct, required by this item will be contained in our 2025 Proxy Statement under the caption “Information Regarding the Board and Corporate Governance – Code of Business Conduct and Ethics,” and is hereby incorporated by reference. We intend to promptly disclose on our website or in a Current Report on Form 8-K in the future (i) the date and nature of any amendment (other than technical, administrative or other non-substantive amendments) to the Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K and (ii) the nature of any waiver, including an implicit waiver, from a provision of the Code of Conduct that is granted to one of these specified individuals that relates to one or more of the elements of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, the name of such person who is granted the waiver and the date of the waiver. The full text of our Code of Conduct is available at the Investors section of our website at www.ovidrx.com. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the information set forth in the section titled “Executive Officer and Director Compensation” in our 2025 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2025 Proxy Statement.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to the information set forth in the section titled “Transactions with Related Persons” and “Information Regarding the Board and Corporate Governance – Board Independence” in our 2025 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information set forth in Proposal 3 under the section titled “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policies and Procedures” contained in our 2025 Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statements and Schedules
(a)(1) Financial Statements.
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

4.2
Description of the Securities of Ovid Therapeutics Inc. (incorporated herein by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K (File No. 001-38085), filed with the Commission on March 8, 2024).

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

10.4+	Form of Restricted Stock Unit Grant Notice and Award Agreement under the 2017 Equity Incentive Plan.

10.5+
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

10.11+	Amended Non-Employee Director Compensation Policy, effective February 22, 2024.

10.12+	Amended Non-Employee Director Compensation Policy, effective February 20, 2025.

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

10.15+
Amended and Restated Executive Employment Agreement between the Company and Margaret Alexander, dated September 9, 2024 (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-38085), filed with the Commission on September 11, 2024).

10.16^
License Agreement by and between Northwestern University and the Company, dated December 15, 2016. (incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38085), filed with the Commission on May 14, 2024).

10.17†
License Agreement, dated as of December 30, 2021, by and between the Ovid Therapeutics Inc. and AstraZeneca AB (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38085), filed with the Commission on January 3, 2022).

10.18^
Purchase and Sale Agreement, dated as of October 17, 2023, by and between the Company and Ligand Pharmaceuticals Incorporated. (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K (File No. 001-38085), filed with the Commission on March 8, 2024.

19.1	Registrant’s Insider Trading Policy.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the signature page to this report).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Incentive Compensation Recoupment Policy (incorporated herein by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K (File No. 001-38085), filed with the Commission on March 8, 2024).

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104*	Cover Page formatted as Inline XBRL and contained within Exhibit 101.

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

OVID THERAPEUTICS INC.

Date: March 11, 2025	By:	/s/ Jeremy M. Levin
Jeremy M. Levin
Chief Executive Officer (Principal Executive Officer)

Date: March 11, 2025	By:	/s/ Jeffrey Rona
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

Signature	Title	Date

/s/ Jeremy M. Levin, DPhil, MB BChir	Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2025
Jeremy M. Levin, DPhil, MB BChir

/s/ Jeffrey Rona	Chief Business and Financial Officer (Principal Financial and Accounting Officer)	March 11, 2025
Jeffrey Rona

/s/ Karen Bernstein, PhD	Director	March 11, 2025
Karen Bernstein, PhD

/s/ Barbara Duncan	Director	March 11, 2025
Barbara Duncan

/s/ Kevin Fitzgerald, PhD	Director	March 11, 2025
Kevin Fitzgerald, PhD

/s/ Bart Friedman	Director	March 11, 2025
Bart Friedman

/s/ Stelios Papadopoulos	Director	March 11, 2025
Stelios Papadopoulos

OVID THERAPEUTICS INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Ovid Therapeutics Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Ovid Therapeutics Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
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
New York, New York
March 11, 2025

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
OVID THERAPEUTICS INC.
Consolidated Balance Sheets

(in thousands, except share and per share data)	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$26,301	$27,042
Marketable securities	26,774	78,792
Prepaid expenses and other current assets	2,865	3,763
Total current assets	55,940	109,598

Long-term equity investments	20,974	17,626
Restricted cash	1,931	1,931
Right-of-use asset, net	12,797	13,894
Property and equipment, net	433	769
Other assets	92	210
Total assets	$92,167	$144,027

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,191	$3,703
Accrued expenses	5,994	6,524
Current portion, lease liability	1,336	1,246
Total current liabilities	10,522	11,473

Long-term liabilities:
Lease liability	13,419	14,756
Royalty monetization liability	—	30,000
Total liabilities	23,941	56,230

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; Series A convertible preferred stock, 10,000 shares designated, 1,250 shares issued and outstanding at December 31, 2024 and 2023	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 71,009,866 and 70,691,992 shares issued and outstanding at December 31, 2024 and 2023, respectively	71	71
Additional paid-in-capital	372,489	365,591
Accumulated other comprehensive income (loss)	(35)	1
Accumulated deficit	(304,299)	(277,865)
Total stockholders’ equity	68,226	87,797
Total liabilities and stockholders’ equity	$92,167	$144,027
See accompanying notes to these consolidated financial statements

OVID THERAPEUTICS INC.
Consolidated Statements of Operations

(in thousands, except share and per share data)	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Revenue:
License and other revenue	$566	$392
Total revenue	566	392
Operating expenses:
Research and development	36,767	28,588
General and administrative	25,684	31,085
Total operating expenses	62,451	59,673
Loss from operations	(61,885)	(59,281)
Other income (expense), net	35,452	6,943
Loss before provision for income taxes	(26,433)	(52,339)
Provision for income taxes	—	—
Net loss	$(26,433)	$(52,339)
Net loss per share of Series A preferred stock, basic and diluted	$(366.33)	$(728.64)
Weighted-average Series A preferred stock shares outstanding, basic and diluted	1,250	1,250
Net loss per share of common stock, basic and diluted	$(0.37)	$(0.73)
Weighted-average common stock shares outstanding, basic and diluted	70,905,422	70,580,604
See accompanying notes to these consolidated financial statements

OVID THERAPEUTICS INC.
Consolidated Statements of Comprehensive Loss

(in thousands)	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Net loss	$(26,433)	$(52,339)
Other comprehensive income:
Cumulative translation adjustment	(42)	—
Unrealized gain on available-for-sale securities	7	1
Comprehensive loss	$(26,468)	$(52,338)
See accompanying notes to these consolidated financial statements

OVID THERAPEUTICS INC.
Consolidated Statement of Changes in Stockholders’ Equity

(in thousands, except shares)	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	1	$—	70,691,992	$71	$365,591	$1	$(277,866)	$87,797
Issuance of common stock from exercise of stock options and purchases from employee stock purchase plan	—	—	317,874	—	622	—	—	622
Stock-based compensation expense	—	—	—	—	6,276	—	—	6,276
Other comprehensive loss	—	—	—	—	—	(36)	—	(36)
Net loss	—	—	—	—	—	—	(26,433)	(26,433)
Balance, December 31, 2024	1	$—	71,009,866	$71	$372,489	$(35)	$(304,299)	$68,226

(in thousands, except shares)	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	1	$—	70,466,885	$70	$357,771	$(42)	$(225,527)	$132,273
Issuance of common stock from exercise of stock options and purchases from employee stock purchase plan	—	—	225,107	—	535	—	—	535
Stock-based compensation expense	—	—	—	—	7,285	—	—	7,285
Other comprehensive income	—	—	—	—	—	43	—	43
Net loss	—	—	—	—	—	—	(52,339)	(52,339)
Balance, December 31, 2023	1	$—	70,691,992	$71	$365,591	$1	$(277,866)	$87,797
See accompanying notes to these consolidated financial statements

OVID THERAPEUTICS INC.
Consolidated Statements of Cash Flows

(in thousands)	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Cash flows from operating activities:
Net loss	$(26,433)	$(52,339)
Adjustments to reconcile net loss to cash used in operating activities:
Change in fair value of royalty monetization liability	(30,000)	—
Unrealized (gain) loss on equity investments	(3,349)	(2,003)
Change in accrued interest and accretion of discount on marketable securities	(2,765)	(2,172)
Stock-based compensation expense	6,276	7,285
Depreciation and amortization expense	613	568
Noncash operating lease expense	1,097	1,028
Change in lease liability	(1,246)	(534)
Change in operating assets and liabilities:	—	—
Prepaid expenses and other current assets	899	(1,385)
Accounts payable	(512)	1,750
Accrued expenses	(537)	2,021
Net cash used in operating activities	(55,956)	(45,781)

Cash flows from investing activities:
Purchase of marketable securities	(73,246)	(112,443)
Sales/maturities of marketable securities	128,000	120,000
Purchase of long-term equity investment	—	(10,000)
Purchases of property and equipment	(71)	(40)
Software development and other costs	(90)	(97)
Net cash provided by (used in) investing activities	54,594	(2,581)

Cash flows from financing activities:
Proceeds from exercise of options and employee stock purchase plan	622	535
Proceeds from royalty monetization agreement	—	30,000
Net cash provided by financing activities	622	30,535

Net decrease in cash, cash equivalents and restricted cash	(740)	(17,826)
Cash, cash equivalents and restricted cash, at beginning of period	28,972	46,799
Cash, cash equivalents and restricted cash, at end of period	$28,232	$28,972
See accompanying notes to these consolidated financial statements

OVID THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – NATURE OF OPERATIONS
Ovid Therapeutics Inc. (the “Company”) was incorporated under the laws of the state of Delaware, commenced operations on April 1, 2014, and maintains its principal executive office in New York, New York. The Company is a biopharmaceutical company that is dedicated to developing small molecule medicines for brain conditions with significant unmet need. The Company is currently focused on developing OV329, OV350, OV4071, OV4041 and OV888 (GV101) (to be evaluated pending review of emerging data from competitor and academic studies in CCM) (see Part I, Item 1 of the annual report on Form 10-K for the period ended December 31, 2024 for detailed program descriptions).
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
The Company’s major sources of cash have been licensing revenue, proceeds from various public and private offerings of its capital stock, option exercises and interest income. As of December 31, 2024, the Company had approximately $53.1 million in cash, cash equivalents and marketable securities. Since inception, the Company has generated $223.5 million in revenue, primarily from the Company’s royalty, license and termination agreement (“RLT Agreement”) with Takeda Pharmaceutical Company Limited (“Takeda”). Historically, the Company has incurred recurring losses, has experienced recurring negative operating cash flows and has required significant cash resources to execute its business plans, which the Company expects will continue for the foreseeable future. The Company has an accumulated deficit of $304.3 million as of December 31, 2024, working capital of $45.4 million and used $56.0 million of cash in operating activities for the year ended December 31, 2024.
The Company recorded a net loss of $26.4 million during the year ended December 31, 2024 and expects to incur losses in subsequent periods for at least the next several years. The Company is highly dependent on its ability to find additional sources of funding through either equity offerings, debt financings, collaborations, strategic alliances, licensing agreements or a combination of any such transactions. Management believes that the Company’s existing cash, cash equivalents and marketable securities as of December 31, 2024 will be sufficient to fund its current operations through at least 12 months from the date of filing of the Company’s Annual Report on Form 10-K. Adequate additional funding may not be available to the Company on acceptable terms or at all. The failure to raise capital as and when needed will have a negative impact on the Company’s financial condition and ability to pursue its business strategy. If the Company is unable to raise capital on acceptable terms, the Company will be required to delay, reduce the scope of or eliminate research and development programs, or obtain funds through arrangements with collaborators or others that may require the Company to relinquish rights to certain drug candidates that the Company might otherwise seek to develop or commercialize independently.
The Company is subject to other challenges and risks specific to its business and its ability to execute on its strategy, as well as risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations, including, without limitation, risks and uncertainties associated with: delays or problems in the supply of the Company’s product candidates, loss of single source suppliers or failure to comply with manufacturing regulations; identifying, acquiring or in-licensing additional products or product candidates; pharmaceutical product development and the inherent uncertainty of clinical success; the challenges of protecting and enhancing intellectual property rights; complying with applicable regulatory requirements; and obtaining regulatory approval of any of the Company’s product candidates, among others.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(A) Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Ovid Therapeutics Inc. and its wholly owned subsidiaries, Ovid Therapeutics Australia Pty Ltd and Ovid Therapeutics Hong Kong Limited. All material intercompany transactions and balances have been eliminated in consolidation.

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
(C) Marketable Securities
Marketable securities consist of investments in U.S. treasury instruments which are considered available-for-sale securities. The Company classifies its marketable securities with maturities of less than one year from the balance sheet date as current assets on its consolidated balance sheets. The Company classifies its marketable securities with original maturities of less than three months as cash equivalents on its consolidated balance sheets. Unrealized gains and losses on these securities that are determined to be temporary are reported as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity.
(D) Restricted Cash
The Company classifies as restricted cash all cash pledged as collateral to secure long-term obligations and all cash for which use is otherwise limited by contractual provisions. Amounts are reported as non-current unless restrictions are expected to be released in the next 12 months.
(E) Long-term Equity Investments
Long-term equity investments consist of equity investments in the preferred shares of Gensaic, Inc., formerly M13 Therapeutics, Inc. (“Gensaic”), and Graviton Bioscience Corporation (“Graviton”), both privately held corporations. The preferred shares are not considered in-substance common stock, and the investments are accounted for at cost, with adjustments for observable changes in prices or impairments, and are classified within long-term equity investments on the consolidated balance sheets with adjustments recognized in other income (expense), net on the consolidated statements of operations. The Company has determined that these equity investments do not have a readily determinable fair value and elected the measurement alternative. Therefore, the carrying amount of the equity investments will be adjusted to fair value at the time of the next observable price change for the identical or similar investment of the same issuer, or when an impairment is recognized. Each reporting period, the Company performs a qualitative assessment to evaluate whether the investments are impaired. The assessment includes a review of recent operating results and trends, recent sales/acquisitions of the investees’ securities, and other publicly available data. If an investment is determined to be impaired, the Company will then write it down to its estimated fair value. As of December 31, 2024 and 2023, the equity investment in Gensaic had a carrying value of $5.1 million. As of December 31, 2024 and 2023, the equity investment in Graviton had carrying values of $15.8 million and $11.2 million, respectively, which reflect unrealized gains recognized during the periods and recorded in other income (expense), net, in the consolidated statements of operations due to an observable change in price.
Long-term equity investments also consist of an equity investment in the common shares of Marinus Pharmaceuticals, Inc. (“Marinus”) that was received as noncash consideration via the terms of a licensing agreement executed between the two companies effective March 2022. The equity shares are marked-to-market at each reporting date with changes in the fair value being reflected in the carrying value of the investment on the Company’s consolidated balance sheets and other income (expense), net on the Company’s consolidated statements of operations. As of December 31, 2024 and 2023, the equity investment in Marinus had a carrying value of approximately $0.1 million and $1.3 million, respectively. In January 2025, Immedica Pharma, S.A. purchased Marinus in an all-cash tender offer, resulting in the Company’s sale of its position in Marinus for $0.07 million.
No impairments were recognized in the years ending December 31, 2024 and 2023.
(F) Fair Value of Financial Instruments
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

The three levels of the fair value hierarchy are as follows:
•Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities. The Company’s Level 1 assets consisted of investments in a U.S. treasury money market fund and equity securities totaling approximately $25.8 million and $25.7 million, respectively, as of December 31, 2024 and 2023.
•Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted prices of similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active). Level 2 includes financial instruments that are valued using models or other valuation methodologies. The Company’s Level 2 assets consisted of U.S. treasury bills totaling approximately $26.8 million and $78.8 million, respectively, as of December 31, 2024 and 2023.
•Level 3—Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when the fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. The Company’s Level 3 liabilities consist of a royalty monetization liability totaling $0.0 million and $30.0 million, respectively, as of December 31, 2024 and 2023. There were no Level 3 assets as of December 31, 2024 and 2023.
The carrying amounts reported in the consolidated balance sheets for cash, cash equivalents and marketable securities, other current assets, accounts payable, and accrued expenses approximate their fair values based on the short-term maturity of these instruments.
(G) Leases
The Company determines if an arrangement is a lease at inception and recognizes the lease in accordance with ASC 842, Lease Accounting. Operating leases are included in right-of-use (“ROU”) assets, current portion, lease liability and long-term lease liability in the Company’s consolidated balance sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. The Company determines the portion of the lease liability that is current as the difference between the calculated lease liability at the end of the current period and the lease liability that is projected 12 months from the current period.
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

Many of the assumptions require judgment and any changes could have an impact in the determination of stock-based compensation expense. The Company elected an accounting policy to record forfeitures as they occur. The Company recognizes employee stock-based compensation expense based on the fair value of the award on the date of the grant. The compensation expense is recognized over the vesting period under the straight-line method. The Company aggregates employee and nonemployee awards for certain disclosures since nonemployee awards are not material.
(K) Royalty Monetization Liability
The Company accounted for its sale to Ligand Pharmaceuticals Incorporated (“Ligand”) of a 13% share of royalties and milestones owed to the Company related to the potential approval and commercialization of soticlestat (“Ligand Agreement”) in accordance with ASC 470, Debt, classifying the proceeds received from the sale to Ligand as debt as the Company determined that it had significant continuing involvement in the generation of the cash flows to Ligand. The Company further elected to account for the debt at fair value with changes in the fair value of the debt classified as other income (expense) in the consolidated statements of operations. In June 2024, Takeda issued a press release indicating the soticlestat trials missed their primary endpoints and noted that while Takeda would discuss the program with FDA, Takeda fully impaired the asset representing soticlestat. In 2024, the Company recorded a gain of $30.0 million due to reducing the fair value of the Ligand Agreement debt to zero as a result of the improbability that the program would be further developed into a commercial product by Takeda or another party. In January 2025, Takeda announced the discontinuation the program.
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
(M) Net Loss per Share
The rights and preferences of the Series A Preferred stock are negligible relative to common stock, therefore the Series A Preferred stock is treated as in-substance common stock on an as-converted basis when allocating Net Income (Loss) to actual and in-substance shares of common stock. The Company applies the two-class method to allocate earnings between common stock, Series A Preferred stock as well as other securities deemed in-substance common stock and participating securities, if any.
Net loss per share of common stock is determined by dividing net loss attributable to common stockholders by the basic and diluted weighted-average shares of common stock outstanding during the period. Net loss per share of Series A Preferred stock is determined by dividing net loss attributable to Series A Preferred stockholders on an as-converted basis by the basic and diluted weighted-average shares of Series A Preferred stock outstanding during the period.
Net loss per diluted share attributable to common stockholders adjusts the basic earnings per share attributable to common stockholders and the weighted-average number of shares of common stock outstanding for the potential dilutive impact of stock options using the treasury-stock method and the potential impact of any preferred stock using the if-converted method. Net loss per diluted attributable to common stockholders omits the inclusion of options and common stock issuable upon conversion of our preferred stock as these securities would be anti-dilutive.
(N) Retirement Plan
The Company maintains a 401(k)-retirement plan for its employees that is intended to qualify under Sections 401(a) and 501(a) of the U.S. Internal Revenue Code of 1986, as amended (“Code”). The Company provides all active employees with a 100% matching contribution equal to 3% of an employee’s eligible deferred compensation and a 50% matching contribution on employee contributions that are between 3% and 5% of an employee’s eligible deferred compensation. These safe harbor contributions vest immediately. For the years ended December 31, 2024 and 2023 the Company contributed $0.3 million.

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
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires the disaggregation of certain expense captions into specified categories in disclosures within the notes to the consolidated financial statements to provide enhanced transparency into the expense captions presented on the face of the statements of income and comprehensive income. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted, and may be applied either prospectively or retrospectively to financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its related disclosures.
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

NOTE 3 – CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES
The following tables summarize the fair value of cash, cash equivalents and marketable securities as well as gross unrealized holding gains and losses as of December 31, 2024 and 2023:

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Cash	$522	$—	$—	$522
Cash equivalents	25,779	—	—	25,779
Marketable securities	26,767	7	—	26,774
Total cash, cash equivalents and marketable securities	$53,068	$7	$—	$53,075

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Cash	$2,701	$—	$—	$2,701
Cash equivalents	24,340	—	—	24,340
Marketable securities	78,791	1	—	78,792
Total cash, cash equivalents and marketable securities	$105,833	$1	$—	$105,833
The Company did not hold any securities that were in an unrealized loss position for more than 12 months as of December 31, 2024 and 2023.
There were no material realized gains or losses on available-for-sale securities during the years ended December 31, 2024 and 2023.
NOTE 4 – PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS
Property and equipment is summarized as follows:

(in thousands)	December 31, 2024	December 31, 2023
Furniture and equipment	$1,534	$1,463
Leasehold improvements	306	306
Less accumulated depreciation	(1,407)	(1,001)
Total property and equipment, net	$433	$769
Depreciation expense was $0.4 million for the years ended December 31, 2024 and 2023.
Intangible assets, net of accumulated amortization, were $0.1 million and $0.2 million as of December 31, 2024 and 2023, respectively, and are included in other assets. Amortization expense was $0.2 million and $0.1 million for the years ended December 31, 2024 and 2023, respectively.
NOTE 5 – LEASES
In September 2021, the Company entered into a 10-year lease agreement for its corporate headquarters, with a term commencing in March 2022, for approximately 19,000 square feet of office space at Hudson Commons in New York, NY (“Hudson Commons Lease”). The lease provides for monthly rental payments over the lease term. The base rent under the lease is currently $2.3 million per year. Rent payments commenced ten months following the commencement of the lease, or January 2023, and continue for ten years following the rent commencement date. The Company issued a letter of credit in the amount of $1.9 million in association with the execution of the lease agreement; the letter of credit is characterized as restricted cash on the Company’s consolidated balance sheets.
The Hudson Commons Lease has a remaining lease term of approximately eight years and includes a single renewal option for an additional five years. The Company did not include the renewal option in the lease term when calculating the lease liability as the Company is not reasonably certain that it will exercise the renewal option. The present value of the lease payments is calculated using an incremental borrowing rate of 7.02%. Lease expense is included in general and administrative and research and development expenses in the consolidated statements of operations.
ROU asset and lease liabilities related to the Company’s operating lease are as follows:

(in thousands)	December 31, 2024	December 31, 2023
ROU asset, net	$12,797	$13,894
Current lease liability	$1,336	$1,246
Long-term lease liability	$13,419	$14,756
The components of operating lease cost for the year ended December 31, 2024 and 2023 were as follows:

(in thousands)	December 31, 2024	December 31, 2023
Operating lease cost	$2,167	$2,167
Variable lease cost	—	—
Short-term lease cost	—	—
Future minimum commitments under the non-cancelable operating lease are as follows:

(in thousands)
2025	$2,316
2026	2,316
2027	2,316
2028	2,469
2029	2,469
Thereafter	7,408
$19,296
NOTE 6 – ACCRUED EXPENSES
Accrued expenses consist of the following:

(in thousands)	December 31, 2024	December 31, 2023
Payroll and bonus accrual	$2,959	$4,277
Research and development accrual	2,779	1,396
Professional fees accrual	168	522
Other	89	329
Total	$5,994	$6,524
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
On February 10, 2025, the Company received a notification letter from the Listing Qualifications Department of the Nasdaq Stock Market LLC notifying the Company that the average closing bid price of the Company’s shares of common stock was below the closing bid price of $1.00 per share during the last 31 consecutive trading days. We have an initial period of 180 calendar days, or until August 11, 2025, to regain compliance with the minimum bid price requirement.
There were 1,250 shares of Series A Preferred Stock outstanding as of December 31, 2024 and 2023. Each share of Series A Preferred Stock is convertible into 1,000 shares of common stock at any time at the holder’s option. However, the holder will be prohibited, subject to certain exceptions, from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than, at the written election of the holder, either 9.99% or 14.99% of the total number of shares of common stock then issued and outstanding, which percentage may be changed at the holder’s election to any other number less than or equal to 19.99% upon 61 days’ notice to the Company; provided, however, that effective 61 days after delivery of such notice, such beneficial ownership limitations shall not be applicable to any holder that beneficially owns either 10.0% or 15.0%, as applicable based on the holder’s initial written election noted above, of the total number of shares of common stock issued and outstanding immediately prior to delivery of such notice. In the event of a liquidation, dissolution, or winding up of the Company, holders of Series A Preferred Stock will receive a payment equal to $0.001 per share of Series A Preferred Stock before any proceeds are distributed to the holders of common stock. Holders of Series A Preferred Stock are entitled to receive dividends paid to holders of common stock at an equal rate, in the same form, and in the same manner on an as-if-converted basis.
Dividends
Through December 31, 2024, the Company has not declared or paid any dividends. No dividends on the common stock shall be declared and paid unless dividends on the preferred stock have been declared and paid.
NOTE 8 – STOCK-BASED COMPENSATION
The Company’s Board of Directors (the “Board”) adopted, and the Company’s stockholders approved, the 2017 Equity Incentive Plan (“2017 Plan”), which became effective on May 4, 2017. The initial reserve of shares of common stock under the 2017 Plan was 3,052,059 shares. The 2017 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, performance-based stock awards and other forms of stock-based awards. Additionally, the 2017 Plan provides for the grant of performance cash awards. The Company’s employees, officers, directors, consultants and advisors are eligible to receive awards under the 2017 Plan. Upon the adoption of the 2017 Plan, no further awards were granted under the prior plan. Pursuant to the terms of the 2017 Plan, on each January 1st, the plan limit shall be increased by the lesser of (x) 5% of the number of shares of common stock outstanding as of the immediately preceding December 31 and (y) such lesser number as the Board may determine in its discretion. On January 1, 2023, an additional 3,523,344 shares were reserved for issuance under the 2017 Plan. On January 1, 2024, an additional 3,534,599 shares were reserved for issuance under the 2017 Plan. As of December 31, 2024, there were 7,276,450 shares of the Company’s common stock reserved for issuance under the 2017 Plan. On January 1, 2025, no additional shares were reserved for issuance under the 2017 Plan.
The Board adopted, and the Company’s stockholders approved, the 2017 employee stock purchase plan (“ESPP”), which became effective on May 4, 2017. The initial reserve of shares of common stock that may be issued under the ESPP was 279,069 shares. The ESPP allows employees to purchase common stock of the Company at a 15% discount to the market price on designated purchase dates. During the years ended December 31, 2024 and 2023, 69,850 and 63,761 shares were purchased under the ESPP and the Company recorded expense of $65,000 and $57,000, respectively. The number of shares of common stock reserved for issuance under the ESPP will automatically increase on January 1 of each year, beginning on January 1, 2018 and continuing through and including January 1, 2027, by the lesser of (i) 1% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, (ii) 550,000 shares or (iii) such lesser number of shares determined by the Board. The Board acted prior to January 1, 2024 to provide that there be no increase in the number of shares reserved for issuance under the ESPP. As of December 31, 2024 and 2023, there were 282,996 and 352,846 shares of the Company’s common stock reserved for issuance under the ESPP.
The Board adopted, and the Company’s stockholders approved, the 2014 Equity Incentive Plan (“2014 Plan”), which authorized the Company to grant shares of common stock in the form of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock and restricted stock units. The 2014 Plan was terminated as to future awards in May 2017, although it continues to govern the terms of options that remain outstanding under the 2014 Plan. No additional stock awards will be granted under the 2014 Plan, and all outstanding stock awards granted under the 2014 Plan that are repurchased, forfeited, expire or are cancelled will become available for grant under the 2017 Plan in accordance with its terms. As of December 31, 2024, options to purchase 1,328,715 shares of common stock were outstanding under the 2014 Plan.
Unless specified otherwise in an individual option agreement, stock options granted under the 2014 Plan and 2017 Plan have a ten-year term and a four-year graded vesting period. The vesting requirement is generally conditioned upon the grantee’s continued service with the Company during the vesting period. Once vested, all options granted are exercisable from the date of grant until they expire. The option grants are non-transferable. Vested options remain exercisable for 90 days under the 2017 Plan and 30 days under the 2014 Plan subsequent to the termination of the option holder’s service with the Company. In the event of the option holder’s death or disability while employed by or providing service to the Company, the exercisable period extends to 18 months or 12 months, respectively, under the 2017 Plan and 6 months under the 2014 Plan.
Performance-based option awards generally have similar vesting terms, with vesting occurring on the date the performance condition is achieved and expire in accordance with the specific terms of the agreement. At December 31, 2024 and 2023, there were no performance-based options outstanding and unvested that include options to vest upon the achievement of certain research and development milestones.
The fair value of options granted during the years ended December 31, 2024 and 2023 was estimated using the Black-Scholes option valuation model. The inputs for the Black-Scholes option valuation model require assumptions made by management and are detailed in the table below. The risk-free interest rates were based on the rate for U.S. Treasury securities at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected life was based on the simplified method in accordance with the SEC Staff Accounting Bulletin No. Topic 14D. The expected volatility was estimated based on the Company’s published historical stock prices.
The Company granted 4,699,810 and 3,038,000 stock options during the years ended December 31, 2024 and 2023, respectively. There were 5,688,743 and 5,475,452 unvested options outstanding as of December 31, 2024 and 2023, respectively. Total expense recognized related to the stock options for the years ended December 31, 2024 and 2023 was $6.2 million and $7.7 million, respectively. Total unrecognized compensation expense related to stock options was $9.1 million and $9.4 million as of December 31, 2024 and 2023, respectively. During the years ended December 31, 2024 and 2023, the Company recognized no expense for performance-based option awards.
The Company granted 348,575 RSUs during the year ended December 31, 2024. No RSUs were granted by the Company in prior periods. The RSUs granted will vest in equal installments over three years beginning in the first quarter of 2025.
The Company’s stock-based compensation expense was recognized in operating expenses as follows:

	For the Year Ended December 31,
(in thousands)	2024	2023
Research and development	$1,631	$1,937
General and administrative	4,645	5,348
Total	$6,276	$7,285

	For the Year Ended December 31,
(in thousands)	2024	2023
Stock options and RSUs	$6,212	$7,228
Employee Stock Purchase Plan	65	57
Total	$6,276	$7,285
The fair value of stock options granted during the years ended December 31, 2024 and 2023, respectively, was estimated by utilizing the following assumptions:

	For the Year Ended December 31,
	2024	2023
	Weighted Average	Weighted Average
Volatility	87.18%	83.55%
Expected term in years	5.93	6.00
Dividend rate	0.00%	0.00%
Risk-free interest rate	4.18%	3.96%
Fair value of option on grant date	$1.88	$2.14

The following table summarizes the number of options outstanding and the weighted average exercise price:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2022	12,961,238	$4.13	7.42	$62,158
Vested and exercisable at December 31, 2022	6,742,890	$5.05	6.20	$61,214
Granted	3,038,000	2.63	9.20
Exercised	(146,346)	2.76
Forfeited or expired	(728,346)	3.44
Options outstanding December 31, 2023	15,124,546	$3.87	6.90	$5,212,586
Vested and exercisable at December 31, 2023	9,649,094	$4.47	5.97	$2,464,620
Granted	4,699,810	2.58	5.87
Exercised	(248,024)	3.13
Forfeited or expired	(4,234,976)	3.77
Options outstanding December 31, 2024	15,341,356	$3.49	5.87	$—
Vested and exercisable at December 31, 2024	9,652,613	$4.07	5.87	$—
At December 31, 2024, there was $9.1 million of unamortized stock-based compensation expense, which is expected to be recognized over a remaining average vesting period of 2.15 years. At December 31, 2023, there was $9.4 million of unamortized stock-based compensation expense, which is expected to be recognized over a remaining average vesting period of 2.23 years.
NOTE 9 – INCOME TAXES
At December 31, 2024, the Company has available $177.3 million and $197.5 million of unused net operating loss (“NOL”) carryforwards for federal and state tax purposes, respectively, that may be applied against future taxable income. The Company also has $163.8 million of unused NOL carryforwards for New York City purposes. The NOL carryforwards will begin to expire in the year 2037 if not utilized prior to that date.
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
The Company maintains a full valuation allowance against its net deferred tax assets. The valuation allowance decreased by $3.2 million for the year ended December 31, 2024 and increased by $18.9 million for the year ended December 31, 2023. The increase in valuation allowance in 2023 is primarily due to the royalty monetization liability, increase in stock-based compensation and increase in capitalized research and experimental costs.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2024	2023
Deferred tax assets/liabilities:
Net operating loss carryovers	$62,120	$55,653
Intangible assets	5,406	7,522
Capitalized research and experimental costs	14,939	10,909
Stock-based compensation	5,534	7,248
Lease liability	3,324	4,495
Royalty monetization liability	—	8,428
Research and development tax credits	2,229	2,878
Charitable contributions	2	—
Depreciation	(93)	(166)
Right-of-use asset	(2,883)	(3,903)
Other	(1,103)	(435)
Total gross deferred tax assets/liabilities	89,474	92,629
Valuation allowance	(89,474)	(92,629)
Net deferred tax assets (liabilities)	$—	$—
A reconciliation of the statutory U.S. Federal rate to the Company’s effective tax rate is as follows:

	December 31,
	2024	2023
Federal income tax benefit at statutory rate	21.00	21.00
State income tax, net of federal benefit	(26.01)	9.12
Foreign rate differential	0.31	—
Permanent items	(1.70)	(1.32)
Change in valuation allowance	11.13	(29.23)
Research and development tax credits	—	1.05
Other	(4.73)	(0.62)
Effective income tax expense rate	0.00%	0.00%

The Company’s reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies related to the tax benefit. For the years ended December 31, 2024 and 2023, the Company had no unrecognized tax benefits or related interest and penalties accrued. The Company would recognize both accrued interest and penalties related to unrecognized benefits in provision for income taxes. The Company’s uncertain tax positions yet to be determined would be related to years that remain subject to examination by relevant tax authorities. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.
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
AstraZeneca AB License Agreement
In December 2021, the Company entered into an exclusive license agreement with AstraZeneca AB (“AstraZeneca”), for a library of early-stage small molecules targeting the KCC2 transporter, including lead candidate OV350. Upon execution of the agreement, the Company was obligated to pay an upfront cash payment of $5.0 million and issued shares of the Company’s common stock in an amount that equaled $7.3 million based on the volume-weighted average price of shares of the Company’s common stock for the 30 business days immediately preceding the execution date of the transaction. Since the intangibles acquired in the AstraZeneca license agreement do not have an alternative future use, all costs incurred were treated as research and development expense.
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
Gensaic Equity Agreement and Collaboration and Option Agreement
In August 2022, the Company entered into an equity agreement and a collaboration and option agreement with Gensaic (“Gensaic Collaboration Agreement”). Under the terms of the equity agreement, the Company invested a total of $5.1 million in exchange for convertible preferred stock in Gensaic. The Company also retained rights to invest in future equity financing rounds. Dr. Jeremy Levin, the Company’s Chairman and CEO, is currently the Chairman of Gensaic’s board of directors. The Gensaic Collaboration Agreement involves the research and development of Gensaic’s proprietary platform for certain rare central nervous system (“CNS”) disorder targets. Under the Gensaic Collaboration Agreement, Gensaic granted the Company an option to obtain an exclusive license with respect to certain identified lead phage-derived particle (“PDP”) products, which are exercisable at any time prior to the expiration of the option period. Once a product is identified by the Company that demonstrates sufficient efficacy, the Company may exercise its option with respect to the specific research program for that PDP product.

The Company shall reimburse Gensaic for Gensaic’s research costs related to the specific research plan for PDP products identified. The research plan and budget shall be mutually agreed upon by the parties and shall not exceed $3.0 million in any research year. The Company will record these reimbursement payments as research and development costs in the period the research costs are incurred. In May 2023, the Company identified a lead PDP candidate for further research and provided $3.5 million to Gensaic to support the approved research plan and budget. The amount is expensed as the research and development occurs with the remaining amount included in prepaid expenses and other current assets in the condensed consolidated balance sheets. The balance of the previously provided research funds was $1.0 million and $2.5 million as of December 31, 2024 and 2023, respectively. Research and development expense was $1.5 million and $1.1 million during the years ended December 31, 2024 and 2023, respectively.
If a product is ultimately commercialized under this agreement, the Company is required to make tiered royalty payments to Gensaic in the mid-single to low double-digit range based on the net sales of all licensed PDP products during the royalty term. The Company is also responsible for potential tiered milestone payments of up to $452.0 million based upon the achievement of certain sales milestone events and developmental milestone approvals for three or more products. Gensaic also has the option to become a collaborative partner in the development and commercialization of PDP products in exchange for a fee based on a percentage of the costs incurred by the Company through the date Gensaic exercises its option. The Company would no longer be required to pay Gensaic royalty or milestone payments if Gensaic elects to exercise its option. The Company may terminate this agreement by providing written notice to Gensaic 90 days in advance of the termination date.
In March 2025, Novo Nordisk invested in Gensaic’s novel protein design technology with the aim to discover tissue targeting ligands and develop new therapeutic candidates to treat cardiometabolic disease. Under the agreement, Gensaic is eligible to receive up to $354 million in upfront payments, development and commercial milestones per target plus tiered royalties.
As of December 31, 2024, none of these contingent payments were considered probable.
Non-Operating Loss
During the quarter ended September 30, 2024, the Company was the victim of a criminal scheme involving a business email compromise at one of its development collaborators, which led to a fraudulent transfer totaling $1.8 million to a third-party impersonating one of the Company’s development collaborators. The matter was reported to the U.S. Secret Service and Federal Bureau of Investigation and a loss was recorded in Other income (expense) in the Consolidated Statement of Operations. The Company continued to work with law enforcement authorities and the banks involved in the funds transfer to pursue recovery of the $1.8 million, but had no assurance of recovery until January 15, 2025, when the Company fully recovered the $1.8 million and intends to record a gain in Other income (expense) in the Consolidated Statement of Operations in the first quarter of 2025.

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
Under the terms of their respective employment agreements, each of the Company’s named executive officers is eligible to receive severance payments and benefits upon a termination without “cause” or due to “permanent disability,” or upon “resignation for good reason,” contingent upon the named executive officer’s delivery to the Company of a satisfactory release of claims, and subject to the named executive officer’s compliance with non-competition and non-solicitation restrictive covenants for two years following the termination date.
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
Under the RLT Agreement, all rights in soticlestat are owned by Takeda or exclusively licensed to Takeda by the Company. Takeda assumed all responsibility for, and costs of, both development and commercialization of soticlestat, and the Company will no longer have any financial obligation to Takeda under the original collaboration agreement, including milestone payments or any future development and commercialization costs. In March 2021, upon the closing of the RLT Agreement, the Company received a non-refundable upfront payment of $196.0 million and was eligible to receive up to an additional $660.0 million upon Takeda achieving developmental, regulatory and sales milestones. Additionally, the Company was entitled to receive tiered royalties beginning in the low double-digits, and up to 20% on sales of soticlestat if regulatory approval was achieved. In 2023, the Company sold a 13% stake in the royalty, regulatory and commercial milestone payments that the Company was eligible to receive under the RLT Agreement to Ligand for $30.0 million.
During the years ended December 31, 2024 and 2023, no income or expense was recognized pursuant to the RLT Agreement. In June 2024, Takeda issued a press release indicating the soticlestat trials missed their primary endpoints and noted that while Takeda would discuss the program with FDA, Takeda fully impaired the asset representing soticlestat. In January 2025, Takeda discontinued the program.
Healx License and Option Agreement
In February 2022, the Company entered an exclusive license option agreement (“Healx License and Option Agreement”) with Healx, Ltd. (“Healx”). Under the terms of the Healx License and Option Agreement, Healx secured a one-year option to investigate gaboxadol (“OV101”) as part of a potential combination therapy for Fragile X syndrome in a Phase 1B/2A clinical trial, as well as a treatment for other indications, for an upfront payment of $0.5 million, and fees to support prosecution and maintenance of the Company’s relevant intellectual property rights. At the end of the one-year option period, Healx had the option to secure rights to an exclusive license under the Company’s relevant intellectual property rights, in exchange for an additional payment of $2.0 million, development and commercial milestone payments, and low to mid-tier double-digit royalties. In February 2023, the Company granted an extension of the option period for up to four months for Healx to continue to investigate gaboxadol. Royalties on net sales, if any, are payable on a country-by-country and product-by-product basis during the period beginning on the date of the first commercial sale of such product in such country and ending on the later to occur of the expiration of patent rights covering the product in such country and a specified anniversary of such first commercial sale.
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
In June 2023, the Company entered into an amendment to the Healx License and Option Agreement whereby revisions were made to terms regarding the timing of the option exercise fee payable by Healx to the Company, the clinical and regulatory milestone payment structure, and the royalty payment structure. Additionally, the parties agreed that following the exercise of the option, Healx would assume direct responsibility for patent maintenance and prosecution and that the Company would transfer to Healx all supply obligations with respect to the active pharmaceutical ingredient and finished gaboxadol products and any related licensed technology and know-how in the Company’s possession that is relevant to the manufacture of such licensed products.
No revenue was recognized relating to this agreement during the years ended December 31, 2024 and 2023.
Marinus Pharmaceuticals Out-License Agreement
In March 2022 the Company entered into an exclusive patent license agreement with Marinus (“Marinus License Agreement”). Under the Marinus License Agreement, the Company granted Marinus an exclusive, non-transferable (except as expressly provided therein), royalty-bearing right and license under certain Ovid patents relating to ganaxolone to develop, make, have made, commercialize, promote, distribute, sell, offer for sale and import licensed products in the territory (which consists of the United States, the European Economic Area, United Kingdom and Switzerland) for the treatment of CDKL5 deficiency disorders. Following the date of regulatory approval by the FDA of the first licensed product in the territory which was received on March 18, 2022, Marinus issued, at the Company’s option, 123,255 shares of Marinus common stock, par value $0.001 per share, as payment. The Marinus License Agreement also provides for payment of royalties from Marinus to the Company in single-digits on net sales of each such licensed product sold.
The Company recorded revenue and an associated investment in equity securities of approximately $0.9 million related to the Marinus License Agreement in March 2022, based on the price of Marinus common stock at that time. The Company had unrealized losses on the Marinus common stock of $1.3 million and $0.8 million, respectively, for the years ended December 31, 2024 and 2023, which were recorded as unrealized gains (losses) on equity securities and reflected in other income (expenses), net in the consolidated statements of operations. Marinus was acquired by Immedica, S.A. in February 2025.
Graviton License Agreement and Equity Purchase
In April 2023, the Company entered into a collaboration and license agreement with Graviton (“Graviton Agreement”), whereby it secured from Graviton an exclusive license to develop and commercialize Graviton’s library of ROCK2 inhibitors including their lead program GV101 (OV888) in rare CNS disorders (excluding amyotrophic lateral sclerosis) worldwide (excluding China, Hong Kong, Macau and Taiwan). Under the Graviton Agreement, the Company and Graviton plan to investigate GV101 in cerebral cavernous malformations as well as Graviton’s library of ROCK2 inhibitors in other rare CNS disorders. The Company will be responsible for all development and commercialization costs of the products. Should the Company receive regulatory approval and commercialize any of Graviton’s ROCK2 inhibitors, it will pay Graviton tiered royalties on net sales ranging from the mid to high teens. As part of the Graviton Agreement, the Company also purchased shares of Graviton’s preferred stock for $10.0 million. The Company recorded the purchase of the preferred stock as a long-term equity investment on its consolidated balance sheets. In December 2023 and March 2024, the Company recognized unrealized gains on the investment due to an observable change in price, and recorded the gain in other income (expense), net, in the consolidated statements of operations. The program related to this collaboration agreement is currently paused, pending regulatory feedback on another competitive clinical-stage development program.
NOTE 12 – RELATED PARTY TRANSACTIONS
In March 2021, the Company entered into the RLT Agreement with Takeda. For a description of the RLT Agreement, see Note 11.
NOTE 13 – NET LOSS PER SHARE
The basic and diluted net loss per common share is presented in conformity with the two-class method required for participating securities and multiple classes of shares. The Company considers its preferred stock to be in-substance common stock (Note 2). The Series A Preferred stock was excluded from the calculation of net loss per share and presented as anti-dilutive in prior periods, but is deemed in-substance common stock and is now reflected as a class of common stock for purposes of calculating net loss per share for the years ended December 31, 2024 and 2023. The impact of the change to previously reported net loss per share is not material.
Basic net loss per common share is calculated based upon the allocation of net loss to the weighted-average number of common shares outstanding during the period, excluding outstanding stock options that have not yet vested, and weighted-average number of shares of Series A Preferred stock outstanding during the period on an as-converted basis. For any period in which the Company records net income, diluted net income per share is calculated in the same manner as basic net loss per share, except that diluted net loss per common share includes outstanding common stock and common shares underlying outstanding options in the number of shares used to allocate net loss to share classes and as the denominator in calculating net loss per common share - diluted.
Diluted net loss per common share is equivalent to the basic net loss per common share due to the exclusion of outstanding stock options because the inclusion of these securities would result in an anti-dilutive effect on per common share amounts.

The following tables summarize the calculation of basic and diluted net loss per share:

	For the Year Ended December 31, 2024
(in thousands, except share and per share data)	Series A Preferred Stock	Common Stock
Net loss per share, basic and diluted
Allocation of loss	$(458)	$(25,975)
Weighted-average shares outstanding, basic and diluted	1,250	70,905,422
Net loss per share, basic and diluted	$(366.33)	$(0.37)

	For the Year Ended December 31, 2023
(in thousands, except share and per share data)	Series A Preferred Stock	Common Stock
Net loss per share, basic and diluted
Allocation of loss	$(911)	$(51,428)
Weighted average shares outstanding, basic and diluted	1,250	70,580,604
Net loss per share, basic and diluted	$(728.64)	$(0.73)
The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	For the Year Ended December 31,
	2024	2023
Stock options to purchase common stock	15,341,356	15,124,546
NOTE 14 – SEGMENT REPORTING
In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280),” which requires companies to enhance disclosure of significant segment expenses by requiring disclosure of significant segment expenses regularly provided to the chief operating decision maker, extend certain annual disclosures to interim periods, and permits more than one measure of segment profit or loss to be reported under certain conditions. The amendments are effective for the Company in years beginning after December 15, 2023, and interim periods within years beginning after December 15, 2024.
The Company has determined that it operates as one segment focused on developing medicines for brain conditions with significant unmet need. The Company’s pre-commercial development drug candidates have similar economic and other characteristics, including all being in the small-molecule therapeutic class that share target markets, development pathways, and regulatory environments. The Chief Operating Decision Maker (“CODM”) is the Chairman and Chief Executive Officer (“CEO”), who reviews profit and loss information on a consolidated basis to assess performance and make operating and planning decisions, including resource allocations among active programs. The determination of the single segment is consistent with the information provided to the CEO. As the Company’s operations are comprised of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets”. Segment asset information is not used by the CODM to allocate resources.

The following tables summarize the Company’s segment information as presented to the CEO and as required in ASU 2023-07 for the periods indicated:

	For the Year Ended December 31,
(in thousands)	2024	2023
Revenue	$566	$392
Payroll and payroll-related expenses	9,889	10,541
Direct program expenses
OV350/KCC2 library	8,785	2,656
OV888 (GV101)	8,212	3,788
OV329	4,485	4,285
Gensaic projects	1,493	1,057
Other programs	990	2,819
Total direct program expenses	23,965	14,605
Other research and development expenses	2,913	3,442
Total research and development expenses	36,767	28,588
Payroll and payroll-related expenses	13,835	17,131
Legal and professional fees	6,573	7,610
General office expenses	5,275	6,344
Total general and administrative expenses	25,684	31,085
Total operating expenses	62,451	59,673
Operating loss	(61,885)	(59,281)
Other (income) expense	(35,452)	(6,943)
Net loss	$(26,433)	$(52,339)

Other research and development expenses include general office expenses allocated to research and development, b including costs related to rent and depreciation of leasehold improvements, and nonclinical contract labor. Other income/expense includes decrease in fair value of royalty monetization liability, loss on fraudulent funds transfer, unrealized net gain on equity investments and interest/accretion income on securities.
Other significant segment information includes:

	For the Year Ended December 31,
(in thousands)	2024	2023
Decrease in fair value of royalty monetization liability	$30,000	$—
Stock-based compensation expense	6,276	7,285
Interest/accretion income on securities	3,915	4,940
Severance expense	3,508	1,653
Loss on fraudulent funds transfer	1,800	—
Unrealized net gain on equity investments	3,337	2,003
Depreciation and amortization	613	568