Form 10-K/A
period 2024-12-31
Ovid Therapeutics Inc.
filed 2025-04-30
CIK 1636651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K/A
(Amendment No. 1)
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
As of April 24, 2025, there were 71,109,514 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None
Auditor Name: KPMG LLP            Auditor Location: New York, NY            Auditor Firm ID: 185

EXPLANATORY NOTE
Ovid Therapeutics Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (“Amendment”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2025 (the “Initial Filing”), to include the information required by Items 10 through 14 of Part III of the Annual Report on Form 10-K. We are filing this Amendment to include Part III information in our Form 10-K because the Company’s definitive proxy statement will not be filed within 120 days after the end of the fiscal year covered by the Company’s Annual Report on Form 10-K.
In addition, Item 15 of the Initial Filing has also been amended to reflect the filing of the new certifications of its principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Since no new financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Because no financial statements are contained within this Amendment, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Except as contained herein, this Amendment does not modify or update disclosures contained in the Initial Filing. This Amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the date of the Initial Filing.
In this Amendment, unless the context requires otherwise, all references to “we,” “our,” “us,” “Ovid” and the “Company” refer to Ovid Therapeutics Inc.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
BOARD OF DIRECTORS
The following table sets forth information regarding each member of our Board of Directors (the “Board”), including their ages as of April 24, 2025. There are no family relationships among any of our directors.

Name	Age	Position	Director Since
Jeremy M. Levin, DPhil, MB BChir	71	Chairman of the Board and Chief Executive Officer	2015
Karen Bernstein	72	Director	2015
Barbara Duncan	60	Director	2017
Kevin Fitzgerald	57	Director	2021
Bart Friedman	80	Director	2015
Stelios Papadopoulos	76	Director	2025
Jeremy M. Levin, DPhil, MB BChir has been our chief executive officer since March 2015 and chairman of our Board since April 2014. Prior to joining us, Dr. Levin joined Teva Pharmaceutical Industries Ltd., a publicly held pharmaceutical company, from January 2012 and was president and chief executive officer until October 2013. From September 2007 to December 2011, Dr. Levin held several roles at Bristol-Myers Squibb Company, a publicly held pharmaceutical company, ultimately serving as the senior vice president of strategy, alliances and transactions. Dr. Levin also served as a member of the executive committee at Bristol-Myers Squibb Company where he was the architect of and implemented the String of Pearls Strategy which transformed the company. Prior to that, Dr. Levin served as global head of strategic alliances at Novartis Institutes for Biomedical Research, Inc., a division of Novartis AG, from 2002 to 2007. Previously, he served on the board of directors of various public and private biopharmaceutical companies. Dr. Levin is currently Chairman of Opthea Limited (Nasdaq: OPT; ASX: OPT) a public biotechnology company based in Australia. Dr. Levin previously served on public company boards of directors, including Biocon, H. Lundbeck A/S and was the previous chairman and on the board of the Biotechnology Innovation Organization. Dr. Levin has practiced medicine as a physician at university hospitals in England, South Africa and Switzerland. Dr. Levin earned his BA in zoology, an MA in cell biology and DPhil in chromatin structure, all from University of Oxford, and his MB and BChir from the University of Cambridge. We believe Dr. Levin’s extensive experience in the global biotechnology and pharmaceutical industry qualifies him to serve on our Board.
Karen Bernstein, PhD has served as a member of our Board since September 2015. Prior to joining us, Dr. Bernstein co-founded BioCentury Inc., a provider of scientific, clinical, regulatory, policy and business analysis and data for the biotechnology and pharmaceutical industries, where she served as Chairman and Editor-in-Chief from its inception in August 1992 to August 2015, and continues to serve as Chairman. Dr. Bernstein is a trustee of the Keck Graduate Institute, a director at the Clinical Path Institute, a member of the board of overseers of Scripps Research and a director at Mind What Matters, a non-profit dedicated to aiding caregivers for Alzheimer’s disease patients. She previously served on the boards of directors of Vitae Pharmaceuticals, Inc., which was acquired by Allergan Holdco US Inc., Codiak Biosciences Inc. and Achaogen Inc. Dr. Bernstein earned her BA in Politics and History from Brandeis University and her PhD in Political Science from Stanford University. We believe Dr. Bernstein’s extensive knowledge of the life sciences industry qualifies her to serve on our Board.
Barbara Duncan has served as a member of our Board since June 2017. She previously served as the Chief Financial Officer and Treasurer at Intercept Pharmaceuticals, Inc., a publicly held biopharmaceutical company from May 2009 to July 2016. Prior to Intercept, Ms. Duncan held various senior leadership roles of increasing responsibility at DOV Pharmaceutical, Inc., a biotechnology company, including Chief Financial Officer and ultimately serving as Chief Executive Officer prior to DOV’s sale to Euthymics Bioscience, Inc., a biopharmaceutical company, in 2010. Ms. Duncan has also held roles in the corporate finance groups at SBC Warburg Dillon Read, Inc. and Lehman Brothers Inc. She currently serves on the boards of directors of Halozyme Therapeutics, Inc., Atea Pharmaceuticals, Inc. and Fusion Pharmaceuticals Inc., and previously served on the board of directors of Adaptimmune Therapeutics plc, Immunomedics, Inc., Jounce Therapeutics, Inc., ObsEva SA, Innoviva, Inc. and Aevi Genomic Medicine, Inc. Ms. Duncan received her BS from Louisiana State University and her MBA from the Wharton School of the University of Pennsylvania. We believe that Ms. Duncan’s financial background and extensive experience in executive positions with several pharmaceutical companies combined with her experience serving on the boards of directors of multiple public companies is important to our strategic planning and financing activities and gives her the qualifications, skills and financial expertise to serve on our Board.
Kevin Fitzgerald, PhD has served as a member of our Board since October 2021. Dr. Fitzgerald has 25 years of successful drug discovery experience and currently serves as Executive Vice President, the Chief Scientific Officer, Head of Research and Early Development at Alnylam Pharmaceuticals. He joined Alnylam in 2005 after a seven-year tenure at Bristol Myers Squibb. At Alnylam, Dr. Fitzgerald and his teams discovered and clinically validated two different modes of siRNA delivery, and he has been instrumental in the development of a novel pipeline of approved and progressing RNAi therapeutics. Dr. Fitzgerald is a prolific inventor. He is co-inventor on many of Alnylam’s technologies, marketed, and pipeline programs. He has co-authored more than 50 peer-reviewed papers, which have been published in prestigious journals including Nature, Cell, and the New England Journal of Medicine. Dr. Fitzgerald received his BS from Cornell University and his PhD from Princeton University. We believe that Dr. Fitzgerald’s expertise with small molecules and his experience transforming science and novel technologies into commercial medicines, qualifies him to serve on our Board.
Bart Friedman, JD has served as a member of our Board since November 2015 and is our lead independent director. Mr. Friedman is Senior Counsel at Cahill Gordon & Reindel LLP, a New York based law firm, where he spent over 50 years of his career, including as a partner. Mr. Friedman’s practice focuses on corporate governance investigations and advisory and crisis advisory. Mr. Friedman is currently the Chair of the Board of Giant Eagle, Inc. Earlier in his career, Mr. Friedman worked at the Securities and Exchange Commission, initially as Special Counsel and later as Assistant Director. Mr. Friedman previously served as Chairman of the board of directors of the Sanford C. Bernstein Mutual Funds and as lead independent director of the board of directors of Allied World Assurance Holdings. Mr. Friedman earned his AB from Long Island University and his JD from Harvard Law School and served for one year on the Research Faculty of Harvard Business School. We believe Mr. Friedman’s broad experience advising financial institutions, global corporations and boards of directors of publicly held companies qualifies him to serve on our Board.
Stelios Papadopoulos, PhD has served as a member of our Board since March 2025. Dr. Papadopoulos co-founded Exelixis, Inc., a publicly held biotechnology company, has been a director since 1994 and the Chair of the Board since 1998. Dr. Papadopoulos has served as a member of the board of directors of Regulus Therapeutics Inc., a publicly held biopharmaceutical company focused on the development of medicines targeting microRNAs, since 2008, and as its Chairman since 2013. He previously served as a member of the board of directors of the following other publicly held companies: Biogen, Inc., a biopharmaceutical company focused on the treatment of serious diseases, from 2008 to 2023, and as its Chairman from 2014 to 2023; and Eucrates Biomedical Acquisition Corp., a special purpose acquisition company (SPAC), and as its Chairman, from 2020 to 2023. Dr. Papadopoulos holds an M.S. in Physics, a Ph.D. in Biophysics and an M.B.A. in Finance, all from New York University. We believe that Dr. Papadopoulos’s knowledge and expertise regarding the biotechnology and healthcare industries, his broad leadership experience on various boards and his experience with financial matters gives him the qualifications, skills and financial expertise to serve on our Board.
EXECUTIVE OFFICERS
The following table sets forth information regarding our executive officers who are not listed above as a member of our board of directors, including their ages as April 24, 2025. There are no family relationships among any of our executive officers.

Name	Age	Position
Jeremy M. Levin, DPhil, MB BChir	71	Chairman of the Board and Chief Executive Officer
Margaret Alexander	44	President and Chief Operating Officer
Jeffrey Rona	56	Chief Business and Financial Officer
Margaret “Meg” Alexander has served as our President and Chief Operating Officer since September 2024. Ms. Alexander previously served as the Company’s Chief Strategy Officer (from June 2023 to September 2024), Chief Corporate Affairs Officer (from January 2022 to June 2023) and Vice President, Communications (from July 2021 to January 2022). Prior to Ovid, Ms. Alexander had a two-decade long career creating strategies to build corporate value, launch medicines and mitigate risk for biopharmaceutical and Fortune 500 companies. She founded and scaled the Reputation and Risk Management business at Syneos Health, a clinical and commercial resource organization, where she served as Managing Director, Reputation & Risk Management from January 2015 to June 2020. She guided the launch of more than 25 medicines, and shaped major initiatives for leading multinational companies, including Pfizer, Novartis, Amgen, Janssen, Boehringer Ingelheim, Alnylam, BioMarin, Nestle, Coca-Cola and many others. Ms. Alexander began her career at Ruder Finn, and holds a Bachelor of Business Administration from the College of William & Mary.

Jeffrey Rona has served as our Chief Business and Financial Officer since June 2021 and as our Chief Business Officer since September 2020. He is responsible for leading Ovid’s capital formation with investor groups and strategic corporate partnerships. Mr. Rona previously served as consulting chief financial officer, beginning in August 2019, to assist us with strategic financings. Mr. Rona also worked as a managing director with Danforth Advisors, LLC, a strategic consulting firm for life sciences companies, from October 2017 through September 2020. Prior to that, Mr. Rona was the chief financial officer for Great Basin Scientific, Inc., a molecular diagnostics company, from October 2014 through October 2017. Mr. Rona’s over 30 years of experience also includes senior leadership positions with GlobeImmune, Inc., AlgoRx Pharmaceuticals, Inc., and Agenus Inc. formerly, Antigenics Inc (Nasdaq: AGEN). Additionally, he serves as a board member and the audit committee chair of S&W Seed Company (Nasdaq: SANW). Mr. Rona began his career at Coopers & Lybrand LLP and UBS Investment Bank and holds a BS in accounting from Case Western Reserve University.
CORPORATE GOVERNANCE
Audit Committee
The Audit Committee of the Board oversees our corporate accounting and financial reporting processes, systems of internal control, audits of its financial statements and the integrity of the Company's financial statements. Drs. Bernstein and Poole, Ms. Duncan and Mr. Friedman served as members of the Audit Committee during 2024, with Ms. Duncan serving as chair of the committee. Dr. Papadopoulos was appointed as a member of the Audit Committee in March 2025. The Board reviews the Nasdaq listing standards definition of independence for Audit Committee members on an annual basis and has determined that all members of the Audit Committee are independent (as independence is currently defined in Rule 5605(c)(2)(A)(i) and (ii) of the Nasdaq listing standards). Our Board also determined that Mr. Friedman and Ms. Duncan were each an “audit committee financial expert” within the meaning of the SEC regulations and applicable listing standards of Nasdaq.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees. The Code of Business Conduct and Ethics is available on our website at www.ovidrx.com. We intend to promptly disclose on our website or in a Current Report on Form 8-K in the future (i) the date and nature of any amendment (other than technical, administrative or other non-substantive amendments) to the Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K and (ii) the nature of any waiver, including an implicit waiver, from a provision of the Code of Conduct that is granted to one of these specified individuals that relates to one or more of the elements of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, the name of such person who is granted the waiver and the date of the waiver. The full text of our Code of Conduct is available at the Investors section of our website at www.ovidrx.com.
Corporate Governance Guidelines
The Board has adopted Corporate Governance Guidelines to assure that the Board will have the necessary authority and practices in place to review and evaluate our business operations as needed and to make decisions that are independent of our management. The guidelines are also intended to align the interests of directors and management with those of our stockholders. The Corporate Governance Guidelines set forth the practices the Board intends to follow with respect to, among other things, board composition and selection including diversity, board meetings and involvement of senior management, Chief Executive Officer performance evaluation and succession planning, and board committees and compensation. The Corporate Governance Guidelines is available on our website at www.ovidrx.com under the heading “Investors–Governance.”
Insider Trading Policy
We have adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers, employees and designated consultants that is designed to promote compliance with insider trading laws, rules and regulations, as well as procedures designed to further the foregoing purposes. A copy of our Insider Trading Policy is filed as an exhibit to our Annual Report on Form 10-K for our fiscal year ended December 31, 2024. In addition, it is our intent to comply with applicable laws and regulations relating to insider trading.

ITEM 11. EXECUTIVE COMPENSATION
Summary Compensation Table
The following table sets forth information for each of the last two completed fiscal years, as applicable, regarding compensation awarded to or earned by our Chief Executive Officer and the two other most highly compensated executive officers, or collectively, the named executive officers, during the fiscal years indicated:

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)(2)	Stock Awards(1)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Jeremy M. Levin, DPhil, MB BChir	2024	625,296	1,842,680	—	292,326	13,800	2,774,102
Chief Executive Officer	2023	596,965	1,106,520	—	390,810	13,200	2,107,495
Margaret Alexander	2024	484,417	821,928	103,500	231,510	13,800	1,655,155
President and Chief Operating Officer(5)
Jeffrey Rona	2024	492,128	703,068	103,500	206,300	13,800	1,518,796
Chief Business & Financial Officer	2023	469,257	322,735	—	255,907	13,200	1,061,098

(1)The amounts reported in this column represent the aggregate grant date fair value of the option awards and restricted stock unit (“RSU”) awards granted to our named executive officers during the years indicated as computed in accordance with Accounting Standards Codification (“ASC”) Topic 718 (“ASC 718”). See Note 8 to the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for a discussion of assumptions made by the Company in determining the aggregate grant date fair value of our option awards and RSUs. Note that the amounts reported in this column reflect the accounting cost for these stock options and RSUs and do not reflect the actual economic value that may be realized by the named executive officers upon the vesting of the stock options, the exercise of the stock options or the sale of the common stock underlying such stock options.
(2)See “—Narrative Disclosure to the Summary Compensation Table—Equity-Based Incentive Awards” below for a description of the material terms of the program pursuant to which this compensation was awarded.
(3)The amounts shown for non-equity incentive plan compensation represent amounts earned for the fiscal years presented, whether or not actually paid during such year. This column reflects amounts earned based on the achievement of Company corporate objectives and individual goal achievements and other factors deemed relevant by the Board and Compensation Committee. For additional information, see “–Narrative Disclosure to the Summary Compensation Table – Annual Performance-Based Cash Compensation.”
(4)The amounts reflect matching contributions made by us to the respective 401(k) plan accounts.
(5)Ms. Alexander was not a named executive officer in 2023 and, thus, only 2024 compensation information is presented.
Narrative Disclosure to the Summary Compensation Table
Our Compensation Committee reviews compensation annually for all executive officers, including our named executive officers. In setting executive base salaries and annual cash incentives and granting equity incentive awards, we consider compensation for comparable positions in the market, the historical compensation levels of our executives, individual performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short- and long-term results that are in the best interests of our stockholders, and a long-term commitment to our Company.
The Compensation Committee has historically determined our named executive officers’ compensation and has typically reviewed and discussed management’s proposed compensation with our Chief Executive Officer for all executives other than our Chief Executive Officer.

Annual Base Salary
Our named executive officers receive a base salary to compensate them for services rendered to us. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. Other than Dr. Levin, none of our named executive officers is currently party to an employment agreement or other agreement or arrangement that provides for automatic or scheduled increases in base salary. Our employment agreement with Dr. Levin provides for his base salary to be at least within the 75th percentile of base salaries of the peer group public company chief executive officer in accordance with Radford or another reputable compensation consultant selected by the Board in its sole discretion. See “—Employment Arrangements” for additional information.
Equity-Based Incentive Awards
Annual Awards
Our equity award program is the primary vehicle for offering long-term incentives to our named executive officers. We believe that equity awards provide our named executive officers with a strong link to our long-term performance, create an ownership culture and help to align the interests of our named executive officers and our stockholders. Historically, we have used stock option grants for this purpose because we believe they are an effective means by which to align the long-term interests of our named executive officers with those of our stockholders. The use of options can also provide tax and other advantages to our named executive officers relative to other forms of equity compensation.
We award equity grants broadly to our employees, including to our non-executive employees. Grants to our executives and other employees are made at the discretion of the Board and are generally made upon commencement of employment, promotion or annually during the first quarter of each year. We believe that our equity awards are an important retention tool for our named executive officers, as well as for our other employees.
In connection with our annual grant process, on February 22, 2024, our Compensation Committee granted each of Dr. Levin, Ms. Alexander, and Mr. Rona an option to purchase 700,000 shares, 168,750 shares, and 168,750 shares of our common stock, respectively, at an exercise price of $3.68 per share under the 2017 Equity Incentive Plan. Twenty-five percent of the shares subject to each option award vested on the one-year anniversary of the grant date and the remaining shares subject to such option awards will vest in 36 equal monthly installments thereafter, subject to the executive’s continuous service to us through each vesting date. Additionally, in connection with our annual grant process, on February 22, 2024, our Compensation Committee granted each of Ms. Alexander and Mr. Rona 28,125 RSUs. Each RSU award will vest in three equal annual installments commencing on February 22, 2025, subject to each executive’s continuous service to us through each such vesting date.
Retention and Other Awards
In July 2024, to enhance motivation and address retention concerns as a result of a workforce reduction implemented to reduce costs while continuing to pursue the Company’s revised strategic plan, the Compensation Committee granted retention awards to our employees, including our named executive officers, in the form of stock option awards (the “Retention Awards”). Each of Ms. Alexander and Mr. Rona received a stock option award to purchase 315,000 shares of our common stock, at an exercise price of $1.05 per share under the 2017 Equity Incentive Plan. 50% of the shares subject to the option will vest and become exercisable on July 30, 2025, and the remaining shares will vest in 24 equal monthly installments thereafter, subject to the executive’s continuous service with us through each vesting date.
Additionally, in connection with her promotion to President and Chief Operating Officer, in September 2024, our Compensation Committee granted Ms. Alexander an option to purchase 140,000 shares of our common stock at an exercise price of $1.07 per share under the 2017 Equity Incentive Plan. Twenty-five percent of the shares subject to each option award vest on the first anniversary of the grant date and the remaining shares subject to such option awards will vest in 36 equal monthly installments thereafter, subject to the executive’s continuous service to us through each vesting date.
Annual Performance-Based Cash Compensation
The annual incentive plan for executive officers is a cash-based plan that rewards named executive officers for the achievement of key short-term objectives. The structure of the annual cash plan incentivizes named executive officers to achieve annual financial and operational results that the Compensation Committee views as critical to the execution of our business strategy. Under the 2024 program, each named executive officer was eligible for an annual cash incentive based on the percentage attainment of our 2024 corporate goals established by our Board in its sole discretion and communicated to each officer. Each named executive officer is assigned a target cash incentive opportunity, expressed as a percentage of their annual base salary, which for 2024 was 55% for Dr. Levin, 45% for Ms. Alexander, and 40% for Mr. Rona.
For 2024, the Compensation Committee determined that 106% of the corporate objectives were achieved. Dr. Levin’s target cash incentive payment is calculated 100% on fulfillment of corporate objectives. However, in consultation with management and based on guidance from the Consultant, the Compensation Committee elected to award Dr. Levin 85% of his target cash incentive. This adjustment was made primarily to recognize our share price performance for the year following topline results from Takeda on Soticlestat. Ms. Alexander's and Mr. Rona’s target cash incentive payments are calculated whereby 80% is based on fulfillment of corporate objectives and 20% is based on fulfillment of individual objectives. The Compensation Committee determined that Ms. Alexander achieved 150% of her individual objectives providing Ms. Alexander with a total achievement of 115% of target (prorated based on the date of promotion to President and Chief Operating Officer). The Compensation Committee determined that Mr. Rona achieved 100% of his individual objectives providing Mr. Rona with a total achievement of 105% of target. These annual cash incentive payments are reflected in the column of the Summary Compensation Table above entitled “Non-Equity Incentive Plan Compensation.”

Outstanding Equity Awards at Fiscal Year-End
The following table provides information regarding equity awards held by the named executive officers that were outstanding as of December 31, 2024:

	Option Awards							Stock Awards
Name	Grant Date	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) (Exercisable)	Number of Securities Underlying Unexercised Options (#) (Unexercisable)		Option Exercise Price ($)	Option Expiration Date	Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested(1)
Jeremy M. Levin, DPhil, MB BChir	6/8/2015	6/8/2015	372,093	—		8.20	6/8/2025	—	—
	7/11/2016	1/1/2016	186,046	—		6.26	7/11/2026	—	—
	1/19/2017	1/1/2017	232,558	—		8.50	1/19/2027	—	—
	1/19/2018	1/1/2018	290,000	—		9.18	1/19/2028	—	—
	2/24/2019	2/24/2019	250,000	—		1.89	2/24/2029	—	—
	12/18/2019	12/18/2019	600,000	—		4.42	12/18/2029	—	—
	12/17/2020	12/17/2020	650,000	—		2.82	12/17/2030	—	—
	2/3/2022	2/3/2022	437,500	162,500	(2)(3)	2.72	2/3/2032	—	—
	4/8/2022	4/8/2022	423,244	—		3.22	4/8/2032	—	—
	2/23/2023	2/23/2023	287,500	312,500	(2)(3)	2.50	2/23/2033	28,125	26,156
	2/22/2024	2/23/2024	—	700,000	(2)(4)	3.68	2/23/2034	—	—
Margaret Alexander	8/2/2021	8/2/2021	59,791	10,209	(2)(3)	3.73	8/2/2031	—	—
	8/5/2021	08/05/2021	2,021	—		3.74	8/05/2031	—	—
	2/3/2022	2/3/2022	18,229	6,771	(2)(3)	2.72	2/3/2032	—	—
	2/3/2022	2/3/2022	54,687	20,313	(2)(3)	2.72	2/3/2032	—	—
	4/8/2022	4/8/2022	6,666	3,334	(2)(3)	3.22	4/8/2032	—	—
	2/23/2023	2/23/2023	83,854	91,146	(2)(3)	2.50	2/23/2033	—	—
	2/22/2024	2/22/2024	—	168,750	(2)(3)	3.68	2/22/2034	—	—
	7/30/2024	7/30/2024	—	315,000	(2)(3)	1.05	7/30/2034	—	—
	9/09/2024	9/9/2024	—	140,000	(2)(3)	1.07	9/9/2034	—	—
Jeffrey Rona	9/30/2020	9/30/2020	325,000	—		5.74	9/30/2030	—	—
	10/11/2020	10/11/2020	20,000	—		5.65	10/11/2030	—	—
	12/17/2020	12/17/2020	175,000	—		2.82	12/17/2030	—	—
	6/2/2021	6/2/2021	87,500	12,500	(2)(3)	4.42	6/2/2031	—	—
	2/3/2022	2/3/2022	159,505	59,245	(2)(3)	2.72	2/3/2032	—	—
	4/8/2022	4/8/2022	194,399	—		3.22	4/8/2032	—	—
	4/8/2022	4/8/2022	6,666	3,334	(2)(3)	3.22	4/8/2032	—	—
	2/23/2023	2/23/2023	83,854	91,146	(2)(3)	2.50	2/23/2033	28,125	26,156
	2/22/2024	2/22/2024	—	168,750	(2)(3)	3.68	2/22/2034	—	—
	7/30/2024	7/30/2024	—	315,000	(2)(3)	1.05	7/30/2034	—	—
(1)The value of the unvested RSU awards is shown assuming a market value of $0.93 per share, the closing market price of a share of our common stock on December 31, 2024.

(2)Pursuant to the named executive officer's employment agreement, any unvested shares underlying each named executive officer's option will become fully vested and exercisable upon a change in control or a covered termination (as each term is defined in his or her employment agreement).
(3)25% of the shares underlying this option vested or will vest on the one-year anniversary of the vesting commencement date and the remainder vest in 36 equal monthly installments thereafter.
(4)25% of the shares underlying this option vested on the 6-month anniversary of the vesting commencement date and the remainder vest in 18 equal monthly installments thereafter.
(5)50% of the shares underlying this option will vest and become exercisable on the one-year anniversary of the vesting commencement date and the remainder vest in 24 equal monthly installments thereafter.
(6)50% of the shares underlying this option will vest and become exercisable on the one-year anniversary of the vesting commencement date and the remainder vest in 12 equal monthly installments thereafter.
(7)The RSU awards reported in this column vest in three equal annual installments commencing on February 22, 2025, subject to continued service with the Company through each such vesting date.
Employment Arrangements
Below are descriptions of the key terms of our employment agreements and arrangements with our named executive officers. The agreements generally provide for at-will employment without any specific term and set forth the named executive officer’s initial base salary, eligibility for employee benefits and severance benefits upon a qualifying termination of employment or change in control of our Company. Refer to “—Change in Control Payments and Benefits” below for further description of each named executive officers’ termination benefits. Furthermore, each of our named executive officers has executed a form of our standard proprietary information and inventions assignment agreement.
Dr. Levin
We entered into an amended and restated employment agreement with Dr. Levin, which became effective on May 4, 2017. Pursuant to this agreement, Dr. Levin is entitled to an annual base salary as may be adjusted by the Board from time to time, is eligible to receive an annual target performance cash incentive payment of at least 50% of his base salary, as determined by our Board, and is eligible to participate in all of the employee benefit plans that we generally make available to all of our full-time employees. In addition, if our Board determines that 100% of our written objectives and Dr. Levin’s individual objectives have been achieved for a given calendar year, Dr. Levin’s agreement provides that his base salary shall be adjusted for the following calendar year such that it is approximately equal to the 75th percentile of base salaries of peer group public company chief executive officers, as determined by the Consultant. Effective January 1, 2025, Dr. Levin’s annual base salary was increased from $625,295 to $644,054. Additionally, Dr. Levin is entitled to certain severance benefits and change in control payments and benefits pursuant to his agreement, the terms of which are described under “—Potential Payments upon Termination or Change in Control” below.
Ms. Alexander
We entered into an amended and restated employment agreement with Ms. Alexander, which became effective on September 9, 2024. Pursuant to this agreement, Ms. Alexander is entitled to an annual base salary of $500,000, which was increased from $484,417, and as may be adjusted by the Board from time to time, is eligible to receive an annual target performance cash incentive payment of up to 45% of her base salary, as determined by our Board, which was increased from 40%. Ms. Alexander is eligible to participate in all of the employee benefit plans that we generally make available to all of our full-time employees. Effective January 1, 2025, Ms. Alexander's annual base salary was increased from $500,000 to $515,000. Additionally, Ms. Alexander is entitled to certain severance benefits and change in control payments and benefits pursuant to her agreement, the terms of which are described under “—Potential Payments upon Termination or Change in Control” below.
Mr. Rona
We entered into an employment agreement with Mr. Rona, which became effective on September 30, 2020. Pursuant to this agreement, Mr. Rona is entitled to an annual base salary as may be adjusted by the Board from time to time, is eligible to receive an annual target performance cash incentive payment of up to 40% of his base salary, as determined by our Board, and is eligible to participate in all of the employee benefit plans that we generally make available to all of our full-time employees. Effective January 1, 2025, Mr. Rona’s annual base salary was increased from $492,128 to $506,892. Additionally, Mr. Rona is entitled to certain severance benefits and change in control payments and benefits pursuant to his agreement, the terms of which are described under “—Potential Payments upon Termination or Change in Control” below.
Potential Payments upon Termination or Change in Control
Regardless of the manner in which a named executive officer’s service terminates, the named executive officer is entitled to receive amounts earned during his term of service, including salary.
Termination Payments and Benefits
Under the terms of their respective employment agreements, certain of our named executive officers are eligible to receive the following severance payments and benefits upon a termination without “cause” or due to “permanent disability,” or upon “resignation for good reason,” each as defined below, or in the case of Dr. Levin due to death, contingent upon the named executive officer’s delivery to us of a satisfactory release of claims:
•A severance amount, for Dr. Levin, equal to the sum of named executive officer’s monthly base salary plus one-twelfth of the target annual performance cash incentive payment paid to the named executive officer for the year preceding the year in which the termination occurs, multiplied by 36, payable over 36 months following termination in accordance with our standard payroll procedures; for Ms. Alexander and for Mr. Rona, equal to the sum of named executive officer’s monthly base salary, multiplied by 12, payable over 12 months following termination in accordance with our standard payroll procedures.
•A monthly taxable cash payment equal to the premiums for the named executive officer, his spouse and his dependents for coverage under our group health plan in effect on the termination date, grossed up for all taxes owed by the named executive officer on such payment, for 36 months following termination for Dr. Levin, for 12 months following termination for Ms. Alexander or Mr. Rona.
•The vesting of all outstanding stock options and any other equity incentive awards held by Dr. Levin as of the termination date will be accelerated in full, the period during which each stock option may be exercised will be extended to the latest date permitted under the 2014 Plan, and any reacquisition or repurchase rights applicable to any shares issued or issuable to Dr. Levin under any other stock award pursuant to any equity incentive plan of the Company will lapse.
•The reimbursement of legal fees incurred in connection with review of the release agreement of up to $50,000 for Dr. Levin.
•Administrative and secretarial support, for Dr. Levin, for 36 months following the termination date, or such earlier date, when such executive obtains new full-time employment with administrative support.
Change in Control Payments and Benefits
Under the terms of the employment agreements, certain of our named executive officers are eligible to receive certain payments and benefits in connection with a “change in control,” as defined below, in lieu of the severance payments and benefits described above.
Dr. Levin. If Dr. Levin is our employee on the date of a change in control, he will be eligible to receive a cash incentive payment equal to the sum of Dr. Levin’s monthly base salary plus one-twelfth of the target annual performance cash incentive payment paid to Dr. Levin for the year preceding the year in which the change in control occurs, multiplied by 36, payable over 36 months in accordance with our standard payroll procedures. In addition, upon a change in control, the vesting of all outstanding stock options and other equity incentive awards held by Dr. Levin as of the date of the change in control will be accelerated in full, and any reacquisition or repurchase rights applicable to any shares issued or issuable to Dr. Levin under any other stock award pursuant to any equity incentive plan of the Company will lapse.
Ms. Alexander. If Ms. Alexander is terminated within three months prior to, upon or within 12 months following a change in control, she will be eligible to receive the benefits described above under “—Termination Payments and Benefits.” In addition, any unvested shares underlying her options will become fully vested and exercisable upon such a change in control termination and any reacquisition or repurchase rights applicable to any shares issued or issuable to Ms. Alexander under any other stock award pursuant to any equity incentive plan of the Company will lapse.
Mr. Rona. If Mr. Rona is terminated within three months prior to, upon or within 12 months following a change in control, he will be eligible to receive the benefits described above under “— Termination Payments and Benefits.” In addition, any unvested shares underlying his options will become fully vested and exercisable upon such a change in control termination and any reacquisition or repurchase rights applicable to any shares issued or issuable to Mr. Rona under any other stock award pursuant to any equity incentive plan of the Company will lapse.
For purposes of the employment agreement with Dr. Levin:
•“cause” means a determination by us based upon reasonably available information of the named executive officer’s: (i) unauthorized use or disclosure of our confidential information or trade secrets, which use or disclosure causes harm to the Company; (ii) material breach of any agreement to which we and the named executive officer are a party resulting in harm to the Company; (iii) failure to comply with our written policies or rules resulting in material harm to the Company; (iv) conviction of, or plea of “guilty” or “no contest” to, a felony under the laws of the United States or any state; (v) negligence or willful misconduct relating to the named executive officer’s performance of his duties on behalf of the Company resulting in material harm to the Company; (vi) continuing failure to perform material and lawful assigned duties after receiving written notification of the failure from the Board; (vii) failure to cooperate in good faith with a governmental or internal investigation of the Company or our directors, officers or employees, if we have requested the named executive officer’s cooperation without prejudice or personal liability to the named executive officer; (viii) violation of employee or ethical guidelines including, without limitation, violations of business practices and ethics commonly in place in similar companies in the United States; or (ix) violation of the code of conduct as stipulated and agreed to in the signed Lundbeck agreement, dated as of March 25, 2015, with H. Lundbeck A/S. With respect to clause (vi), Dr. Levin will be given written notice from the Board.
For purposes of the employment agreements with Ms. Alexander and Mr. Rona:
•“cause” means a determination by us based upon reasonably available information of the named executive officer’s: (i) unauthorized use or disclosure of our confidential information or trade secrets; (ii) material breach of any agreement to which we and the named executive officer are a party; (iii) material failure to comply with our written policies or rules; (iv) conviction of, or plea of “guilty” or “no contest” to, a felony under the laws of the United States or any State; (v) negligence or willful misconduct relating to the named executive officer’s performance of his duties on behalf of the Company; (vi) continuing failure to perform material and lawful assigned duties after receiving thirty (30) days’ written notification of the failure from us if such breach is not cured (if curable) during that thirty (30) day period; (vii) failure to cooperate in good faith with a governmental or internal investigation of the Company or our directors, officers or employees, if hawse have requested the named executive officer’s cooperation without prejudice or personal liability to the named executive officer; (viii) violation of employee or ethical guidelines including, without limitation, violations of business practices and ethics commonly in place in similar companies in the United States; or (ix) violation of our code of conduct and/or any contractual code of conduct to which we are obligated.
For purposes of the employment agreements with Dr. Levin, Ms. Alexander and Mr. Rona:
•“change in control” means: (i) the acquisition by a natural person or entity of our securities representing more than 50% of our combined voting power other than by a merger, consolidation or similar transaction, except for certain transactions that are primarily a private financing for the Company or that result in an increase to the level of ownership above the specified level solely as a result of a repurchase or other acquisition of voting securities by the Company reducing the number of shares outstanding; (ii) a consummated merger, consolidation or similar transaction immediately after which our stockholders cease to own, directly or indirectly, more than 50% of the combined voting power of the surviving entity or its parent; (iii) a consummated sale, lease, license or other disposition of all or substantially of our assets other than to certain related parties; or (iv) for Dr. Levin, the approval of a plan of complete dissolution or liquidation of the Company by the Board or the stockholders of the Company, or the complete dissolution or liquidation of the Company.
•“resignation for good reason” means the named executive officer’s resignation from all employee positions he then holds with us within 90 days following any of the following events taken without the named executive officer’s consent, provided the named executive officer has given us written notice of the event within 30 days after the first occurrence of the event and we have not cured the event within 30 days thereafter:
•a material decrease in the named executive officer’s annual base salary, other than in connection with a decrease in compensation for all comparable executives of the Company;
•a relocation of the named executive officer’s principal place of work outside of a 50-mile radius of its current location; or

•our material breach of the named executive officer’s employment agreement;
•for Dr. Levin, the material diminishment of his duties or responsibilities (not simply a change in title or reporting relationship), other than in connection with a change in control following which the Company survives as a separate legal entity or business unit and he holds materially the same position in the legal entity or business unit as he held before the change in control.
•“permanent disability” means total and permanent disability as defined in Section 22(e)(3) of the Code.
In addition, Dr. Levin’s stock option agreement for his grant in June 2015 provides that upon a change in control, in addition to the accelerated vesting provisions set forth in his employment agreement, the period during which Dr. Levin’s stock options may be exercised will be extended through the end of the 10-year term of the stock option. The equity awards that we have granted, and may in the future grant, to our named executive officers under our equity incentive plans are also subject to the termination and change in control provisions of such plans.
Health and Welfare Benefits
All of our current named executive officers are eligible to participate in our employee benefit plans, including our medical, dental and vision insurance plans, in each case on the same basis as all of our other employees.
401(k) Retirement Plan
We maintain a defined contribution retirement plan for our employees. Our 401(k) plan is intended to qualify as a tax-qualified plan under Section 401 of the Code so that contributions to our 401(k) plan and income earned on such contributions are not taxable to participants until withdrawn or distributed from the 401(k) plan (except in the case of contributions under the 401(k) plan designated as Roth contributions, which are not taxable when distributed). Our 401(k) plan provides that each participant may contribute up to 100% of his or her pre-tax compensation, up to a statutory limit of $23,000 for 2024. Participants who are at least 50 years old can also make “catch-up” contributions, which in 2024 may be up to an additional $7,500 above the statutory limit. Under our 401(k) plan, each employee is fully vested in his or her deferred salary contributions. Employee contributions are held and invested by the plan’s trustee. Our 401(k) plan also permits us to make discretionary and matching contributions, subject to established limits and a vesting schedule. We make matching contribution equal to 100% of salary deferrals that do not exceed 3% of compensation plus 50% of salary deferrals between 3% and 5% of compensation.
Clawback Policy
Our Incentive Compensation Recoupment Policy (the “Clawback Policy”), designed to comply with Rule 10D-1 of the Exchange Act and Nasdaq Listing Rule 5608, provides for recoupment of incentive compensation in the event of an accounting restatement resulting from material noncompliance with financial reporting requirements under the relevant securities laws. The Clawback Policy applies to our current and former executive officers. Compensation that is granted, earned or vested based wholly or in part upon attainment of a Financial Reporting Measure (as defined in the Clawback Policy) is subject to recoupment.
Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information
From time to time, we grant stock options to employees, including our named executive officers. Historically, we have granted new-hire option awards on or soon after a new hire’s employment start date and annual refresh employee option grants in the first quarter of each fiscal year, which refresh grants are typically approved at the regularly scheduled meeting of the Compensation Committee occurring in such quarter. Non-employee directors receive automatic grants of initial and annual stock option awards, at the time of a director’s initial appointment or election to the board and at the time our Board or Compensation Committee grants annual equity awards to our executive officers and other employees, respectively, pursuant to the non-employee director compensation policy, as further described under the heading, “Director Compensation—Cash and Equity Compensation” above. We do not otherwise maintain any written policies on the timing of awards of stock options, stock appreciation rights, or similar instruments with option-like features. The Compensation Committee considers whether there is any material nonpublic information (“MNPI”) about the Company when determining the timing of stock option grants and does not seek to time the award of stock options in relation to our public disclosure of MNPI. We have not timed the release of MNPI for the purpose of affecting the value of executive compensation.

The following table is being provided pursuant to Item 402(x)(2) of Regulation S-K.

Name (a)	Grant Date (b)	Number of Securities Underlying the Award (c)	Exercise Price of the Award ($/Share) (d)	Grant Date Fair Value of the Award ($) (e)	Percentage Change in the Closing Market Price of the Securities Underlying the Award Between the Trading Day Ending Immediately Prior to the Disclosure of Material Nonpublic Information and the Trading Day Beginning Immediately Following the Disclosure of Material Nonpublic Information (f)
Margaret Alexander	7/30/2024	315,000	1.05	258,394	(3.0)%
Jeffrey Rona	7/30/2024	315,000	1.05	258,394	(3.0)%
Margaret Alexander	9/9/2024	140,000	1.07	118,860	0.9%
Director Compensation
Cash and Equity Compensation
We maintain a non-employee director compensation policy, as amended from time to time to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as directors and to align our directors' interests with those of our stockholders.
For the year ended December 31, 2024, each non-employee director received an annual base retainer of $40,000. In addition, our non-employee directors receive the following cash compensation for board services, as applicable:
•each member of our audit, compensation and nominating and corporate governance committees, other than the chairperson, receives an additional annual retainer of $7,500 for audit member, and $5,000 for each other committee member;
•each chairperson of our audit, compensation and nominating and corporate governance committees receives an additional annual retainer of $15,000 for audit chair and $12,500 for each other committee chair; and
•the lead independent director receives an additional annual retainer of $20,000.
These retainers are payable in arrears in four equal quarterly installments on the last day of each quarter, provided that the amount of such payment will be prorated for any portion of such quarter that the director is not serving on the Board. We also reimburse each of our directors for their travel expenses incurred in connection with their attendance at Board and committee meetings.
In addition, each non-employee director elected to the Board was entitled to receive an initial one-time option to purchase 60,000 shares of our common stock. The shares subject to each such stock option will vest monthly over a three-year period, subject to the director’s continued service as a director. Further, on the day that the Board or Compensation Committee grants annual equity awards to our executive officers and other employees, each non-employee director who is serving as a member of the Board on such date will be automatically, and without further action by the Board or Compensation Committee, be granted a stock option to purchase 30,000 shares of our common stock. The shares subject to each such stock option will vest in full on the date that is 12 months after the grant date, subject to the director’s continued service as a director. The exercise price of these options will equal the fair market value of our common stock on the date of grant.
We also reimburse our non-employee directors for reasonable travel and out-of-pocket expenses incurred in connection with attending our Board and committee meetings.
Director Compensation Changes for Fiscal Year 2025
Effective January 1 2025, the following changes to our non-employee director compensation policy were approved by the Board:

•the annual base retainer for each non-employee director was increased to $45,000;
•the initial stock option grant amount was increased to 90,000 shares; and
•the annual stock option grant amount was increased to 45,000 shares.
One-Time Director Stock Option Grants in Fiscal Year 2024
In December 2024, following consideration of market data provided by the Consultant, the Board approved one-time grants of 90,000 stock options under the 2017 Equity Incentive Plan to each of the non-employee directors. Each of the one-time option grants vest in 36 equal monthly installments, subject to continued service as a director through the applicable vesting date.
Director Compensation
The following table sets forth information concerning compensation accrued or paid to our independent, non-employee directors during the year ended December 31, 2024 for their service on our Board. Directors who are or were also our employees receive no additional compensation for their service as directors and are not set forth in the table below. The compensation for Dr. Levin as an executive officer is set forth above under “—Summary Compensation Table.”

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)(1)(2)	Total ($)
Karen Bernstein, PhD	65,000		150,555	215,555
Barbara Duncan	60,000		150,555	210,555
Kevin Fitzgerald, PhD	45,000		150,555	195,555
Bart Friedman, JD	77,500	(3)	150,555	228,055
Robert Michael Poole, MD	52,500		75,783	128,283

(1)The amounts reported in this column reflect the aggregate grant date fair value of the option awards granted to our directors as computed in accordance with ASC 718. See Note 8 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for a discussion of assumptions made by us in determining the aggregate grant date fair value of our option awards. Note that the amounts reported in this column reflect the accounting cost for these stock options and do not reflect the actual economic value that may be realized by the directors upon the vesting of the stock options, the exercise of the stock options or the sale of the common stock underlying such stock options.
(2)The following table provides information regarding the aggregate number of stock option awards granted to our non-employee directors that were outstanding as of December 31, 2024:

Name	Option Awards Outstanding at Year-End (#)
Karen Bernstein, PhD	228,795
Barbara Duncan	112,037
Kevin Fitzgerald, PhD	60,000
Bart Friedman, JD	228,795
Robert Michael Poole, MD	60,000
(3)Includes compensation as a member of our Nominating and Corporate Governance Committee rather than as a Chair at the direction of Mr. Friedman.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us regarding the beneficial ownership of our common stock as of April 24, 2025, by: (i) each of our named executive officers; (ii) each of our directors; (iii) all of our executive officers and directors as a group; and (iv) each person, or group of affiliated persons, known by us to beneficially own more than 5% of any class of our voting securities.
Information with respect to beneficial ownership is based on information furnished to us by each director, executive officer or stockholder who holds more than 5% of our outstanding common stock, and Schedules 13G or 13D filed with the SEC, as the case may be. Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he or she possesses sole or shared voting or investment power of that security, and includes options and warrants that are exercisable within 60 days of April 24, 2025 and Series A preferred stock convertible within 60 days of April 24, 2025. Warrants, options to purchase shares of our common stock that are exercisable and shares of Series A preferred stock that are convertible within 60 days of April 24, 2025, are deemed to be beneficially owned by the persons holding these warrants, options or shares of Series A preferred stock for the purpose of computing percentage ownership of that person but are not treated as outstanding for the purpose of computing any other person’s ownership percentage. Beneficial ownership with respect to an individual holder excludes shares of Series A preferred stock, each of which is convertible into 1,000 shares of our common stock, provided that the holder would not beneficially own in the aggregate more than 9.99% or 14.99%, which percentage may be changed at the holder’s election to any other number less than or equal to 19.99% upon 61 days’ notice (the “Series A Blocker”). Except as indicated in the footnotes below, each of the beneficial owners named in the table below has, to our knowledge, sole voting and investment power with respect to all shares of common stock listed as beneficially owned by him or her, except for shares owned jointly with that person’s spouse.
We have based our calculation of beneficial ownership on 71,109,514 shares of our common stock outstanding as of April 24, 2025. Unless otherwise indicated, the address for each of the stockholders in the table below is c/o Ovid Therapeutics Inc., 441 Ninth Avenue, 14th Floor, New York, NY 10001.

	Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned
Greater than 5% Stockholders:
Takeda Pharmaceutical Company Limited(1)	8,781,996	12.1%
Rubric Capital Management LP(2)	5,315,969	7.5%
BlackRock, Inc.(3)	4,319,918	6.1%
Entities affiliated with Biotechnology Value Fund, L.P.(4)	3,853,818	5.4%
Directors and Named Executive Officers:
Jeremy M. Levin, DPhil, MB BChir(5)	7,406,940	9.9%
Margaret Alexander(6)	399,278	*
Jeffrey Rona(7)	1,262,870	1.8%
Karen Bernstein, PhD(8)	293,795	*
Barbara Duncan(9)	157,037	*
Kevin Fitzgerald, PhD(10)	105,000	*
Bart Friedman, JD(11)	273,795	*
Stelios Papadopoulos, PhD(12)	207,500	*

All current executive officers and directors as a group (8 persons)(13)	10,106,215	13.1%
*Represents beneficial ownership of less than 1%.
(1)Based on a Schedule 13G/A filed with the SEC on February 3, 2023, Takeda Pharmaceutical Company Limited (“Takeda”) holds sole dispositive power and sole voting power with respect to 1,781,996 of the shares, and Takeda and Takeda Pharmaceuticals U.S.A, Inc. (“TPUSA”) hold shared dispositive power and shared voting power with respect to 7,000,000 of the shares. The aggregate number of shares includes 1,250,000 shares of common stock underlying the Series A preferred stock held by TPUSA, which is the number of shares issuable upon conversion of the 1,250 shares of Series A preferred stock as limited by the Series A Blocker. The address for Takeda is 1-1, Nihonbashi-Honcho 2-Chome, Chuo-ku, Tokyo M0 103-8668, Japan and the address for TPUSA is 95 Hayden Avenue, Lexington, MA 02421.

(2)Based on a Schedule 13G filed with the SEC on February 12, 2024, Rubric Capital Management LP (“Rubric Capital”) and David Rosen hold shared dispositive power and shared voting power with respect to 5,315,969 of the shares. The address for Rubric Capital is 155 East 44th St, Suite 1630, New York, NY 10017.
(3)Based on a Schedule 13G filed with the SEC on January 29, 2024, BlackRock, Inc. (“BlackRock”) holds sole dispositive power and voting power with respect to 4,319,918 of the shares. The address for BlackRock is 50 Hudson Yards, New York, NY 10001.
(4)Based on a Schedule 13G/A filed with the SEC on November 14, 2024, (i) Biotechnology Value Fund, L.P. (“BVF”) beneficially owns 1,982,803 shares of common stock, (ii) Biotechnology Value Fund II, L.P. (“BVF2”) beneficially owns 1,628,026 shares of common stock, and (iii) Biotechnology Value Trading Fund OS LP (“Trading Fund OS”) beneficially owns 158,638 shares of common stock. BVF I GP LLC (“BVF GP”), as the general partner of BVF, may be deemed to beneficially own the 1,982,803 shares of common stock beneficially owned by BVF. BVF II GP LLC (“BVF2 GP”), as the general partner of BVF2, may be deemed to beneficially own the 1,628,026 shares of common stock beneficially owned by BVF2. BVF Partners OS Ltd. (“Partners OS”), as the general partner of Trading Fund OS, may be deemed to beneficially own 158,638 shares of common stock beneficially owned by Trading Fund OS. BVF GP Holdings LLC (“BVF GPH”), as the sole member of each of BVF GP and BVF2 GP, may be deemed to beneficially own the 3,610,829 shares of common stock beneficially owned in the aggregate by BVF and BVF2. BVF Partners L.P. (“Partners”), as the investment manager of BVF, BVF2 and Trading Fund OS, and the sole member of Partners OS, may be deemed to beneficially own the 3,853,818 shares of common stock beneficially owned in the aggregate by BVF, BVF2, Trading Fund OS, and a certain Partners managed account (the “Partners Managed Account”), including 84,351 shares of common stock held in the Partners Managed Account. BVF Inc., as the general partner of Partners, may be deemed to beneficially own the 3,853,818 shares of common stock beneficially owned by Partners. Mark Lampert, as a director and officer of BVF Inc., may be deemed to beneficially own the 3,853,818 shares of common stock beneficially owned by BVF Inc. The foregoing should not be construed in and of itself as an admission by any Reporting Person as to beneficial ownership of any shares of Common Stock owned by another Reporting Person. BVF GP disclaims beneficial ownership of the shares of Common Stock beneficially owned by BVF. BVF2 GP disclaims beneficial ownership of the shares of Common Stock beneficially owned by BVF2. Partners OS disclaims beneficial ownership of the shares of Common Stock beneficially owned by Trading Fund OS. BVF GPH disclaims beneficial ownership of the shares of Common Stock beneficially owned by BVF and BVF2. Each of Partners, BVF Inc. and Mr. Lampert disclaims beneficial ownership of the shares of Common Stock beneficially owned by BVF, BVF2, Trading Fund OS, and held in the Partners Managed Account, and the filing of this statement shall not be construed as an admission that any such person or entity is the beneficial owner of any such securities. The address for each of the foregoing entities and persons is 44 Montgomery Street, 40th Floor, San Francisco, CA 94104.
(5)Includes (a) 3,616,715 shares held directly by Dr. Levin, (b) 35,461 shares held by Divo Holdings, LLC, a limited liability company managed by Margery Feldberg, Dr. Levin’s spouse, and (c) 3,754,764 shares of common stock issuable upon the exercise of stock options within 60 days of April 24, 2025.
(6)Includes (a) 73,406 shares held directly by Ms. Alexander and (b) 325,872 shares of common stock issuable upon the exercise of stock options within 60 days of April 24, 2025.
(7)Includes (a) 91,729 shares held directly by Mr. Rona and (b) 1,171,141 shares of common stock issuable upon the exercise of stock options within 60 days of April 24, 2025.
(8)Includes (a) 20,000 shares held directly by Dr. Bernstein and (b) 273,795 shares of common stock issuable upon the exercise of stock options within 60 days of April 24, 2025.
(9)Includes solely 157,037 shares of common stock issuable upon the exercise of stock options within 60 days of April 24, 2025.
(10)Includes solely 105,000 shares of common stock issuable upon the exercise of stock options within 60 days of April 24, 2025.
(11)Includes solely 273,975 shares of common stock issuable upon the exercise of stock options within 60 days of April 24, 2025.
(12)Includes (a) 200,000 held directly by Dr. Papadopoulos and (b) 7,500 shares of common stock issuable upon the exercise of stock options within 60 days of April 24, 2025.

(13)Consists of (a) 4,037,311 shares of common stock held by all executive officers and directors as a group and (b) 6,068,904 shares that all named executive officers and directors as a group have the right to acquire from us within 60 days of April 24, 2025 pursuant to the exercise of stock options.
Equity Compensation Plan Information
The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2024.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	(b) Weighted-average exercise price of outstanding options, warrants and rights ($)	(c) Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (#)
Equity compensation plans approved by security holders:
2014 Equity Incentive Plan	1,328,715	7.84	—	(1)
2017 Equity Incentive Plan	14,206,716	3.37	7,276,450	(2)
2017 Employee Stock Purchase Plan	—	—	282,996	(3)
Equity compensation plans not approved by security holders	—	—	—
Total	15,535,431		7,559,446
(1)No further grants were made under our 2014 Equity Incentive Plan after the completion of our initial public offering on May 4, 2017.
(2)The number of shares of common stock reserved for issuance under the 2017 Equity Incentive Plan will automatically increase on January 1 of each year, beginning on January 1, 2018 and continuing through and including January 1, 2027, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our Board. The Board acted not to increase the number of shares of common stock reserved for future issuance under the 2017 Equity Incentive Plan as of January 1, 2025.
(3)The number of shares of common stock reserved for issuance under the 2017 Employee Stock Purchase Plan will automatically increase on January 1 of each year, beginning on January 1, 2018 and continuing through and including January 1, 2027, by the lesser of (i) 1% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, (ii) 550,000 shares or (iii) such lesser number of shares determined by our Board. The Board acted not to increase the number of shares of common stock reserved for future issuance under the 2017 Employee Stock Purchase Plan as of January 1, 2025.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Policies and Procedures Regarding Transactions with Related Parties
We have adopted a written Related Person Transactions Policy that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of “related-persons transactions.” For purposes of our policy only, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds or will exceed $120,000 or, during such time as we qualify as a “smaller reporting company,” the lesser of (1) $120,000 or (2) 1% of the average of our total assets for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest. Transactions involving compensation for services provided to us as an employee, director, consultant, or similar capacity by a related person are not covered by this policy. A related person is any executive officer, director, or a holder of more than 5% of our capital stock, including any of their immediate family members, and any entity owned or controlled by such persons.
Certain Related-Party Transactions
Below are our related-party transactions since January 1, 2023, to which we were a party or will be a party, other than compensation, termination and change of control arrangements with our named executive officers and directors, which are described where required under the sections entitled “Executive Officer and Director Compensation — Employment Arrangements” and “Director Compensation — Cash and Equity Compensation.”
We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that we would pay or receive, as applicable, in arm’s-length transactions with unrelated third parties.
Indemnification Agreements
The Company provides indemnification for its directors and executive officers so that they will be free from undue concern about personal liability in connection with their service to the Company. Under the Bylaws, the Company is required to indemnify its directors and executive officers to the extent not prohibited under Delaware or other applicable law. The Company has also entered into indemnity agreements with certain officers and directors. These agreements provide, among other things, that the Company will indemnify the officer or director, under the circumstances and to the extent provided for in the agreement, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of the Company, and otherwise to the fullest extent permitted under Delaware law and the Bylaws.
Board Independence
As required under the applicable listing requirements of the Nasdaq Stock Market ("Nasdaq listing standards"), a majority of the members of a listed company’s Board must qualify as “independent,” as affirmatively determined by the Board. The Board consults with the Company’s counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent Nasdaq listing standards, as in effect from time to time.
Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, our Board has affirmatively determined that all of our directors whose terms continue beyond the Annual Meeting, except Dr. Levin, by virtue of his position as our Chief Executive Officer, is an independent director within the meaning of the applicable Nasdaq listing standards. In making these determinations, our Board has determined, upon the recommendation of our Nominating and Corporate Governance Committee, that none of these directors or the nominee for director had a material or other disqualifying relationship with the Company. The Board also determined that each member of our Audit, Compensation and Nominating and Corporate Governance committees satisfies the independence standards for such committees established by the SEC and the Nasdaq listing standards, as applicable.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2024 and 2023, by KPMG LLP, our independent registered public accounting firm. All fees described below were pre-approved by the Audit Committee.

	2024	2023
Audit fees(1)	$843,700	$751,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total Fees	$843,700	$751,000
(1)Audit fees consist of fees for quarterly reviews and annual audit of our financial statements.
Pre-Approval Policies and Procedures
Our Audit Committee approves audit and pre-approves non-audit services provided by KPMG LLP before it is engaged by us to render non-audit services to ensure that the provision of these services does not impair the auditor’s independence. These services may include audit-related services, tax services and other non-audit services.

The pre-approval requirement set forth above does not apply with respect to non-audit services if:
•all such services do not, in the aggregate, amount to more than 5% of the total fees paid by us to KPMG LLP during the fiscal year in which the services are provided;
•such services were not recognized as non-audit services at the time of the relevant engagement; and
•such services are promptly brought to the attention of and approved by the Audit Committee (or its delegate) prior to the completion of the annual audit.
The Audit Committee elected to delegate pre-approval authority to the chairperson of the Audit Committee to approve any one or more individual permitted non-audit services for which estimated fees do not exceed $75,000 as well as adjustments to any estimated pre-approval fee thresholds up to $50,000 for any individual service. Any services that would exceed such limits should be pre-approved by the full Audit Committee. The chairperson shall report any pre-approval granted at the next scheduled meeting of the Audit Committee.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS AND SCHEDULES
We have filed the following documents as part of this Amendment.
(a)(3) Exhibits.

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

10.4+
Form of Restricted Stock Unit Grant Notice and Award Agreement under the 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K (File No. 001-38085), filed with the Commission on March 11, 2025).

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

10.11+
Amended Non-Employee Director Compensation Policy, effective February 22, 2024. (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K (File No. 001-38085), filed with the Commission on March 11, 2025)..

10.12+
Amended Non-Employee Director Compensation Policy, effective February 20, 2025 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K (File No. 001-38085), filed with the Commission on March 11, 2025).

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

19.1	Registrant’s Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K (File No. 001-38085), filed with the Commission on March 11, 2025).

23.1
Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K (File No. 001-38085), filed with the Commission on March 11, 2025).

24.1
Power of Attorney (included on the signature page to the Initial Filing) (incorporated by reference to Exhibit 24.1 to the Company’s Annual Report on Form 10-K (File No. 001-38085), filed with the Commission on March 11, 2025).

31.1
Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Company’s Annual Report on Form 10-K (File No. 001-38085), filed with the Commission on March 11, 2025).

31.2
Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Company’s Annual Report on Form 10-K (File No. 001-38085), filed with the Commission on March 11, 2025).

31.3	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K (File No. 001-38085), filed with the Commission on March 11, 2025).

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

Date: April 30, 2025	OVID THERAPEUTICS INC.

	By:	/s/ Jeremy M. Levin
Jeremy M. Levin
Chief Executive Officer (Principal Executive Officer)

Exhibit 31.3
CERTIFICATION PURSUANT TO
RULES 13a-14(a) AND 15d-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934,
AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jeremy M. Levin, certify that:
1.I have reviewed this Amendment No. 1 to the Annual Report on Form 10-K of Ovid Therapeutics Inc.
2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Date: April 30, 2025	By:	/s/ Jeremy M. Levin
Jeremy M. Levin
Chief Executive Officer (Principal Executive Officer)

Exhibit 31.4
CERTIFICATION PURSUANT TO
RULES 13a-14(a) AND 15d-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934,
AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jeffrey Rona, certify that:
1.I have reviewed this Amendment No. 1 to the Annual Report on Form 10-K of Ovid Therapeutics Inc.
2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Date: April 30, 2025	By:	/s/ Jeffrey Rona
Jeffrey Rona
Chief Business and Financial Officer (Principal Financial and Accounting Officer)