Form 10-Q
period 2025-03-31
Ovid Therapeutics Inc.
filed 2025-05-13
CIK 1636651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
As of May 9, 2025, the registrant had 71,109,514 shares of common stock, $0.001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” "continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” or the negative or plural of those terms, and similar expressions.
Forward-looking statements include, but are not limited to, statements about:
•our ability to identify additional novel compounds with significant commercial potential to acquire or in-license;
•our ability to successfully acquire or in-license additional drug candidates on reasonable terms;
•the potential use, development and therapeutic potential of the drug candidates in our pipeline;
•our ability to develop medical therapies that deliver preferable safety and tolerability profiles to approved drugs;
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
•interim topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data becomes available and are subject to audit and verification procedures that could result in material changes in the final data;
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
Factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part II, Item 1A, “Risk Factors,” herein and for the reasons described elsewhere in this Quarterly Report on Form 10-Q. Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current view with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, industry and future growth. Given these uncertainties, you should not rely on these forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking
i

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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
OVID THERAPEUTICS INC.
Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)	March 31, 2025	December 31, 2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$21,136	$26,301
Marketable securities	21,860	26,774
Prepaid expenses and other current assets	2,925	2,865
Total current assets	45,921	55,940

Long-term equity investments	20,908	20,974
Restricted cash	1,931	1,931
Right-of-use asset, net	12,509	12,797
Property and equipment, net	346	433
Other noncurrent assets	39	92
Total assets	$81,654	$92,167

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,950	$3,191
Accrued expenses	5,997	5,994
Current portion, lease liability	1,360	1,336
Total current liabilities	9,307	10,522

Long-term liabilities:
Lease liability	13,070	13,419
Total liabilities	22,377	23,941

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; Series A convertible preferred stock, 10,000 shares designated, 1,250 shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 71,109,514 and 71,009,866 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	71	71
Additional paid-in-capital	373,786	372,489
Accumulated other comprehensive income	(47)	(35)
Accumulated deficit	(314,533)	(304,299)
Total stockholders’ equity	59,276	68,226
Total liabilities and stockholders’ equity	$81,654	$92,167
See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.
Condensed Consolidated Statements of Operations
(unaudited)

(in thousands, except share and per share data)	For The Three Months Ended March 31, 2025	For The Three Months Ended March 31, 2024
Revenue:
License and other revenue	$130	$148
Total revenue	130	148
Operating expenses:
Research and development	6,659	10,397
General and administrative	6,021	7,168
Total operating expenses	12,680	17,565
Loss from operations	(12,550)	(17,417)
Other income (expense), net	2,315	5,723
Loss before provision for income taxes	(10,235)	(11,694)
Provision for income taxes	—	—
Net loss	$(10,235)	$(11,694)
Net loss per share of Series A preferred stock, basic and diluted	$(141.57)	$(162.50)
Weighted-average Series A preferred stock shares outstanding, basic and diluted	1,250	1,250
Net loss per share of common stock, basic and diluted	$(0.14)	$(0.17)
Weighted-average common stock shares outstanding, basic and diluted	71,045,265	70,716,929
See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)

(in thousands)	For The Three Months Ended March 31, 2025	For The Three Months Ended March 31, 2024
Net loss	$(10,235)	$(11,694)
Other comprehensive income (loss):
Cumulative translation adjustment	(11)	—
Unrealized loss on marketable securities	(2)	(20)
Comprehensive loss	$(10,247)	$(11,714)
See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

(in thousands, except shares)	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	1,250	$—	71,009,866	$71	$372,489	$(35)	$(304,299)	$68,226
Issuance of common stock from exercise of stock options and purchases from employee stock purchase plan	—	—	99,648	—	13	—	—	13
Stock-based compensation expense	—	—	—	—	1,284	—	—	1,284
Other comprehensive loss	—	—	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	—	—	(10,235)	(10,235)
Balance, March 31, 2025	1,250	$—	71,109,514	$71	$373,786	$(47)	$(314,533)	$59,276
(in thousands, except shares)	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	1,250	$—	70,691,992	$71	$365,591	$1	$(277,866)	$87,797
Issuance of common stock from exercise of stock options and purchases from employee stock purchase plan	—	—	91,969	—	228	—	—	228
Stock-based compensation expense	—	—	—	—	1,968	—	—	1,968
Other comprehensive income	—	—	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	—	—	(11,694)	(11,694)
Balance, March 31, 2024	1,250	$—	70,783,961	$71	$367,787	$(19)	$(289,560)	$78,279
See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

(in thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Cash flows from operating activities:
Net loss	$(10,235)	$(11,694)
Adjustments to reconcile net loss to cash used in operating activities:
Unrealized (gain) loss on equity investment	66	(4,397)
Change in accrued interest and accretion of discount on marketable securities	(197)	(921)
Stock-based compensation expense	1,284	1,968
Depreciation and amortization expense	141	136
Non-cash operating lease expense	288	266
Change in lease liability	(325)	(303)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(60)	853
Accounts payable	(1,242)	(107)
Accrued expenses	(1)	(2,486)
Net cash used in operating activities	(10,280)	(16,686)

Cash flows from investing activities:
Purchase of marketable securities	(4,898)	(9,793)
Sales/maturities of marketable securities	10,000	30,000
Purchases of property and equipment	—	(19)
Net cash provided by investing activities	5,102	20,188

Cash flows from financing activities:
Proceeds from exercise of options and purchases from employee stock purchase plan	13	228
Net cash provided by financing activities	13	228

Net (decrease) increase in cash, cash equivalents and restricted cash	(5,165)	3,731
Cash, cash equivalents and restricted cash, at beginning of period	28,232	28,972
Cash, cash equivalents and restricted cash, at end of period	$23,067	$32,703
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
The Company’s major sources of cash have been licensing revenue, proceeds from various public and private offerings of its capital stock, option exercises and interest income. As of March 31, 2025, the Company had $43.0 million in cash, cash equivalents and marketable securities. Since its founding, the Company has generated $223.6 million in revenue, primarily from the Company’s royalty, license and termination agreement (“RLT Agreement”) with Takeda Pharmaceutical Company Limited (“Takeda”). For most periods, the Company has incurred recurring losses, has experienced negative operating cash flows and has required significant cash resources to execute its business plans, which the Company expects will continue for the foreseeable future. The Company has an accumulated deficit of $314.5 million as of March 31, 2025, working capital of $36.6 million and net cash used in operating activities of $10.3 million for the three months ended March 31, 2025.
The Company recorded a net loss of $10.2 million during the three months ended March 31, 2025, and expects to incur losses in subsequent periods for at least the next several years. The Company is highly dependent on its ability to find additional sources of funding through either equity offerings, debt financings, collaborations, strategic alliances, licensing agreements or a combination of any such transactions. Management believes that the Company’s existing cash, cash equivalents and marketable securities as of March 31, 2025 will be sufficient to fund its current operating plans through at least the next 12 months from the date of filing of this Quarterly Report on Form 10-Q. Adequate additional capital to fund the operations of the Company may not be available on acceptable terms or at all. The failure to raise capital as and when needed will have a negative impact on the Company’s financial condition and ability to pursue its business strategy. If unsuccessful in raising additional capital, the Company will be required to delay, reduce the scope of, or eliminate additional research and development programs, or take other cost cutting measures, monetize equity positions, or obtain funds through arrangements with collaborators or others that may require the Company to relinquish rights to certain drug candidates that the Company might otherwise seek to develop or commercialize independently.
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
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 11, 2025.
(A) Unaudited Interim Condensed Consolidated Financial Statements
The interim condensed consolidated balance sheet at March 31, 2025 and the condensed consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ equity for the three months ended March 31, 2025 and 2024 are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and follow the requirements of the SEC for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by GAAP are condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of its financial information. The results of operations for the three month periods ended March 31, 2025 and 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other future annual or interim period. The balance sheet as of December 31, 2024 included herein was derived from the audited financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K.
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
(F) Long-Term Equity Investments
Long-term equity investments consist of equity investments in the preferred shares of Gensaic, Inc., formerly M13 Therapeutics, Inc. (“Gensaic”), and Graviton Bioscience Corporation (“Graviton”), both privately held corporations. The preferred shares are not considered in-substance common stock, and the investments are accounted for at cost, with adjustments for observable changes in prices or impairments, and are classified within long-term equity investments on the condensed consolidated balance sheets with adjustments recognized in other income (expense), net on the condensed consolidated statements of operations. The Company has determined that these equity investments do not have a readily determinable fair value and elected the measurement alternative. Therefore, the carrying amount of the equity investments will be adjusted to fair value at the time of the next observable price change for the identical or similar investment of the same issuer or when an impairment is recognized. Each reporting period, the Company performs a qualitative assessment to evaluate whether the investments are impaired. The assessment includes a review of recent operating results and trends, recent sales/acquisitions of the investees’ securities, and other publicly available data. If an investment is determined to be impaired, the Company will then write it down to its estimated fair value. As of March 31, 2025 and December 31, 2024, the equity investment in Gensaic had a carrying value of $5.1 million. As of March 31, 2025 and December 31, 2024, the equity investment in Graviton had a carrying value of $15.8 million. The initial investment in Graviton was $10.0 million, and cumulative measurement adjustments totaling $5.8 million have been recognized, of which $4.2 million was recognized in the quarter ended March 31, 2024, recorded in other income (expense), net within the statement of operations. The Company’s equity investments are assessed quarterly and increases have been based upon change in observable prices.
Long-term equity investments also consist of an equity investment in the common shares of Marinus Pharmaceuticals, Inc. (“Marinus”) that were received as non-cash consideration via the terms of a licensing agreement executed between the two companies effective March 2022. The equity shares are marked-to-market at each reporting date with changes in the fair value being reflected in the carrying value of the investment on the Company’s condensed consolidated balance sheets and other income (expense), net on the Company’s condensed consolidated statements of operations. As of December 31, 2024, the equity investment in Marinus had a carrying value of $0.1 million. In February 2025, Immedica, S.A. closed a cash purchase of Marinus, resulting in the sale of the Company’s equity position in Marinus for $70,000.
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
The three levels of the fair value hierarchy are as follows:
•Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities. The Company’s Level 1 assets consisted of investments in a U.S. treasury money market fund of $18.9 million as of March 31, 2025, and U.S. treasury money market fund and equity securities totaling $25.8 million as of December 31, 2024.
•Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted prices of similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active). Level 2 includes financial instruments that are valued using models or other valuation methodologies. The Company’s Level 2 assets consisted of U.S. treasury bills, totaling $21.9 million as of March 31, 2025 and $26.8 million as of December 31, 2024.
•Level 3—Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when their fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. There were no Level 3 assets or liabilities as of March 31, 2025 or December 31, 2024.
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
(L) Stock-Based Compensation
The Company accounts for its stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation, which establishes accounting for stock-based awards granted for services and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company estimates the fair value of all awards granted using the Black-Scholes valuation model. Key inputs and assumptions include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, stock price and exercise price. Many of the assumptions require judgment and any changes could have an impact in the determination of stock-based compensation expense. The Company elected an accounting policy to record forfeitures as they occur. The Company recognizes stock-based compensation expense based on the fair value of the award on the date of the grant. The compensation expense is recognized over the vesting period under the straight-line method. The Company aggregates employee and nonemployee awards for certain disclosures since nonemployee awards are not material.
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
(N) Net Loss per Share
The rights and preferences of the non-voting Series A convertible Preferred Stock (“Series A Preferred Stock”) are negligible relative to common stock, therefore the Series A Preferred Stock is treated as in-substance common stock on an as-converted basis when allocating net income (loss) to actual and in-substance shares of common stock. The Company applies the two-class method to allocate earnings between common stock, Series A Preferred Stock as well as other securities deemed in-substance common stock and participating securities, if any.
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
Net loss per diluted share attributable to common stockholders adjusts the basic earnings per share attributable to common stockholders and the weighted-average number of shares of common stock outstanding for the potential dilutive impact of stock options using the treasury-stock method and the potential impact of any preferred stock using the if-converted method. Net loss per diluted share attributable to common stockholders omits the inclusion of options and common stock issuable upon conversion of our Series A Preferred Stock as these securities would be anti-dilutive.
(O) Retirement Plan
The Company maintains a 401(k)-retirement plan for its employees that is intended to qualify under Sections 401(a) and 501(a) of the U.S. Internal Revenue Code of 1986, as amended (“Code”). The Company provides all active employees with a 100% matching contribution equal to 3% of an employee’s eligible deferred compensation and a 50% matching contribution on employee contributions that are between 3% and 5% of an employee’s eligible deferred compensation. These safe harbor contributions vest immediately. For the three months ended March 31, 2025 and 2024 the Company contributed $0.07 million and $0.1 million, respectively.
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
(Q) Segment Reporting
Under Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), the Company discloses significant segment expenses regularly provided to the chief operating decision maker (“CODM”) and discloses the title and position of the CODM.
(R) Recent Accounting Pronouncements
The Company has reviewed recently issued accounting standards and plans to adopt those that are applicable. The Company does not expect the adoption of those standards to have a material impact on its financial position, results of operations or cash flows.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, (“ASU 2023-09”), which is effective for annual periods beginning after December 15, 2024. ASU 2023-09 intends to enhance the transparency as well as usefulness of income tax disclosures, primarily related to the rate reconciliation and income taxes paid. The Company is currently evaluating the impact that the adoption of ASU 2023-09 will have on its related disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires the disaggregation of certain expense captions into specified categories in disclosures within the notes to the consolidated financial statements to provide enhanced transparency into the expense captions presented on the face of the statements of income and comprehensive income. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted, and may be applied either prospectively or retrospectively to financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its related disclosures.
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
NOTE 3 – CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES
The following tables summarize the fair value of cash, cash equivalents and marketable securities as well as gross unrealized holding gains and losses as of March 31, 2025 and December 31, 2024:

	March 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Cash	$2,211	$—	$—	$2,211
Cash equivalents	18,925	—	—	18,925
Marketable securities	21,861	—	(1)	21,860
Total cash, cash equivalents and marketable securities	$42,997	$—	$(1)	$42,996

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Cash	$522	$—	$—	$522
Cash equivalents	25,779	—	—	25,779
Marketable securities	26,767	7	—	26,774
Total cash, cash equivalents and marketable securities	$53,068	$7	$—	$53,075
The Company did not hold any securities that were in an unrealized loss position for more than 12 months as of March 31, 2025 and December 31, 2024.
There were no material realized gains or losses on available-for-sale securities during the three months ended March 31, 2025 and 2024.
NOTE 4 – PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS
Property and equipment is summarized as follows:

(in thousands)	March 31, 2025	December 31, 2024
Furniture and equipment	$1,534	$1,534
Leasehold improvements	306	306
Less accumulated depreciation	(1,494)	(1,407)
Total property and equipment, net	$346	$433
Depreciation expense was $87,000 and $101,000 for the three months ended March 31, 2025 and 2024, respectively.
Intangible assets, net of accumulated amortization, were $38,000 and $92,000 as of March 31, 2025 and December 31, 2024, respectively, and are included in other assets. Amortization expense was $53,000 and $35,000 for the three months ended March 31, 2025 and 2024, respectively.
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
ROU asset and lease liabilities related to the Company’s operating lease are as follows:

(in thousands)	March 31, 2025
ROU asset, net	$12,509
Current lease liability	$1,360
Long-term lease liability	$13,070
The components of operating lease cost for the three months ended March 31, 2025 were as follows:

(in thousands)	March 31, 2025
Operating lease cost	$542
Variable lease cost	—
Short-term lease cost	—

Future minimum commitments under the non-cancelable operating lease are as follows:

(in thousands)
2025	$1,737
2026	2,316
2027	2,316
2028	2,469
2029	2,469
Thereafter	7,408
$18,717
NOTE 6 – ACCRUED EXPENSES
Accrued expenses consist of the following:

(in thousands)	March 31, 2025	December 31, 2024
Payroll and bonus accrual	$1,824	$2,959
Research and development accrual	3,181	2,779
Professional fees accrual	500	168
Other	491	89
Total	$5,997	$5,994
NOTE 7 – STOCKHOLDERS’ EQUITY
The Company’s capital structure consists of common stock and preferred stock. Pursuant to the Company’s amended and restated certificate of incorporation, as amended, the Company is authorized to issue up to 125,000,000 shares of common stock and 10,000,000 shares of preferred stock. The Company has designated 10,000 shares of preferred stock as Series A Preferred Stock, of which 1,250 are issued and outstanding as of March 31, 2025.
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
There were 1,250 shares of Series A Preferred Stock outstanding as of March 31, 2025 and December 31, 2024. Each share of Series A Preferred Stock is convertible into 1,000 shares of common stock at any time at the holder’s option. However, the holder will be prohibited, subject to certain exceptions, from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than, at the written election of the holder, either 9.99% or 14.99% of the total number of shares of common stock then issued and outstanding, which percentage may be changed at the holder’s election to any other number less than or equal to 19.99% upon 61 days’ notice to the Company; provided, however, that effective 61 days after delivery of such notice, such beneficial ownership limitations shall not be applicable to any holder that beneficially owns either 10.0% or 15.0%, as applicable based on the holder’s initial written election noted above, of the total number of shares of common stock issued and outstanding immediately prior to delivery of such notice. In the event of a liquidation, dissolution, or winding up of the Company, holders of Series A Preferred Stock will receive a payment equal to $0.001 per share of Series A Preferred Stock before any proceeds are distributed to the holders of common stock. Holders of Series A Preferred Stock are entitled to receive dividends paid to holders of common stock at an equal rate, in the same form, and in the same manner on an as-if-converted basis.
On February 10, 2025, the Company received a notification letter from the Listing Qualifications Department of the Nasdaq Stock Market LLC notifying the Company that the average closing bid price of the Company’s shares of common stock was below the closing bid price of $1.00 per share during the last 31 consecutive trading days. The Company has an initial period of 180 calendar days, or until August 11, 2025, to regain compliance with the minimum bid price requirement.
Dividends
Through March 31, 2025, the Company has not declared any dividends. No dividends on the common stock shall be declared and paid unless dividends on the preferred stock have been declared and paid.
NOTE 8 – STOCK-BASED COMPENSATION
The Company’s Board of Directors adopted, and the Company’s stockholders approved, the 2017 Equity Incentive Plan (“2017 Plan”), which became effective on May 4, 2017. The initial reserve of shares of common stock issuable under the 2017 Plan was 3,052,059 shares. The 2017 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards, and other forms of stock-based awards. Additionally, the 2017 Plan provides for the grant of performance cash awards. The Company’s employees, officers, directors, consultants and advisors are eligible to receive awards under the 2017 Plan. Following the adoption of the 2017 Plan, no further awards will be granted under the Company’s prior plan. Pursuant to the terms of the 2017 Plan, on each January 1st, the plan limit shall be increased by the lesser of (x) 5% of the number of shares of common stock outstanding as of the immediately preceding December 31 and (y) such lesser number as the Board of Directors may determine at its discretion. On January 1, 2025, no additional shares were reserved for issuance under the 2017 Plan. As of March 31, 2025, there were 3,673,349 shares of the Company’s common stock reserved and available for issuance under the 2017 Plan.
The Company’s Board of Directors adopted, and the Company’s stockholders approved, the 2017 Employee Stock Purchase Plan (“2017 ESPP”), which became effective on May 4, 2017. The initial reserve of shares of common stock issuable under the 2017 ESPP was 279,069 shares. The 2017 ESPP allows employees to purchase common stock of the Company at a 15% discount to the market price on designated semi-annual purchase dates. During the three months ended March 31, 2025 and 2024, 34,509 and 31,561 shares were purchased under the 2017 ESPP, respectively, and the Company recorded expense of $21,876 and $15,051, respectively. The number of shares of common stock reserved for issuance under the 2017 ESPP automatically increases on January 1 of each year, beginning on January 1, 2018 and continuing through and including January 1, 2027, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (ii) 550,000 shares or (iii) such lesser number of shares determined by the Board of Directors. The Board of Directors acted prior to each of January 1, 2025 and

January 1, 2024 to provide that there be no increase in the number of shares reserved for issuance under the 2017 ESPP on either such date. As of March 31, 2025, there were 248,487 shares of the Company’s common stock reserved and available for issuance under the 2017 ESPP.
The Company’s Board of Directors adopted, and the Company’s stockholders approved, the 2014 Equity Incentive Plan (“2014 Plan”), which authorized the Company to grant shares of common stock in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units. The 2014 Plan was terminated as to future awards in May 2017, although it continues to govern the terms of options that remain outstanding under the 2014 Plan. No additional stock awards will be granted under the 2014 Plan, and all outstanding stock awards granted under the 2014 Plan that are repurchased, forfeited, expire or are cancelled will become available for grant under the 2017 Plan in accordance with its terms. As of March 31, 2025, options to purchase 1,328,715 shares of common stock were outstanding under the 2014 Plan.
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
The fair value of options granted during the three months ended March 31, 2025 and 2024 was estimated using the Black-Scholes option valuation model. The inputs for the Black-Scholes option valuation model require assumptions that are detailed in the table below. The risk-free interest rates are based on the rate for U.S. treasury securities at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected life is based on the simplified method in accordance with the SEC Staff Accounting Bulletin No. Topic 14D.
The Company granted 3,190,900 and 2,672,150 stock options during the three months ended March 31, 2025 and 2024, respectively. There were 8,299,628 and 6,760,442 unvested options outstanding as of March 31, 2025 and 2024, respectively. Total expense recognized related to the stock options for the three months ended March 31, 2025 and 2024 was $1.3 million and $2.0 million, respectively. During the three months ended March 31, 2025 and 2024, the Company had no outstanding performance-based option awards and did not record any related expense in those periods.
The Company granted 249,201 and 348,575 restricted stock units to employees during the three months ended March 31, 2025 and 2024.
The Company’s stock-based compensation expense was recognized in operating expenses as follows:

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024
Research and development	$401	$529
General and administrative	883	1,439
Total	$1,284	$1,968

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024
Stock options and restricted stock units	$1,263	$1,953
Employee Stock Purchase Plan	22	15
Total	$1,284	$1,968

The fair value of options granted during the three months ended March 31, 2025 and 2024 was estimated utilizing the following assumptions:

	Three Months Ended
	March 31, 2025	March 31, 2024
	Weighted Average	Weighted Average
Volatility	86.51%	79.87%
Expected term in years	5.45	6.08
Dividend rate	0.00%	0.00%
Risk-free interest rate	3.94%	4.28%
Fair value of option on grant date	$0.41	$2.63
The following table summarizes the number of options outstanding and the weighted average exercise price:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding December 31, 2024	15,341,356	$3.49	5.87	$—
Granted	3,550,900	0.63
Exercised	—	—
Forfeited or expired	(197,000)	2.96
Options outstanding March 31, 2025	18,695,256	$2.95	6.49	$—
Vested and exercisable at March 31, 2025	10,395,628	$4.02	4.73	$—
At March 31, 2025, there was $9.6 million of unrecognized stock–based compensation expense related to stock option grants, which is expected to be recognized over a remaining average vesting period of 2.60 years.
NOTE 9 – INCOME TAXES
The Company’s interim income tax provision consists of U.S. federal and state income taxes based on the estimated annual effective tax rate that the Company expects for the full year together with the tax effect of discrete items. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of March 31, 2025, the Company was in a pre-tax loss position and is anticipated to remain so throughout the year. For the three months ended March 31, 2025 and 2024, the Company did not record any tax benefit or expense.
In assessing the realizability of deferred tax assets, management evaluates whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. Management assesses all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, prior earnings history, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Significant weight is given to positive and negative evidence that is objectively verifiable. Based on these factors, including cumulative losses in recent years, the Company continues to maintain a full valuation allowance against its net deferred tax assets as of March 31, 2025.
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
Gensaic Collaboration and Option Agreement
In August 2022, the Company entered into an equity agreement and a collaboration and option agreement with Gensaic (“Gensaic Collaboration Agreement”). Under the terms of the equity agreement, the Company invested a total of $5.1 million in exchange for convertible preferred stock in Gensaic. The Company also retained rights to invest in future equity financing rounds. Dr. Jeremy Levin, the Company’s Chairman and Chief Executive Officer (“CEO”), is currently the Chairman of Gensaic’s board of directors. The Gensaic Collaboration Agreement involves the research and development of Gensaic’s proprietary platform for certain rare central nervous system (“CNS”) disorder targets. Under the Gensaic Collaboration Agreement, Gensaic granted the Company an option to obtain an exclusive license with respect to certain identified lead phage-derived particle (“PDP”) products, which is exercisable at any time prior to the expiration of the option period. Once a product is identified by the Company that demonstrates sufficient efficacy, the Company may exercise its option with respect to the specific research program for that PDP product.

The Company shall reimburse Gensaic for Gensaic’s research costs related to the specific research plan for PDP products identified. The research plan and budget shall be mutually agreed upon by the parties and shall not exceed $3.0 million in any research year. The Company will record these reimbursement payments as research and development costs in the period the research costs are incurred. In May 2023, the Company identified a lead PDP candidate for further research and provided $3.5 million to Gensaic to support the approved research plan and budget. The amount is expensed as the research and development occurs with the remaining amount included in prepaid expenses and other current assets in the condensed consolidated balance sheets. As of March 31, 2025 and December 31, 2024, $1.0 million remained in prepaid expenses and other current assets. No expense was recognized in the three months ended March 31, 2025 and $0.6 million was recognized in the same period in 2024.
If a product is ultimately commercialized under this agreement, the Company shall make tiered royalty payments to Gensaic in the mid-single to low double-digit range based on the net sales of all licensed PDP products during the royalty term. The Company is also responsible for potential tiered milestone payments of up to $452.0 million based upon the achievement of certain sales milestone events and developmental milestone approvals for three or more products. Gensaic also has the option to become a collaborative partner in the development and commercialization of PDP products in exchange for a fee based on a percentage of the costs incurred by the Company through the date Gensaic exercises its option. The Company would no longer be required to pay Gensaic royalty or milestone payments if Gensaic elects to exercise its option. As of March 31, 2025, none of these contingent payments were considered probable.
The Company may terminate the Gensaic Collaboration Agreement by providing written notice to Gensaic 90 days in advance of the termination date.
Non-Operating Loss
During the quarter ended September 30, 2024, the Company was the victim of a criminal scheme involving a business email compromise at one of its development collaborators, which led to a fraudulent transfer totaling $1.8 million to a third-party impersonating one of the Company’s development collaborators. The matter was reported to the U.S. Secret Service and Federal Bureau of Investigation and a loss was recorded in other income (expense) in the consolidated statement of operations. In January 2025, the Company fully recovered the $1.8 million and recorded a gain in other income (expense) in the condensed consolidated statement of operations.
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
Under the RLT Agreement, all rights in soticlestat are owned by Takeda or exclusively licensed to Takeda by the Company. Takeda assumed all responsibility for, and costs of, both development and commercialization of soticlestat, and the Company no longer has any financial obligation to Takeda under the original collaboration agreement, including milestone payments or any future development and commercialization costs. In March 2021, upon the closing of the RLT Agreement, the Company received an upfront payment of $196.0 million and, if soticlestat was successfully developed, the Company would be eligible to receive up to $660 million in milestone payments and royalties on product sales.

In October 2023, the Company sold a 13% stake in the royalty, regulatory and commercial milestone payments that the Company is eligible to receive under the RLT Agreement to Ligand for $30.0 million. The Company retained 87% of its interest in soticlestat’s potential royalties and milestones.
During the three months ended March 31,2024, no revenue or expense was recognized pursuant to the RLT Agreement.In June 2024, Takeda issued a press release indicating the soticlestat trials missed their primary endpoints and noted that while Takeda would discuss the program with FDA, Takeda fully impaired the asset representing soticlestat. In January 2025, Takeda discontinued the program. and at March 31, 2025, the Company has no continuing debt or other obligations to Ligand.
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
No revenue was recognized relating to the Healx License and Option Agreement during the three months ended March 31, 2025 and 2024.
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

The Company had unrealized losses on the Marinus common stock of $1.1 million for the three months ended March 31 ,2024, which were recorded as unrealized gains (losses) on equity securities and were reflected in other income (expense), net in the condensed consolidated statements of operations. In February 2025, Immedica, S.A. closed a cash purchase of Marinus, resulting in the sale of the Company's equity position in Marinus for $70,000.
Graviton License Agreement and Equity Purchase
In April 2023, the Company entered into a collaboration and license agreement with Graviton (“Graviton Agreement”), whereby it secured from Graviton an exclusive license to develop and commercialize Graviton’s library of ROCK2 inhibitors including their lead program GV101 (OV888) in rare CNS disorders (excluding amyotrophic lateral sclerosis) worldwide (excluding China, Hong Kong, Macau and Taiwan). Under the Graviton Agreement, the Company and Graviton plan to investigate GV101 in cerebral cavernous malformations as well as Graviton’s library of ROCK2 inhibitors in other rare CNS disorders. The Company will be responsible for all development and commercialization costs of the products. Should the Company receive regulatory approval and commercialize any of Graviton’s ROCK2 inhibitors, it will pay Graviton tiered royalties on net sales ranging from the mid to high teens. As part of the Graviton Agreement, the Company also purchased shares of Graviton’s preferred stock for $10.0 million. The Company recorded the purchase of the preferred stock as a long-term equity investment on its consolidated balance sheets. In December 2023 and March 2024, the Company recognized unrealized gains on the investment due to an observable change in price, and recorded the gain in other income (expense), net, in the consolidated statements of operations. The program related to this collaboration agreement is currently paused.
NOTE 12 – RELATED PARTY TRANSACTIONS
In March 2021, the Company entered into the RLT Agreement with Takeda. For a description of the RLT Agreement, see Note 11 – Collaboration and License Agreements.
NOTE 13 – NET LOSS PER SHARE
The basic and diluted net loss per common share is presented in conformity with the two-class method required for participating securities and multiple classes of shares. The Company considers its preferred stock to be in-substance common stock (Note 2). The Series A Preferred stock was excluded from the calculation of net loss per share and presented as anti-dilutive in prior reporting periods, but is deemed in-substance common stock and is now reflected as a class of common stock for purposes of calculating net loss per share for the periods ended March 31, 2025 and 2024. The impact of the change to previously reported net loss per share is not material.
Basic net loss per common share is calculated based upon the allocation of net loss to the weighted-average number of common shares outstanding during the period, excluding outstanding stock options that have not yet vested, and weighted-average number of shares of Series A Preferred stock outstanding during the period on an as-converted basis. For any period in which the Company records net income, diluted net income per share is calculated in the same manner as basic net loss per share, except that diluted net loss per common share includes outstanding common stock and common shares underlying outstanding options and unvested restricted stock units in the number of shares used to allocate net loss to share classes and as the denominator in calculating net loss per common share - diluted.
Diluted net loss per common share is equivalent to the basic net loss per common share due to the exclusion of outstanding stock options and unvested restricted stock units because the inclusion of these securities would result in an anti-dilutive effect on per common share amounts.

The following table summarizes the calculation of basic and diluted net loss per share:

	For the Three Months Ended March 31, 2025
(in thousands, except share and per share data)	Series A Preferred Stock	Common Stock
Net loss per share, basic and diluted
Allocation of net loss	$(177)	$(10,058)
Weighted-average shares outstanding, basic and diluted	1,250	71,045,265
Net loss per share, basic and diluted	$(141.57)	$(0.14)

	For the Three Months Ended March 31, 2024
(in thousands, except share and per share data)	Series A Preferred Stock	Common Stock
Net loss per share, basic and diluted
Allocation of net loss	$(203)	$(11,491)
Weighted average shares outstanding, basic and diluted	1,250	70,716,929
Net loss per share, basic and diluted	$(162.50)	$(0.17)
The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	For the Three Months Ended March 31	For the Three Months Ended March 31
	2025	2024
Stock options to purchase common stock	18,695,256	17,356,577
Common stock issuable upon conversion of Series A convertible preferred stock	1,250,000	1,250,000
Unvested restricted stock units	378,137	348,575
	20,323,393	18,955,152
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
The Company has determined that it operates as one segment focused on developing medicines for brain conditions with significant unmet need. The Company’s pre-commercial development drug candidates have similar economic and other characteristics, including all being in the small-molecule therapeutic class that share target markets, development pathways, and regulatory environments. The Chief Operating Decision Maker (“CODM”) is the Chairman and CEO, who reviews profit and loss information on a consolidated basis to assess performance and make operating and planning decisions, including resource allocations among active programs. The determination of the single segment is consistent with the information provided to the CEO. As the Company’s operations are comprised of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets”. Segment asset information is not used by the CODM to allocate resources.
The following tables summarize the Company’s segment information as presented to the CEO and as required in ASU 2023-07 for the periods indicated:

	For the Three Months Ended March 31,
(in thousands)	2025	2024
Revenue	$130	$148
Payroll and payroll-related expenses	1,837	2,937
Direct program expenses
OV350/KCC2 library	2,778	1,778
OV888 (GV101)	339	2,840
OV329	859	1,239
Gensaic projects	—	521
Other programs	268	318
Total direct program expenses	4,244	6,697
Other research and development expenses	578	763
Total research and development expenses	6,659	10,397
Payroll and payroll-related expenses	3,130	3,891
Legal and professional fees	1,451	1,673
General office expenses	1,440	1,604
Total general and administrative expenses	6,021	7,168
Total operating expenses	12,680	17,565
Operating loss	(12,550)	(17,417)
Other (income) expense	(2,315)	(5,723)
Net loss	$(10,235)	$(11,694)
Other research and development expenses include general office expenses allocated to research and development, including costs related to rent and depreciation of leasehold improvements, and nonclinical contract labor. Other income/expense includes a gain on fraudulent funds transfer, unrealized net gain on equity investments and interest/accretion income on securities.
Other significant segment information includes:

	For the Three Months Ended March 31,
(in thousands)	2025	2024
Stock-based compensation expense	1,284	1,968
Interest/accretion income on securities	491	1,327
Severance expense	435	—
Gain on recovery of fraudulent funds transfer	1,800	—
Unrealized net gain on equity investments	—	4,394
Depreciation and amortization	141	136

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission (“SEC”) on March 11, 2025. In addition to historical financial information, the following discussion contains forward-looking statements based upon our current plans, expectations and beliefs that involve risks, uncertainties and assumptions. Our actual results and the timing of selected events may differ materially from those described in or implied by these forward-looking statements as a result of many factors, including those set forth under the section titled “Risk Factors” in Part II, Item 1A. You should carefully read the “Risk Factors” section of this Quarterly Report on Form 10-Q to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”
Overview
We are a biopharmaceutical company dedicated to developing small molecule medicines for brain conditions with significant unmet need. Our approach to achieve this goal is scientifically driven, patient focused, and coupled with an integrated and disciplined approach to research, clinical development and business development. Our team has significant experience with and understanding of epilepsies and other neurological conditions, and we continue to gain insight into the ways the different molecular mechanisms and pathways underlying these disorders impact the symptoms patients experience. We have developed a differentiated pipeline of drug candidates containing three novel MoAs to target seizures and believe we are the only company that holds a portfolio of direct activators of KCC2. Two of our programs are in clinical trials, and a third is expected to begin a clinical trial in the second quarter of 2026. We are initially pursuing therapeutic drug candidates for epilepsy and psychosis in Parkinson’s disease and Lewy body dementia. If successfully developed and marketed to treat these conditions, we intend to explore these drug candidates for broader neurologic indications. Our cohesive focus in brain conditions with significant unmet need reinforces our belief that we can develop and produce multiple novel medicines, scale our infrastructure, positively impact patients’ lives and create long-term stockholder value.
Since our inception in April 2014, we have devoted substantially all of our efforts to organizing and planning our business, building our management and technical team, acquiring and developing assets and raising capital.
During the three month periods ended March 31, 2025 and 2024, we generated $0.13 million and $0.15 million of royalty and licensing revenue, respectively. We have otherwise primarily funded our business through the sale of our capital stock and through various licensing and collaboration agreements. Through March 31, 2025, we have raised net proceeds of $275.4 million from the sale of our preferred and common stock. As of March 31, 2025, we had $43.0 million in cash, cash equivalents and marketable securities. As of March 31, 2025, we had an accumulated deficit of $314.5 million.
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
The following chart sets forth the status and mechanism of action of our drug candidates:
Significant Risks and Uncertainties
The global economic slowdown, the overall disruption of global healthcare systems and other risks and uncertainties associated with public health crises and global geopolitical tensions, like tensions between China and Taiwan, the ongoing war between Russia and Ukraine and the war involving Israel, may have a material adverse effect on our business, financial condition, results of operations and growth prospects. The resulting fluctuations in inflation rates may materially affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of our clinical trial materials and supplies, interest rates and overhead costs may adversely affect our operating results. Relatively high interest rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Furthermore, economic conditions have produced downward pressure on share prices. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates remain relatively high or begin to rise again) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, global geopolitical tensions as a result of tensions between China and Taiwan, the ongoing war between Russia and Ukraine and the war involving Israel, worsening global macroeconomic conditions and employee availability and wage increases, which may result in additional stress on our working capital resources. Moreover, there is great uncertainty with respect to potential changes in trade regulations, ongoing changes to U.S. and international tariffs and other trade restrictions and trade barriers, renegotiation of international trade agreements or further escalation of trade tensions, sanctions and export controls which also increase volatility in the global economy.
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

Other Income (Expense), net
Other income (expense), net primarily consists of interest income and accretion of discount on investments in marketable securities, unrealized gains (losses) on long-term equity investments and unrealized gain due to a fraudulent funds transfer recovery.
Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024
The following table summarizes the results of our operations for the periods indicated:

(in thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	Change $
Revenue:
License and other revenue	$130	$148	$(18)
Total revenue	130	148	(18)
Operating expenses:
Research and development	6,659	10,397	(3,738)
General and administrative	6,021	7,168	(1,147)
Total operating expenses	12,680	17,565	(4,885)
Loss from operations	(12,550)	(17,417)	4,867
Other income (expense), net	2,315	5,723	(3,408)
Loss before provision for income taxes	(10,235)	(11,694)	1,459
Provision for income taxes	—	—	—
Net loss	$(10,235)	$(11,694)	$1,459
Revenue
Revenue of $130,000 and $148,000 was recorded in the three months ended March 31, 2025 and 2024, respectively, which consisted of royalties on net sales pursuant to an out-licensing agreement.
Research and Development Expenses

(in thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	Change $
Preclinical and clinical development expenses	$4,244	$6,697	$(2,453)
Payroll and payroll-related expenses	1,837	2,937	(1,100)
Other expenses	578	763	(185)
Total research and development	$6,659	$10,397	$(3,738)
During the three months ended March 31, 2025, research and development expenses were $6.7 million, compared to $10.4 million for the same period in 2024, representing a decrease of $3.7 million. Program research and development expenses declined by $2.5 million, primarily due to the pause of the OV888 (GV101) program and the reduction of preclinical and development expenses for OV329 offset by increased research and development expenses related to the OV350/KCC2 library. Payroll and payroll-related expenses declined by $1.1 million due to reduced headcount in the three months ended March 31, 2025 relative to the three months ended March 31, 2024 due to the organizational restructuring executed during the second quarter of 2024.

General and Administrative Expenses

(in thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	Change $
Payroll and payroll-related expenses	$3,130	$3,891	$(761)
Legal and professional fees	1,451	1,673	(222)
General office expenses	1,440	1,604	(164)
Total general and administrative	$6,021	$7,168	$(1,147)
General and administrative expenses were $6.0 million and $7.2 million for the three months ended March 31, 2025 and 2024, respectively. The decrease in general and administrative expenses is primarily due to the organizational restructuring executed during the second quarter of 2024, inclusive of payroll and payroll-related expenses as well as other cost reductions.
Other Income (Expense), net
Other income (expense), net, for the three months ended March 31, 2025 and 2024 were gains of $2.3 million and $5.7 million, respectively. An unrealized gain of $1.8 million on recovery of a fraudulent funds transfer was recognized in the three months ended March 31, 2025, and during the same period in 2024 a gain of $4.2 million was recorded due to a fair value adjustment on a long-term equity investment. Other items reflected in other income (expense), net, in both periods were primarily interest income and accretion on U.S. treasury investments.
Liquidity and Capital Resources
Overview
As of March 31, 2025, we had total cash, cash equivalents and marketable securities of $43.0 million. We believe that our cash, cash equivalents and marketable securities as of March 31, 2025 will be sufficient to fund our projected operating expenses and capital expenditure requirements for at least 12 months from the issuance of this Quarterly Report on Form 10-Q.
Similar to other development-stage biotechnology companies, we have generated limited revenue, which has been through various license and collaboration agreements, and have financed our operations primarily through the sale of equity securities. We have historically incurred losses and experienced negative operating cash flows for most periods since our inception and anticipate that we will incur losses and experience negative operating cash flows in the future. We recorded net losses of $10.2 million and $11.7 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $314.5 million and working capital of $36.6 million.
In June 2024, we announced an organizational restructuring which included a reduction of our workforce to prioritize our programs and extend our cash runway.
Future Funding Requirements
We believe that our available cash, cash equivalents and marketable securities are sufficient to fund existing and planned cash requirements for at least the next 12 months from the issuance of the financial statements contained in this Quarterly Report on Form 10-Q. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, clinical costs, legal and other regulatory expenses and general overhead costs. We have based our estimates on assumptions that may prove to be incorrect, and we could use our capital resources sooner than we currently expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. We cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability.
As of March 31, 2025, we had no long-term debt and no material non-cancelable purchase commitments with service providers, as we have generally contracted on a cancellable, purchase order basis. We cannot estimate whether we will receive or the timing of any potential contingent payments upon the achievement by us of clinical, regulatory and commercial events, as applicable. In addition, we cannot estimate the timing of any potential royalty payments that we may be required to make under license agreements we have entered into with various entities pursuant to which we have in-licensed certain intellectual property as contractual obligations or commitments, including agreements with AstraZeneca and Northwestern. Pursuant to these license agreements, we have agreed to make milestone payments up to an aggregate of $279.3 million upon the achievement of certain development, regulatory and sales milestones. We excluded these contingent payments from the condensed consolidated financial statements, given that the timing, probability, and amount, if any, of such payments cannot be reasonably estimated at this time.
In September 2021, we entered into a 10-year lease agreement for our corporate headquarters in New York, New York. The lease provides for monthly rental payments over the lease term. The base rent under the lease is currently $2.3 million per year. Payment obligations under the lease agreement include $2.3 million in the 12 months subsequent to March 31, 2025 and $18.7 million over the remaining term of the agreement. For additional information see Note 5 to our condensed consolidated financial statements under the heading “Leases.”
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
Additionally, while the long-term economic impact of geopolitical tensions, including tensions between China and Taiwan, the ongoing war between Russia and Ukraine and the war involving Israel, is difficult to assess or predict, each of these events has caused significant disruptions to the global financial markets and contributed to a general global economic slowdown. Furthermore, inflation rates have increased recently to levels not seen in decades, which may also be impacted by the implementation of tariffs by the United States and other countries. Moreover, there is great uncertainty with respect to potential changes in trade regulations, tariffs, sanctions and export controls which also increase volatility in the global economy. In addition, the U.S. Federal Reserve has raised interest rates in the past in response to concerns about inflation. Relatively high interest rates and fluctuations in inflation, especially if coupled with a significant change in government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. If the disruptions and slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our ability to pursue our business strategy.
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
At-the-Market Offering Program
In November 2023, we filed a shelf registration statement on Form S-3 (Registration No. 333-275307) (the “S-3 Registration Statement”) that allows us to sell up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities and/or warrants, which includes a prospectus covering the issuance and sale of up to $75.0 million of common stock pursuant to an at-the-market (“ATM”) offering program. During the three months ended March 31, 2025, we did not have any sales pursuant to our ATM program.
As of the date of this Quarterly Report on Form 10-Q, our public float was less than $75.0 million. As a result, we are subject to the limitations of General Instruction I.B.6 to Form S-3 until such time as our public float exceeds $75.0 million, which means we only have the capacity to sell shares up to one-third of our public float under the S-3 Registration Statement, including the ATM program, in any twelve-month period. We will remain constrained by the limitations of General Instruction I.B.6 to Form S-3 until such time as our public float exceeds $75.0 million, at which time the number of securities we may sell under a Form S-3 registration statement will no longer be limited by limitations of General Instruction I.B.6 to Form S-3.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

(in thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net cash (used in) provided by:
Operating activities	$(10,302)	$(16,686)
Investing activities	5,102	20,188
Financing activities	35	228
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(5,165)	$3,731
Net Cash Used In Operating Activities
Net cash used in operating activities was $10.3 million for the three months ended March 31, 2025, which consisted primarily of net loss of $10.2 million with a reduction of $1.2 million of accounts payable offset by $1.3 million of non-cash stock-based compensation expense. Net cash used in operating activities was $16.7 million for the three months ended March 31, 2024, which primarily consisted of net loss of $11.7 million, $4.4 million of unrealized gain on long term equity investments, a reduction of accrued expenses of $2.5 million, offset by $2.0 million of non-cash stock-based compensation expense.
Net Cash Provided By Investing Activities
Net cash provided by investing activities was $5.1 million and $20.2 million for the three months ended March 31, 2025 and 2024, respectively, which was primarily due to the maturity of marketable securities during the periods.
Net Cash Provided By Financing Activities
Net cash provided by financing activities were immaterial during the three months ended March 31, 2025 and 2024, resulting solely from proceeds from the exercise of stock options and purchases under the employee stock purchase plan.
Smaller Reporting Company Status and a Non-Accelerated Filer
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
Additionally, as a non-accelerated filer, we may continue to take advantage of the exception from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended.
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
During the three months ended March 31, 2025, there were no material changes to our critical accounting policies as reported for the year ended December 31, 2024 as part of our Annual Report on Form 10-K, which was filed with the SEC on March 11, 2025. In addition, see Note 2 of our condensed consolidated financial statements under the heading “Recent Accounting Pronouncements” for new accounting pronouncements or changes to the accounting pronouncements during the three months ended March 31, 2025.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The primary objectives of our investment activities are to ensure liquidity and to preserve capital. As of March 31, 2025, we had cash, cash equivalents and marketable securities totaling $43.0 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in institutional market funds that are comprised of U.S. treasury and U.S. treasury-backed repurchase agreements as well as treasury notes and high quality short-term corporate bonds. We maintain our cash, cash equivalents and marketable securities with domestic financial institutions of high credit quality.
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
As of March 31, 2025, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2025, our disclosure controls and procedures were effective.
Management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with GAAP.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recent quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Summary of Select Risks Associated with Our Business
Our business faces significant risks and uncertainties. If any of the following risks are realized, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. Some of the more significant risks we face include the following:
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
•Sale of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to drop significantly.
•We are early in our drug development efforts of our current drug candidates and all of our drug candidates are in clinical trials or preclinical development. If we are unable to successfully develop, receive regulatory approval for and commercialize our drug candidates, or successfully develop any other drug candidates, or experience significant delays in doing so, our business will be harmed.
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
Our operations have consumed substantial amounts of cash since our inception. As of March 31, 2025, our cash, cash equivalents and marketable securities were $43.0 million and we had an accumulated deficit of $314.5 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our current operating plans through at least 12 months from the filing of this Quarterly Report on Form 10-Q. However, our operating plans may change because of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.

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
We have historically incurred significant operating losses. Our net loss for the quarter ended March 31, 2025 was $10.2 million and we had an accumulated deficit of $314.5 million as of that date. We expect to incur operating losses in the future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our drug candidates, as well as hiring employees and building our infrastructure.
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
Trade disputes, tariffs, restrictions and other political tensions between the U.S. and other countries may also exacerbate unfavorable macroeconomic conditions, including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns, which may also limit our access to capital, or otherwise negatively impact our business and operations. Additionally, current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with APIs, raw materials, laboratory equipment and research materials and components. In addition, such tariffs will increase our supply chain complexity and could also potentially disrupt our existing supply chain. Trade policies, geopolitical disputes and other trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. With the new administration in the U.S., additional and higher tariffs and sanctions may be imposed on goods imported from other countries which could increase the cost of goods needed to commercialize our products and continue development of our product candidates. Further, such actions by the U.S. could result in retaliatory action by those countries which could impact our ability to profitably commercialize our products in those jurisdictions. As a result, our business, operations and financial condition could be materially harmed.
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
The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this Quarterly Report on Form 10-Q.
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
•changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; or
•business interruptions resulting from global geopolitical tensions, including tensions between China and Taiwan, the ongoing war between Russia and Ukraine, the war involving Israel and any other war or the perception that hostilities may be imminent, terrorism, natural disasters or public health crises.
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
A key element of our current strategy is to discover, develop and potentially commercialize a portfolio of drug candidates to treat certain brain conditions with significant unmet need. However, our business development activities and research activities may present attractive opportunities outside of our current areas of focus and we may choose to pursue drug candidates in other areas of interest including other disorders that we believe would be in the best interest of the Company and our stockholders. We plan to continuously review our strategies and modify as necessary based on attractive areas of interest and assets that we choose to pursue. We intend to develop our portfolio of drug candidates by in-licensing and entering into collaborations with biopharmaceutical companies or academic institutions for new drug candidates. Identifying new drug candidates requires substantial technical, financial and human resources, whether or not any drug candidates are ultimately identified. Even if we identify drug candidates that initially show promise, we may fail to in-license or acquire these assets and may also fail to successfully develop and commercialize such drug candidates for many reasons, including the following:
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
During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries and discomforts, to their doctor. Often, it is not possible to determine whether or not the drug candidate being studied caused these conditions. Regulatory authorities may draw different conclusions or require additional testing to confirm these determinations, if they occur. In addition, it is possible that illnesses, injuries, discomforts or other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by subjects as we test our drug candidates in larger, longer and more extensive clinical programs, or, as use of these drug candidates becomes more widespread if they receive regulatory approval. Many times, side effects are only detectable after investigational drugs are tested in large-scale, Phase 3 trials or, in some cases, after they are made available to patients on a commercial scale after approval. If clinical experience indicates that any of our drug candidates causes adverse events or serious or life-threatening adverse events, the development of that drug candidate may fail or be delayed, or, if the drug candidate has received regulatory approval, such approval may be revoked, which would harm our business, prospects, operating results and financial condition.
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
We focus our research and drug development on treatments for brain conditions with significant unmet need. This specifically includes medicines to treat symptoms of excess neural excitation such as seizures and psychoses that manifest in specific epilepsies, psychiatric, neurodegenerative and neurodevelopmental conditions. We are developing medicines for both rare and broader conditions. As a result of the disorders that we are targeting for drug development, our eligible patient population and pricing estimates may differ significantly from the actual market addressable by our drug candidates. Our projections of both the number of people who have these disorders, as well as the subset of people with these disorders who have the potential to benefit from treatment with our drug candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these disorders. The number of patients may turn out to be lower than expected. Likewise, the potentially addressable patient population for each of our drug candidates may be limited or may not be amenable to treatment with our drug candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business.
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
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geopolitical tensions, including tensions between China and Taiwan, the ongoing war between Russia and Ukraine, the war involving Israel and any other war or the perception that hostilities may be imminent, terrorism, natural disasters or public health crises.
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
•the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, in return for the purchase, recommendation, leasing or furnishing of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers and formulary managers on the other. The Patient Protection and Affordable Care Act, as amended (“PPACA”), amended the intent requirement of the federal Anti-Kickback Statute. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation;
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
There have been amendments to and executive, judicial, congressional and executive branch challenges to certain aspects of the PPACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022, or the IRA, was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and by creating a new manufacturer discount program. It is possible that the PPACA will be subject to judicial or congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the current administration will impact the PPACA and our business.
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
These and other healthcare reform measures may be adopted in the future, particularly in light of the recent U.S. presidential and congressional elections, and may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. The current presidential administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions include, for example, directives to reduce agency workforce, program cuts, rescinding a previous executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending and eliminating the previous executive order directing HHS and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program, and directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the

FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs.
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
Disruptions at the FDA and other government agencies caused by layoffs, funding shortages or global health concerns could negatively impact our business.
The ability of the FDA to review proposed clinical trials or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, including executive and congressional priorities, the impacts of which are inherently fluid and unpredictable. Disruptions at the FDA and other agencies may slow the time necessary for new product candidates to be reviewed and/or approved, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current administration has proposed substantial reductions in force at various government agencies including the FDA, which could significantly reduce the FDA’s capacity to perform its functions in a manner consistent with its past practices and could delay reviews and negatively impact our business.
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
In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions have and may continue to adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered individuals (i.e., individuals and entities located in or controlled by individuals or entities located in those jurisdictions) that may impact certain business activities such as vendor engagements, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to transfer data in connection with certain transactions or agreements.
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
We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data (including clinical trial data); and orders to destroy or not use personal data.
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
For the three months ended March 31, 2025, we recorded no U.S. federal or state income tax provision, based on a pre-tax loss of $10.2 million. As of March 31, 2025, we had available $185.4 million of unused NOL carryforwards for U.S. federal income tax purposes, $14.9 million of unused NOL carryforwards for Massachusetts income tax purposes, $164.1 million of unused NOL carryforwards for New York income tax purposes, and $163.8 million of unused NOL carryforwards for New York City income tax purposes and $18.3 million of unused NOL carryforwards for Pennsylvania income tax purposes that may be applied against future taxable income. Our NOL carryforwards are significantly limited such that even if we achieve profitability in future periods, we may not be able to utilize most of the NOL carryforwards, which could have a material adverse effect on cash flow and results of operations.
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
During the quarter ended September 30, 2024, we were the victim of a criminal scheme involving a business email compromise at one of our development collaborators, which led to a fraudulent transfer of $1.8 million to a third-party impersonating one of our development collaborators. The funds were subsequently fully recovered. As a result of the misdirection of funds, management re-evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. Based on this assessment, management identified material weaknesses related to fund transfers and vendor-related information updates. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or condensed interim financial statements would not be prevented or detected on a timely basis.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Immediately following the incident, we initiated a reassessment of our processes and controls related to fund transfers and vendor-related information updates and developed an action plan that remediated this matter, as concluded in Part II, Item 9a of our Annual Report on Form 10-K for the year ended December 31, 2024.
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
The market price of our common stock has been and likely will remain volatile. For example, during the three months ended March 31, 2025, the closing price of our common stock on The Nasdaq Global Select Market ranged from $0.31 per share to $0.96 per share. During this time period, we experienced a stock price drop following our announcement of Takeda’s release of topline Phase 3 study results for soticlestat, noting that soticlestat narrowly missed its primary endpoint and showed clinically meaningful and significant effects in multiple key secondary efficacy endpoints with respect to Dravet syndrome and missed its primary endpoint with respect to Lennox-Gastaut syndrome. In addition, the stock market in general and the market for biopharmaceutical or pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to new or ongoing public health crises or other inflationary factors, may negatively affect the market price of our common stock, regardless of our actual operating performance. As a result of this volatility, stockholders may lose all or part of their investment in our common stock since they may be unable to sell their shares at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:
•results of clinical trials of our current and any future drug candidates, or those of our competitors;
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
As of March 31, 2025, we had outstanding options to purchase an aggregate of 18,695,256 shares of our common stock at a weighted average exercise price of $2.95 per share and 1,250,000 shares of common stock issuable upon conversion of outstanding Series A convertible preferred stock for no additional consideration. Such Series A convertible preferred stock is convertible any time at the option of the holder thereof subject to the beneficial ownership limitations described in Note 7 to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. The exercise of such options and conversion of the Series A convertible preferred stock for shares of our common stock will result in further dilution of our stockholders’ investment and could negatively affect the market price of our common stock. In addition, stockholders may experience further dilution if we issue common stock, or securities convertible into common stock, in the future. As a result of this dilution, stockholders may receive significantly less than the full purchase price paid for the shares in the event of liquidation.
Concentration of ownership of our common stock among our executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.
Based upon shares of our common stock outstanding as of March 31, 2025, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 41.4% of our outstanding common stock.
Takeda, a greater than 5% holder, has agreed to, among other things, (i) a standstill provision, (ii) restrictions on its ability to sell or otherwise transfer its shares of our stock, (iii) vote its shares on certain matters in accordance with the holders of a majority of shares of our common stock, and (iv) restrictions on the percentage of our outstanding common stock it may own, in accordance with the terms of the RLT Agreement.

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
Item 5. Other Information
Director and Officer Trading Arrangements
During the three months ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

OVID THERAPEUTICS INC.

Date: May 13, 2025	By:	/s/ Jeremy M. Levin
Jeremy M. Levin
Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2025	By:	/s/ Jeffrey Rona
Jeffrey Rona
Chief Business and Financial Officer (Principal Financial and Accounting Officer)