Form 10-Q
period 2025-06-30
Ovid Therapeutics Inc.
filed 2025-08-13
CIK 1636651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
As of August 8, 2025, the registrant had 71,109,514 shares of common stock, $0.001 par value per share, outstanding.

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
•the impact of geopolitical tensions (including war or the perception that hostilities may be imminent), adverse global economic conditions, tariffs, supply chain disruptions, terrorism, natural disasters or public health crises on our operations, research and development and clinical trials and potential disruption in the operations and business of third parties and collaborators with whom we conduct business;
•our ability to maintain compliance with Nasdaq listing requirements;
•our ability to continue as a going concern; and
•the factors that may impact our financial results.
Factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part II, Item 1A, “Risk Factors,” herein and for the reasons described elsewhere in this Quarterly Report
i

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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
OVID THERAPEUTICS INC.
Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)	June 30, 2025	December 31, 2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$28,415	$26,301
Marketable securities	9,932	26,774
Prepaid expenses and other current assets	3,742	2,865
Total current assets	42,089	55,940

Long-term equity investments	20,908	20,974
Restricted cash	1,931	1,931
Right-of-use asset, net	12,215	12,797
Property and equipment, net	285	433
Other noncurrent assets	—	92
Total assets	$77,428	$92,167

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,950	$3,192
Accrued expenses	2,872	5,994
Current portion, lease liability	1,384	1,336
Deferred revenue	718	—
Total current liabilities	8,924	10,522

Long-term liabilities:
Lease liability	12,715	13,419
Total liabilities	21,639	23,941

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; Series A convertible preferred stock, 10,000 shares designated, 1,250 shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 71,109,514 and 71,009,866 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	71	71
Additional paid-in-capital	375,005	372,489
Accumulated other comprehensive loss	(69)	(35)
Accumulated deficit	(319,218)	(304,299)
Total stockholders’ equity	55,789	68,226
Total liabilities and stockholders’ equity	$77,428	$92,167
See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.
Condensed Consolidated Statements of Operations
(unaudited)

(in thousands, except share and per share data)	For The Three Months Ended June 30, 2025	For The Three Months Ended June 30, 2024	For The Six Months Ended June 30, 2025	For The Six Months Ended June 30, 2024
Revenue:
License and other revenue	$6,272	$169	$6,402	$317
Total revenue	6,272	169	6,402	317
Operating expenses:
Research and development	6,465	12,582	13,123	22,984
General and administrative	4,880	8,104	10,902	15,267
Total operating expenses	11,345	20,686	24,025	38,251
Loss from operations	(5,073)	(20,517)	(17,623)	(37,934)
Other income (expense), net	389	29,038	2,704	34,760
(Loss) income before provision for income taxes	(4,684)	8,521	(14,919)	(3,174)
Provision for income taxes	—	—	—	—
Net (loss) income	$(4,684)	$8,521	$(14,919)	$(3,174)
Net (loss) income per share of Series A preferred stock, basic	$(64.73)	$118.07	$(206.27)	$(44.04)
Net (loss) income per share of Series A preferred stock, diluted	$(64.73)	$117.61	$(206.27)	$(44.04)
Weighted-average Series A preferred stock shares outstanding, basic and diluted	1,250	1,250	1,250	1,250
Net (loss) income per share of common stock, basic	$(0.06)	$0.12	$(0.21)	$(0.04)
Net (loss) income per share of common stock, diluted	$(0.06)	$0.12	$(0.21)	$(0.04)
Weighted-average common stock shares outstanding, basic	71,109,514	70,916,471	71,077,747	70,816,585
Weighted-average common stock shares outstanding, diluted	71,109,514	71,200,798	71,077,747	70,816,585
See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(unaudited)

(in thousands)	For The Three Months Ended June 30, 2025	For The Three Months Ended June 30, 2024	For The Six Months Ended June 30, 2025	For The Six Months Ended June 30, 2024
Net (loss) income	$(4,684)	$8,521	$(14,919)	$(3,174)
Other comprehensive (loss) income:
Cumulative translation adjustment	(11)	—	(31)	—
Unrealized (loss) gain on marketable securities	(1)	7	(3)	(13)
Comprehensive (loss) income	$(4,696)	$8,528	$(14,953)	$(3,187)
See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

(in thousands, except shares)	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	1,250	$—	71,009,866	$71	$372,489	$(35)	$(304,299)	$68,226
Issuance of common stock from exercise of stock options and purchases from employee stock purchase plan	—	—	99,648	—	13	—	—	13
Stock-based compensation expense	—	—	—	—	1,284	—	—	1,284
Other comprehensive loss	—	—	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	—	—	(10,235)	(10,235)
Balance, March 31, 2025	1,250	$—	71,109,514	$71	$373,786	(47)	$(314,534)	$59,276
Issuance of common stock from exercise of stock options and purchases from employee stock purchase plan	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,219	—	—	1,219
Other comprehensive loss	—	—	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	—	—	(4,684)	(4,684)
Balance, June 30, 2025	1,250	$—	71,109,514	$71	$375,005	$(69)	$(319,218)	$55,789
(in thousands, except shares)	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	1,250	$—	70,691,992	$71	$365,591	$1	$(277,866)	$87,797
Issuance of common stock from exercise of stock options and purchases from employee stock purchase plan	—	—	91,969	—	228	—	—	228
Stock-based compensation expense	—	—	—	—	1,968	—	—	1,968
Other comprehensive loss	—	—	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	—	—	(11,694)	(11,694)
Balance, March 31, 2024	1,250	$—	70,783,961	$71	$367,787	(19)	$(289,560)	$78,279
Issuance of common stock from exercise of stock options and purchases from employee stock purchase plan	—	—	187,616	—	356	—	—	356
Stock-based compensation expense	—	—	—	—	1,740	—	—	1,740
Other comprehensive income	—	—	—	—	—	7	—	7
Net income	—	—	—	—	—	—	8,521	8,521
Balance, June 30, 2024	1,250	$—	70,971,577	$71	$369,883	$(12)	$(281,039)	$88,903
See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

(in thousands)	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Cash flows from operating activities:
Net loss	$(14,919)	$(3,174)
Adjustments to reconcile net loss to cash used in operating activities:
Change in fair value of royalty monetization liability	—	(29,028)
Unrealized loss (gain) on equity investments	66	(3,427)
Change in accrued interest and accretion of discount on marketable securities	(322)	(1,678)
Stock-based compensation expense	2,503	3,708
Depreciation and amortization expense	240	284
Noncash operating lease expense	582	538
Change in lease liability	(657)	(612)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(878)	(151)
Accounts payable	760	1,017
Accrued expenses	(3,147)	1,582
Deferred revenue	718	—
Net cash used in operating activities	(15,054)	(30,941)

Cash flows from investing activities:
Purchase of marketable securities	(9,845)	(46,821)
Sales/maturities of marketable securities	27,000	80,000
Purchases of property and equipment	—	(53)
Software development and other costs	—	(116)
Net cash provided by investing activities	17,155	33,010

Cash flows from financing activities:
Proceeds from exercise of options and purchases from employee stock purchase plan	13	584
Net cash provided by financing activities	13	584

Net increase in cash, cash equivalents and restricted cash	2,114	2,653
Cash, cash equivalents and restricted cash, at beginning of period	28,232	28,972
Cash, cash equivalents and restricted cash, at end of period	$30,346	$31,625
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
Liquidity and Going Concern
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
The Company is also subject to other challenges and risks specific to its business and its ability to execute on its strategy, as well as risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations, including, without limitation, risks and uncertainties associated with: delays or problems in the supply of the Company’s product candidates, loss of single source suppliers or failure to comply with manufacturing regulations; identifying, acquiring or in-licensing additional products or product candidates; pharmaceutical product development and the inherent uncertainty of clinical success; the challenges of protecting and enhancing intellectual property rights; complying with applicable regulatory requirements; obtaining regulatory approval of any of the Company’s potential product candidates, among others.
The Company’s major sources of cash have been licensing revenue, proceeds from various public and private offerings of its capital stock, option exercises and interest income. As of June 30, 2025, the Company had $38.3 million in cash, cash equivalents and marketable securities. Since its founding, the Company has generated its revenue primarily from the Company’s royalty, license and termination agreement (“RLT Agreement”) with Takeda Pharmaceutical Company Limited (“Takeda”). For most periods, the Company has incurred recurring losses, has experienced negative operating cash flows and has required significant cash resources to execute its business plans, which the Company expects will continue for the foreseeable future. The Company has an accumulated deficit of $319.2 million as of June 30, 2025, working capital of $33.2 million and net cash used in operating activities of $15.1 million for the six months ended June 30, 2025.
The Company recorded net losses of $4.7 million and $14.9 million, respectively, during the three and six month periods ended June 30, 2025, and expects to incur losses in subsequent periods for at least the next several years. The Company is highly dependent on its ability to find additional sources of funding through either equity offerings, debt financings, collaborations, strategic alliances, licensing agreements or a combination of any such transactions. Management believes that the Company’s existing cash, cash equivalents and marketable securities as of June 30, 2025 will not be sufficient to fund its current operating plans through the next 12 months from the date these condensed consolidated financial statements were available to be issued. The Company is currently evaluating strategic alternatives, including additional financings or other options such as partnerships or collaborations, strategic alliances, licensing agreements or a combination of any such transactions, which may require the Company to relinquish rights to certain drug candidates that the Company might otherwise seek to develop or commercialize independently. Adequate additional capital to fund the operations of the Company may not be available on acceptable terms or at all. The failure to raise capital will have a negative impact on the Company’s financial condition and ability to pursue its business strategy. If unsuccessful in raising additional capital, the Company may need to reduce operating expenses or will be required to delay, reduce the scope of, or eliminate additional research and development programs.
These condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern exists. The condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities and reported expenses that may be necessary if the Company were unable to continue as a going concern.
Nasdaq Compliance
On February 10, 2025, the Company received a notification letter from the Listing Qualifications Department of the Nasdaq Stock Market LLC notifying the Company that the average closing bid price of the Company’s shares of common stock was below the closing bid price of $1.00 per share during the last 31 consecutive trading days. The Company had an initial period of 180 calendar days, or until August 11, 2025, to regain compliance with the minimum bid price requirement. On August 12, 2025, the Company received approval from the Listing Qualifications Department of Nasdaq to transfer the listing of the Company’s common stock from the Nasdaq Global Select Market to the Nasdaq Capital Market (the “Approval”). In connection with the Approval, the Company was granted an additional 180-day grace period, or until February 9, 2026, to regain compliance with the minimum bid price requirement. To regain compliance with the minimum bid price requirement and qualify for continued listing on the Nasdaq Capital Market, the minimum bid price per share of the Company’s common stock must be at least $1.00 for at least 10 consecutive business days during the additional 180-day grace period. If the Company does not regain compliance during this additional grace period, its common stock would be subject to delisting by Nasdaq.
On July 9, 2025, the Company’s stockholders approved a series of alternate amendments to the Company’s Amended and Restated Certificate of Incorporation, as amended, to effect, at the option of the Company’s Board of Directors, a reverse stock split of the Company’s common stock at a ratio in the range of 1-for-10 to 1-for-40, inclusive, with such ratio to be determined by the Company’s Board of Directors in its sole discretion.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(A) Unaudited Interim Condensed Consolidated Financial Statements
The interim condensed consolidated balance sheet at June 30, 2025 and the condensed consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ equity for the three and six months ended June 30, 2025 and 2024 are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and follow the requirements of the SEC for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by GAAP are condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of its financial information. The results of operations for the three and six months ended June 30, 2025 and 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other future annual or interim period. The balance sheet as of December 31, 2024 included herein was derived from the audited financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K.
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

(E) Restricted Cash
The Company classifies as restricted cash all cash pledged as collateral to secure long-term obligations and all cash whose use is otherwise limited by contractual provisions. Amounts are reported as noncurrent unless restrictions are expected to be released in the next 12 months.
(F) Long-Term Equity Investments
Long-term equity investments consist of equity investments in the preferred shares of Gensaic, Inc., formerly M13 Therapeutics, Inc. (“Gensaic”), and Graviton Bioscience Corporation (“Graviton”), both privately held corporations. The preferred shares are not considered in-substance common stock, and the investments are accounted for at cost, with adjustments for observable changes in prices or impairments, and are classified within long-term equity investments on the condensed consolidated balance sheets with adjustments recognized in other income (expense), net on the condensed consolidated statements of operations. The Company has determined that these equity investments do not have a readily determinable fair value and elected the measurement alternative. Therefore, the carrying amount of the equity investments will be adjusted to fair value at the time of the next observable price change for the identical or similar investment of the same issuer or when an impairment is recognized. Each reporting period, the Company performs a qualitative assessment to evaluate whether the investments are impaired. The assessment includes a review of recent operating results and trends, recent sales/acquisitions of the investees’ securities, and other publicly available data. If an investment is determined to be impaired, the Company will then write it down to its estimated fair value. As of June 30, 2025 and December 31, 2024, the equity investment in Gensaic had a carrying value of $5.1 million. As of June 30, 2025 and December 31, 2024, the equity investment in Graviton had a carrying value of $15.8 million. The initial investment in Graviton was $10.0 million, and cumulative measurement adjustments based on observable price increases totaling $5.8 million have been recognized, recorded in other income (expense), net within the statement of operations.
Long-term equity investments also consist of an equity investment in the common shares of Marinus Pharmaceuticals, Inc. (“Marinus”) that were received as noncash consideration via the terms of a licensing agreement executed between the two companies effective March 2022. The equity shares are marked-to-market at each reporting date with changes in the fair value being reflected in the carrying value of the investment on the Company’s condensed consolidated balance sheets and other income (expense), net on the Company’s condensed consolidated statements of operations. As of December 31, 2024, the equity investment in Marinus had a carrying value of $0.1 million. In February 2025, Immedica, S.A. (“Immedica”) closed a cash purchase of Marinus, resulting in the sale of the Company’s equity position in Marinus to Immedica for $70,000.
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
The three levels of the fair value hierarchy are as follows:
•Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities. The Company’s Level 1 assets consisted of investments in a U.S. treasury money market fund of $20.7 million as of June 30, 2025, and U.S. treasury money market fund and equity securities totaling $25.8 million as of December 31, 2024.
•Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted prices of similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active). Level 2 includes financial instruments that are valued using models or other valuation methodologies. The Company’s Level 2 assets consisted of U.S. treasury bills, totaling $9.9 million as of June 30, 2025 and $26.8 million as of December 31, 2024.
•Level 3—Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when their fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. There were no Level 3 assets or liabilities as of June 30, 2025 or December 31, 2024.

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
(K) Royalty Monetization Liability
The Company accounted for its sale to Ligand Pharmaceuticals Incorporated (“Ligand”) of a 13% share of royalties and milestones owed to the Company related to the potential approval and commercialization of soticlestat (“Ligand Agreement”) in accordance with ASC 470, Debt, classifying the proceeds received from the sale to Ligand as debt as the Company determined that it had significant continuing involvement in the generation of the cash flows to Ligand. The Company further elected to account for the debt at fair value with changes in the fair value of the debt classified as other income (expense) in the consolidated statements of operations. In June 2024, Takeda issued a press release indicating the soticlestat trials missed their primary endpoints and noted that while Takeda would discuss the program with FDA, Takeda fully impaired the asset representing soticlestat. In 2024, the Company recorded a gain of $30.0 million due to reducing the fair value of the Ligand Agreement debt to zero as a result of the improbability that the program would be further developed into a commercial product by Takeda or another party. In January 2025, Takeda announced the discontinuation of the program.
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
(N) Net (Loss) Income per Share
The rights and preferences of the non-voting Series A convertible preferred stock (“Series A Preferred Stock”) are negligible relative to common stock, therefore the Series A Preferred Stock is treated as in-substance common stock on an as-converted basis when allocating net (loss) income to actual and in-substance shares of common stock. The Company applies the two-class method to allocate earnings between common stock, Series A Preferred Stock as well as other securities deemed in-substance common stock and participating securities, if any.
Net (loss) income per share of Series A Preferred Stock is determined by dividing net (loss) income attributable to Series A preferred stockholders on an as-converted basis by the basic and diluted weighted-average shares of Series A Preferred Stock outstanding during the period.
Net (loss) income per share of common stock is determined by dividing net income attributable to common stockholders by the basic and diluted weighted-average shares of common stock outstanding during the period.
Net (loss) income per diluted share attributable to common stockholders adjusts the basic earnings per share attributable to common stockholders and the weighted-average number of shares of common stock outstanding for the potential dilutive impact of stock options and restricted stock units using the treasury-stock method and the potential impact of any preferred stock using the if-converted method. Net (loss) income per diluted share attributable to common stockholders omits the inclusion of stock options, common stock issuable upon conversion of Series A Preferred Stock, and unvested restricted stock units as these securities would be anti-dilutive.
(O) Retirement Plan
The Company maintains a 401(k) retirement plan for its employees that is intended to qualify under Sections 401(a) and 501(a) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). The Company provides all active employees with a 100% matching contribution equal to 3% of an employee’s eligible deferred compensation and a 50% matching contribution on employee contributions that are between 3% and 5% of an employee’s eligible deferred compensation. These safe harbor contributions vest immediately. For the three months ended June 30, 2025 and 2024, the Company contributed $47,000 and $88,000, respectively. For the six months ended June 30, 2025 and 2024, the Company contributed $121,000 and $200,000, respectively.
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
Non-refundable upfront fees allocated to licenses that are not contingent on any future performance and require no consequential continuing involvement by the Company, are recognized as revenue when the license term commences and the licensed data, technology or product is delivered. The Company defers recognition of upfront license fees until the performance obligations are satisfied.

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
NOTE 3 – CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES
The following tables summarize the fair value of cash, cash equivalents and marketable securities as well as gross unrealized holding gains and losses as of June 30, 2025 and December 31, 2024:

	June 30, 2025
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Cash	$7,679	$—	$—	$7,679
Cash equivalents	20,736	—	—	20,736
Marketable securities	9,935	—	(3)	9,932
Total cash, cash equivalents and marketable securities	$38,350	$—	$(3)	$38,347

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Cash	$522	$—	$—	$522
Cash equivalents	25,779	—	—	25,779
Marketable securities	26,767	7	—	26,774
Total cash, cash equivalents and marketable securities	$53,068	$7	$—	$53,075
The Company did not hold any securities that were in an unrealized loss position for more than 12 months as of June 30, 2025 and December 31, 2024.

There were no material realized gains or losses on available-for-sale securities during the three and six months ended June 30, 2025 and 2024.
NOTE 4 – PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS
Property and equipment is summarized as follows:

(in thousands)	June 30, 2025	December 31, 2024
Furniture and equipment	$1,534	$1,534
Leasehold improvements	306	306
Less accumulated depreciation	(1,555)	(1,407)
Total property and equipment, net	$285	$433
Depreciation expense was $61,000 and $103,000 for the three months ended June 30, 2025 and 2024, respectively. Depreciation expense was $148,000 and $204,000 for the six months ended June 30, 2025 and 2024, respectively.
Intangible assets, net of accumulated amortization, were $0 and $219,000 as of June 30, 2025 and December 31, 2024, respectively, and are included in other noncurrent assets on the condensed consolidated balance sheets. Amortization expense was $38,000 and $45,000 for the three months ended June 30, 2025 and 2024, respectively. Amortization expense was $92,000 and $80,000 for the six months ended June 30, 2025 and 2024, respectively.
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
The Hudson Commons lease has a remaining lease term of approximately seven years and includes a single renewal option for an additional five years. The Company did not include the renewal option in the lease term when calculating the lease liability as the Company is not reasonably certain that it will exercise the renewal option. The present value of the lease payments was calculated using an incremental borrowing rate of 7.02%. Lease expense is included in general and administrative and research and development expenses in the condensed consolidated statements of operations.
ROU asset and lease liabilities related to the Company’s operating lease are as follows:

(in thousands)	June 30, 2025	December 31, 2024
ROU asset, net	$12,215	$12,797
Current lease liability	1,384	1,336
Long-term lease liability	12,715	13,419
The components of operating lease cost for the three and six months ended June 30, 2025 were as follows:

(in thousands)	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Operating lease cost	$542	$1,084
Variable lease cost	—	—
Short-term lease cost	—	—

Future minimum commitments under the non-cancelable operating lease are as follows:

(in thousands)
2025	$1,158
2026	2,316
2027	2,316
2028	2,469
2029	2,469
Thereafter	7,408
$18,136
NOTE 6 – ACCRUED EXPENSES
Accrued expenses consist of the following:

(in thousands)	June 30, 2025	December 31, 2024
Payroll and bonus accrual	$1,838	$2,959
Research and development accrual	485	2,779
Professional fees accrual	265	168
Other	284	88
Total	$2,872	$5,994
NOTE 7 – STOCKHOLDERS’ EQUITY
The Company’s capital structure consists of common stock and preferred stock. Pursuant to the Company’s amended and restated certificate of incorporation, as amended, the Company is authorized to issue up to 125,000,000 shares of common stock and 10,000,000 shares of preferred stock. The Company has designated 10,000 shares of preferred stock as Series A Preferred Stock, of which 1,250 are issued and outstanding as of June 30, 2025.
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
There were 1,250 shares of Series A Preferred Stock outstanding as of June 30, 2025 and December 31, 2024. Each share of Series A Preferred Stock is convertible into 1,000 shares of common stock at any time at the holder’s option. However, the holder will be prohibited, subject to certain exceptions, from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than, at the written election of the holder, either 9.99% or 14.99% of the total number of shares of common stock then issued and outstanding, which percentage may be changed at the holder’s election to any other number less than or equal to 19.99% upon 61 days’ notice to the Company; provided, however, that effective 61 days after delivery of such notice, such beneficial ownership limitations shall not be applicable to any holder that beneficially owns either 10.0% or 15.0%, as applicable based on the holder’s initial written election noted above, of the total number of shares of common stock issued and outstanding immediately prior to delivery of such notice. In the event of a liquidation, dissolution, or winding up of the Company, holders of Series A Preferred Stock will receive a payment equal to $0.001 per share of Series A Preferred Stock before any proceeds are distributed to the holders of common stock. Holders of Series A Preferred Stock are entitled to receive dividends paid to holders of common stock at an equal rate, in the same form, and in the same manner on an as-if-converted basis.
Dividends
Through June 30, 2025, the Company has not declared any dividends. No dividends on the common stock shall be declared and paid unless dividends on the preferred stock have been declared and paid.

NOTE 8 – STOCK-BASED COMPENSATION
The Company’s Board of Directors adopted, and the Company’s stockholders approved, the 2017 Equity Incentive Plan (“2017 Plan”), which became effective on May 4, 2017. The initial reserve of shares of common stock issuable under the 2017 Plan was 3,052,059 shares. The 2017 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards, and other forms of stock-based awards. Additionally, the 2017 Plan provides for the grant of performance cash awards. The Company’s employees, officers, directors, consultants and advisors are eligible to receive awards under the 2017 Plan. Following the adoption of the 2017 Plan, no further awards will be granted under the Company’s prior plan. Pursuant to the terms of the 2017 Plan, on each January 1st, the plan limit shall be increased by the lesser of (x) 5% of the number of shares of common stock outstanding as of the immediately preceding December 31 and (y) such lesser number as the Board of Directors may determine at its discretion. On January 1, 2025, no additional shares were reserved for issuance under the 2017 Plan. As of June 30, 2025, there were 3,626,702 shares of the Company’s common stock reserved and available for issuance under the 2017 Plan.
The Company’s Board of Directors adopted, and the Company’s stockholders approved, the 2017 Employee Stock Purchase Plan (“2017 ESPP”), which became effective on May 4, 2017. The initial reserve of shares of common stock issuable under the 2017 ESPP was 279,069 shares. The 2017 ESPP allows employees to purchase common stock of the Company at a 15% discount to the market price on designated semi-annual purchase dates. During the three months ended June 30, 2025 and 2024, no shares were purchased under the 2017 ESPP, and the Company recorded expense of $3,000 and $18,000, respectively. During the six months ended June 30, 2025 and 2024, employees purchased 34,509 and 31,561 shares under the 2017 ESPP, respectively, and the Company recorded expense of $25,000 and $33,000, respectively. The number of shares of common stock reserved for issuance under the 2017 ESPP automatically increases on January 1 of each year, beginning on January 1, 2018 and continuing through and including January 1, 2027, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (ii) 550,000 shares or (iii) such lesser number of shares determined by the Board of Directors. The Board of Directors acted prior to each of January 1, 2025 and January 1, 2024 to provide that there be no increase in the number of shares reserved for issuance under the 2017 ESPP on either such date. As of June 30, 2025, there were 248,487 shares of the Company’s common stock reserved and available for issuance under the 2017 ESPP.
The Company’s Board of Directors adopted, and the Company’s stockholders approved, the 2014 Equity Incentive Plan (“2014 Plan”), which authorized the Company to grant shares of common stock in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units. The 2014 Plan was terminated as to future awards in May 2017, although it continues to govern the terms of options that remain outstanding under the 2014 Plan. No additional stock awards will be granted under the 2014 Plan, and all outstanding stock awards granted under the 2014 Plan that are repurchased, forfeited, expire or are cancelled will become available for grant under the 2017 Plan in accordance with its terms. As of June 30, 2025, options to purchase 956,622 shares of common stock were outstanding under the 2014 Plan.
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
The fair value of options granted during the three and six months ended June 30, 2025 and 2024 was estimated using the Black-Scholes option valuation model. The inputs for the Black-Scholes option valuation model require assumptions that are detailed in the table below. The risk-free interest rates are based on the rate for U.S. treasury securities at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected life is based on the simplified method in accordance with the SEC Staff Accounting Bulletin No. Topic 14D.
The Company granted 305,000 and 80,000 stock options during the three months ended June 30, 2025 and 2024, respectively, and 3,675,900 and 2,752,150 during the six months ended June 30, 2025 and 2024, respectively. There were 8,271,531 and 6,076,514 unvested options outstanding as of June 30, 2025 and 2024, respectively. Total expense recognized related to the stock options for the three months ended June 30, 2025 and 2024 was $1.2 million and $1.6 million, respectively. Total expense recognized related to the stock options for the six months ended June 30, 2025 and 2024 was $2.5 million and $3.5 million, respectively. During the three and six months ended June 30, 2025 and 2024, the Company had no outstanding performance-based option awards and did not record any related expense in those periods.

The Company did not grant any restricted stock units during the three months ended June 30, 2025 and 2024. The Company granted 249,201 and 348,575 restricted stock units during the six months ended June 30, 2025 and 2024, respectively. At June 30, 2025, there were 367,337 restricted stock units outstanding.
The Company’s stock-based compensation expense was recognized in operating expenses as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Research and development	$376	$537	$777	$1,066
General and administrative	843	1,203	1,726	2,642
Total	$1,219	$1,740	$2,503	$3,708

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Stock options and restricted stock units	$1,216	$1,722	$2,478	$3,675
Employee Stock Purchase Plan	3	18	25	33
Total	$1,219	$1,740	$2,503	$3,708
The fair value of options granted during the three and six months ended June 30, 2025 and 2024 was estimated utilizing the following assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	Weighted Average	Weighted Average	Weighted Average	Weighted Average
Volatility	96.60%	79.52%	96.76%	79.84%
Expected term in years	6.11	6.08	6.01	6.05
Dividend rate	—%	—%	—%	—%
Risk-free interest rate	3.96%	4.64%	4.35%	4.33%
Fair value of option on grant date	$0.24	$2.19	$0.44	$2.61
The following table summarizes the number of options outstanding and the weighted average exercise price:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding December 31, 2024	15,341,356	$3.49	5.87	$—
Vested and exercisable at December 31, 2024	9,653,613	4.07	5.87	$—
Granted	3,675,900	0.55
Exercised	—	—
Forfeited or expired	(624,553)	5.96
Options outstanding June 30, 2025	18,752,703	$2.79	6.44	$8,050
Vested and exercisable at June 30, 2025	10,481,172	$3.83	4.70	$—
At June 30, 2025, there was $11.2 million of unrecognized stock–based compensation expense related to stock option grants, which is expected to be recognized over a remaining average vesting period of 2.42 years.
NOTE 9 – INCOME TAXES
The Company’s interim income tax provision consists of U.S. federal and state income taxes based on the estimated annual effective tax rate that the Company expects for the full year together with the tax effect of discrete items.

Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of June 30, 2025, the Company was in a pre-tax loss position and is anticipated to remain so throughout the year. For the three and six months ended June 30, 2025 and 2024, the Company did not record any tax benefit or expense.
In assessing the realizability of deferred tax assets, management evaluates whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. Management assesses all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, prior earnings history, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Significant weight is given to positive and negative evidence that is objectively verifiable. Based on these factors, including cumulative losses in recent years, the Company continues to maintain a full valuation allowance against its net deferred tax assets as of June 30, 2025.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant changes, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to certain aspects of the international tax framework and the restoration of favorable tax treatment for certain business expense provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing its impact on its consolidated financial statements.
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
The Company shall reimburse Gensaic for its research costs related to the specific research plan for PDP products identified. The research plan and budget shall be mutually agreed upon by the parties and shall not exceed $3.0 million in any research year. The Company will record these reimbursement payments as research and development costs in the period the research costs are incurred. In May 2023, the Company identified a lead PDP candidate for further research and provided $3.5 million to Gensaic to support the approved research plan and budget. The amount is expensed as the research and development occurs with the remaining amount included in prepaid expenses and other current assets in the condensed consolidated balance sheets. As of June 30, 2025 and December 31, 2024, $1.0 million remained in prepaid expenses and other current assets. No expense was recognized in the three months ended June 30, 2025 and $0.6 million was recognized for the same period in 2024.
If a product is ultimately commercialized under this agreement, the Company shall make tiered royalty payments to Gensaic in the mid-single to low double-digit range based on the net sales of all licensed PDP products during the royalty term. The Company is also responsible for potential tiered milestone payments of up to $452.0 million based upon the achievement of certain sales milestone events and developmental milestone approvals for three or more products. Gensaic also has the option to become a collaborative partner in the development and commercialization of PDP products in exchange for a fee based on a percentage of the costs incurred by the Company through the date Gensaic exercises its option. The Company would no longer be required to pay Gensaic royalty or milestone payments if Gensaic elects to exercise its option. As of June 30, 2025, none of these contingent payments were considered probable.
The Company may terminate the Gensaic Collaboration Agreement by providing written notice to Gensaic 90 days in advance of the termination date.
Non-Operating Loss
During the quarter ended September 30, 2024, the Company was the victim of a criminal scheme involving a business email compromise at one of its development collaborators, which led to a fraudulent transfer totaling $1.8 million to a third-party impersonating one of the Company’s development collaborators. The matter was reported to the U.S. Secret Service and Federal Bureau of Investigation and a loss was recorded in other income (expense) in the condensed consolidated statement of operations. In January 2025, the Company fully recovered the $1.8 million and recorded a gain in other income (expense) in the condensed consolidated statement of operations.
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
Under the RLT Agreement, all rights in soticlestat are owned by Takeda or exclusively licensed to Takeda by the Company. Takeda assumed all responsibility for, and costs of, both development and commercialization of soticlestat, and the Company no longer has any financial obligation to Takeda under the original collaboration agreement, including milestone payments or any future development and commercialization costs. In March 2021, upon the closing of the RLT Agreement, the Company received an upfront payment of $196.0 million and, if soticlestat was successfully developed, the Company would be eligible to receive up to $660.0 million in milestone payments and royalties on product sales.
In October 2023, the Company sold a 13% stake in the royalty, regulatory and commercial milestone payments that the Company is eligible to receive under the RLT Agreement to Ligand for $30.0 million. The Company retained 87% of its interest in soticlestat’s potential royalties and milestones.
During the three and six months ended June 30, 2025 and 2024, no revenue or expense was recognized pursuant to the RLT Agreement. In June 2024, Takeda issued a press release indicating the soticlestat trials missed their primary endpoints and noted that while Takeda would discuss the program with FDA, Takeda had fully impaired the asset representing soticlestat. In January 2025, Takeda announced the discontinuation of the program. As of June 30, 2025, the Company has no debt or other obligations to Ligand.
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
No revenue was recognized relating to the Healx License and Option Agreement during the three and six month periods ended June 30, 2025 and 2024.
Marinus Pharmaceuticals Out-License Agreement
In March 2022, the Company entered into an exclusive patent license agreement with Marinus (“Marinus License Agreement”). Under the Marinus License Agreement, the Company granted Marinus an exclusive, non-transferable (except as expressly provided therein), royalty-bearing right and license under certain Ovid patents relating to ganaxolone to develop, make, have made, commercialize, promote, distribute, sell, offer for sale and import licensed products in the territory (which consists of the United States, the European Economic Area, United Kingdom and Switzerland) for the treatment of CDKL5 deficiency disorders. Following the date of regulatory approval by the FDA of the first licensed product in the territory, which was received in March 2022, Marinus issued, at the Company’s option, 123,255 shares of Marinus common stock, par value $0.001 per share, as payment. The Marinus License Agreement also provides for payment of royalties from Marinus to the Company in single-digits on net sales of each such licensed product sold.
The Company had unrealized losses on the Marinus common stock of $1.2 million for the six months ended June 30, 2024, which were recorded as unrealized gains (losses) on equity securities and were reflected in other income (expense), net in the condensed consolidated statements of operations. In February 2025, Immedica closed a cash purchase of Marinus, resulting in the sale of the Company's equity position in Marinus for $70,000.
In June 2025, the Company entered into an amendment to the Marinus License Agreement with Immedica wherein the parties agreed to replace ongoing royalty payment obligations and add additional licensing for a one-time payment of $7.0 million, which was remitted to the Company pursuant to the agreement within 10 days of execution. $6.3 million of the $7.0 million is related to the royalties and existing licenses which the Company recognized as revenue in the three month period ended June 30, 2025. The remaining $0.7 million is related to additional licensure to be granted within six months of the effective date of the amendment which the Company recorded as deferred revenue until the additional licenses are transferred or granted.
Graviton License Agreement and Equity Purchase
In April 2023, the Company entered into a collaboration and license agreement with Graviton (“Graviton Agreement”), whereby it secured from Graviton an exclusive license to develop and commercialize Graviton’s library of ROCK2 inhibitors including their lead program GV101 (OV888) in rare CNS disorders (excluding amyotrophic lateral sclerosis) worldwide (excluding China, Hong Kong, Macau and Taiwan). Under the Graviton Agreement, the Company and Graviton plan to investigate GV101 (OV888) in cerebral cavernous malformations as well as Graviton’s library of ROCK2 inhibitors in other rare CNS disorders. The Company will be responsible for all development and commercialization costs of the products. Should the Company receive regulatory approval and commercialize any of Graviton’s ROCK2 inhibitors, it will pay Graviton tiered royalties on net sales ranging from the mid- to high-teens. As part of the Graviton Agreement, the Company also purchased shares of Graviton’s preferred stock for $10.0 million. The Company recorded the purchase of the preferred stock as a long-term equity investment on its condensed consolidated balance sheets. In December 2023 and March 2024, the Company recognized unrealized gains on the investment due to an observable change in price, and recorded the gain in other income (expense), net in the condensed consolidated statements of operations. The program related to the Graviton Agreement is currently paused.

In May 2025, the Company and Graviton reviewed disputed amounts invoiced pursuant to the Graviton Agreement pertaining to activity in the second half of 2024. A settlement was agreed upon and payment of approximately $0.36 million less than the originally invoiced amount was made by the Company. As of June 30, 2025, all amounts due to Graviton have been paid in full and prior Graviton-related accruals reduced to zero.
NOTE 12 – RELATED PARTY TRANSACTIONS
In March 2021, the Company entered into the RLT Agreement with Takeda. For a description of the RLT Agreement, see Note 11 – Collaboration and License Agreements.
NOTE 13 – NET (LOSS) INCOME PER SHARE
The basic and diluted net (loss) income per common share is presented in conformity with the two-class method required for participating securities and multiple classes of shares. The Company considers its preferred stock to be in-substance common stock (see Note 2). The Series A Preferred Stock was excluded from the calculation of net (loss) income per share and presented as anti-dilutive in prior reporting periods, but is deemed in-substance common stock and is now reflected as a class of common stock for purposes of calculating net (loss) income per share for the three and six month periods ended June 30, 2025 and 2024. The impact of the change to previously reported net (loss) income per share is not material.
Basic net (loss) income per common share is calculated based upon the allocation of net (loss) income to the weighted-average number of common shares outstanding during the period. For any period in which the Company records net income, diluted net income per share is calculated in the same manner as basic net (loss) income per share, except that diluted net income per common share includes outstanding common stock, common shares underlying outstanding options, and unvested restricted stock units in the number of shares used to allocate net income to share classes and in the denominator in calculating diluted net income per common share. Diluted net income per share also considers the potential impact of preferred stock using the if-converted method.
Diluted net (loss) income per common share is equivalent to the basic net (loss) income per common share due to the exclusion of outstanding stock options and unvested restricted stock units because the inclusion of these securities would result in an anti-dilutive effect on per common share amounts.
The following table summarizes the calculation of basic and diluted net (loss) income per share:

	For the Three Months Ended June 30, 2025		For the Three Months Ended June 30, 2024
(in thousands, except share and per share data)	Series A Preferred Stock	Common Stock	Series A Preferred Stock	Common Stock
Net (loss) income per share, basic and diluted:
Allocation of net (loss) income	$(81)	$(4,603)	$148	$8,373
Weighted average shares outstanding, basic	1,250	71,109,514	1,250	70,916,471
Weighted average shares outstanding, diluted	1,250	71,109,514	1,250	71,200,798
Net (loss) income per share, basic	$(64.73)	$(0.06)	$118.07	$0.12
Net (loss) income per share, diluted	$(64.73)	$(0.06)	$117.61	$0.12

	For the Six Months Ended June 30, 2025		For the Six Months Ended June 30, 2024
(in thousands, except share and per share data)	Series A Preferred Stock	Common Stock	Series A Preferred Stock	Common Stock
Net loss per share, basic and diluted
Allocation of net loss	$(258)	$(14,661)	$(55)	$(3,119)
Weighted average shares outstanding, basic and diluted	1,250	71,077,747	1,250	70,816,585
Net loss per share, basic and diluted	$(206.27)	$(0.21)	$(44.04)	$(0.04)

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Stock options to purchase common stock	18,752,703	16,547,985	18,752,703	16,832,312
Common stock issuable upon conversion of Series A Preferred Stock	1,250,000	1,250,000	1,250,000	1,250,000
Unvested restricted stock units	367,337	335,325	367,337	335,325
	20,370,040	18,133,310	20,370,040	18,417,637
NOTE 14 – SEGMENT REPORTING
The Company has determined that it operates as one segment focused on developing small molecule medicines for brain conditions with significant unmet need. The Company’s precommercial drug development candidates have similar economic and other characteristics, including all being in the small molecule therapeutic class which shares target markets, development pathways, and regulatory environments. The CODM is the Chairman and CEO, who reviews profit and loss information on a consolidated basis to assess performance and make operating and planning decisions, including resource allocations among programs. The determination of the single segment is consistent with the information provided to the CODM. As the Company’s operations are comprised of a single reporting segment, the segment assets are reflected on the accompanying condensed consolidated balance sheet as “total assets.” Segment asset information is not used by the CODM to make operating and planning decisions or allocate resources.
The following tables summarize the Company’s segment information as presented to the CODM and as required in ASU 2023-07 for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Revenue	$6,272	$169	$6,402	$317
Payroll and payroll-related expenses	1,803	3,898	3,639	6,835
Direct program expenses
OV350/KCC2 library	2,625	2,593	5,403	4,372
OV888 (GV101)	(563)	2,961	(224)	5,801
OV329	1,582	1,688	2,441	2,927
Gensaic projects	—	472	—	993
Other programs	445	241	713	563
Total direct program expenses	4,089	7,955	8,333	14,656
Other research and development expenses	573	729	1,151	1,493
Total research and development expenses	6,465	12,582	13,123	22,984
Payroll and payroll-related expenses	2,248	4,836	5,378	8,727
Legal and professional fees	1,278	2,140	2,729	3,813
General office expenses	1,354	1,128	2,795	2,727
Total general and administrative expenses	4,880	8,104	10,902	15,267
Total operating expenses	11,345	20,686	24,025	38,251
Operating loss	(5,073)	(20,517)	(17,623)	(37,934)
Other (income) expense, net	(389)	(29,038)	(2,704)	(34,760)
Net (loss) income	$(4,684)	$8,521	$(14,919)	$(3,174)
The program expense for OV888 (GV101) is negative for the three and six month periods ended June 30, 2025 because the Company recognized a contra-expense upon settlement of the amounts due to its collaboration partner and on reversal of an immaterial accrual estimate on final determination of amounts owed.

Other research and development expenses include general office expenses allocated to research and development, including costs related to rent, depreciation of leasehold improvements and nonclinical contract labor. Other income/expense includes a gain on recovery of a fraudulent funds transfer, unrealized net gain on equity investments and interest/accretion income on securities.
Other significant segment information includes:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Stock-based compensation expense	1,219	1,740	2,503	3,708
Interest/accretion income on securities	384	991	875	2,318
Severance expense	—	3,412	435	3,412
Gain on recovery of fraudulent funds transfer	—	—	1,800	—
Change in valuation of royalty monetization liability	—	29,028	—	29,028
Unrealized net gain on equity investments	—	970	—	3,427
Depreciation and amortization	99	148	240	284

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
Overview
We are a biopharmaceutical company dedicated to developing small molecule medicines for brain conditions with significant unmet need. Our approach to achieve this goal is scientifically driven, patient focused, and coupled with an integrated and disciplined approach to research, clinical development and business development. Our team has significant experience with and understanding of epilepsies and other neurological conditions, and we continue to gain insight into the ways the different molecular mechanisms and pathways underlying these disorders impact the symptoms patients experience. We have developed a differentiated pipeline of drug candidates containing three novel mechanisms of action (“MoAs”) to target seizures and believe we are the only company that holds a portfolio of direct activators of potassium-chloride cotransporter 2 (“KCC2”). Two of our programs are in clinical trials, and a third is expected to begin a clinical trial in the second quarter of 2026. We are initially pursuing therapeutic drug candidates for epilepsy and psychosis in Parkinson’s disease and Lewy body dementia. If successfully developed and marketed to treat these conditions, we intend to explore these drug candidates for broader neurologic indications. Our cohesive focus in brain conditions with significant unmet need reinforces our belief that we can develop and produce multiple novel medicines, scale our infrastructure, positively impact patients’ lives and create long-term stockholder value.
Since our inception in April 2014, we have devoted substantially all of our efforts to organizing and planning our business, building our management and technical team, acquiring and developing assets and raising capital.
During the six month periods ended June 30, 2025 and 2024, we generated $6.4 million and $0.3 million of royalty and licensing revenue, respectively. We have otherwise primarily funded our business through the sale of our capital stock and through various licensing and collaboration agreements. Through June 30, 2025, we have raised net proceeds of $275.4 million from the sale of our preferred and common stock. As of June 30, 2025, we had $38.3 million in cash, cash equivalents and marketable securities and an accumulated deficit of $319.2 million.
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

The following chart sets forth the status and mechanism of action of our drug candidates:
Significant Risks and Uncertainties
The global economic slowdown, the overall disruption of global healthcare systems and other risks and uncertainties associated with public health crises and global geopolitical tensions, like tensions between China and Taiwan and the ongoing wars involving Ukraine and Israel, may have a material adverse effect on our business, financial condition, results of operations and growth prospects. The resulting fluctuations in inflation rates may materially affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of our clinical trial materials and supplies, interest rates and overhead costs may adversely affect our operating results. Relatively high interest rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Furthermore, economic conditions have produced downward pressure on share prices. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates remain relatively high or begin to rise again) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, global geopolitical tensions as a result of tensions between China and Taiwan and the ongoing wars involving Ukraine and Israel, worsening global macroeconomic conditions and employee availability and wage increases, which may result in additional stress on our working capital resources. Moreover, there is great uncertainty with respect to potential changes in trade regulations, ongoing changes to U.S. and international tariffs and other trade restrictions and trade barriers, renegotiation of international trade agreements or further escalation of trade tensions, sanctions and export controls which also increase volatility in the global economy.
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
Going Concern
As of June 30, 2025, we had $38.3 million in cash, cash equivalents and marketable securities. We have incurred operating losses for most periods since inception and our accumulated deficit as of June 30, 2025 was $319.2 million. We expect that our existing cash, cash equivalents and marketable securities will not be sufficient to fund our projected operating expenses and capital expenditure requirements through at least 12 months from the date our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q were available to be issued. These conditions raise substantial doubt regarding our ability to continue as a going concern. We are currently evaluating strategic alternatives, including additional financing or other strategic options, such as partnerships or collaborations, strategic alliances, licensing agreements or a combination of any such transactions, which may require us to relinquish rights to certain drug candidates that we might otherwise seek to develop or commercialize independently. If additional capital is not available to us on a timely basis, or at all, we may need to reduce operating expenses or will be required to delay, reduce the scope of, or eliminate additional research and development programs. For additional information, see “—Liquidity and Capital Resources” below.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2025 and 2024
The following table summarizes the results of our operations for the periods indicated:

(in thousands)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Change $
Revenue:
License and other revenue	$6,272	$169	$6,103
Total revenue	6,272	169	6,103
Operating expenses:
Research and development	6,465	12,582	(6,117)
General and administrative	4,880	8,104	(3,224)
Total operating expenses	11,345	20,686	(9,341)
(Loss) income from operations	(5,073)	(20,517)	15,444
Other income (expense), net	389	29,038	(28,649)
(Loss) income before provision for income taxes	(4,684)	8,521	(13,205)
Provision for income taxes	—	—	—
Net (loss) income	$(4,684)	$8,521	$(13,205)
Revenue
Revenue of $6.3 million and $0.2 million was recorded in the three months ended June 30, 2025 and 2024, respectively, which related to $6.3 million in revenue recorded from the Marinus License Agreement, as amended, and quarterly royalties on net sales pursuant to the Marinus License Agreement for the same period in 2024.
Research and Development Expenses

(in thousands)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Change $
Preclinical and clinical development expenses	$4,089	$7,955	$(3,866)
Payroll and payroll-related expenses	1,803	3,898	(2,095)
Other expenses	573	729	(156)
Total research and development	$6,465	$12,582	$(6,117)
During the three months ended June 30, 2025, research and development expenses were $6.5 million, compared to $12.6 million for the same period in 2024, representing a decrease of $6.1 million. Program research and development expenses declined by $3.9 million, primarily due to the pause of the OV888 (GV101) program. Payroll and payroll-related expenses declined by $2.1 million due to reduced headcount in the three months ended June 30, 2025 relative to the same period in 2024 primarily due to the organizational restructuring executed during the second quarter of 2024.

General and Administrative Expenses

(in thousands)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Change $
Payroll and payroll-related expenses	$2,248	$4,836	$(2,588)
Legal and professional fees	1,278	2,140	(862)
General office expenses	1,354	1,128	226
Total general and administrative	$4,880	$8,104	$(3,224)
General and administrative expenses were $4.9 million and $8.1 million for the three months ended June 30, 2025 and 2024, respectively. The decrease in general and administrative expenses is primarily due to the organizational restructuring executed during the second quarter of 2024, inclusive of payroll and payroll-related expenses as well as other cost reductions.
Other Income (Expense), net
Other income (expense), net, for the three months ended June 30, 2025 and 2024 were gains of $0.4 million and $29.0 million, respectively. During the three months ended June 30, 2024 a gain of $29.0 million was recorded due to an adjustment to the royalty monetization liability under the Company’s royalty monetization agreement with Ligand Pharmaceuticals Incorporated (“Ligand Agreement”). Other items reflected in other income (expense), net, in both periods were primarily interest income and accretion on U.S. treasury investments.
Comparison of the Six Months Ended June 30, 2025 and 2024
The following table summarizes the results of our operations for the periods indicated:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	Change $
	(in thousands)
Revenue:
License and other revenue	$6,402	$317	$6,085
Total revenue	6,402	317	6,085
Operating expenses:
Research and development	13,123	22,984	(9,861)
General and administrative	10,902	15,267	(4,365)
Total operating expenses	24,025	38,251	(14,226)
Loss from operations	(17,623)	(37,934)	20,311
Other income (expense), net	2,704	34,760	(32,056)
Loss before provision for income taxes	(14,919)	(3,174)	(11,745)
Provision for income taxes	—	—	—
Net loss	$(14,919)	$(3,174)	$(11,745)
Revenue
Revenue of $6.4 million was generated in the six months ended June 30, 2025, compared to revenue of $0.3 million recognized for the same period in 2024. Revenue consisted of revenue recorded from the Marinus License Agreement, as amended, and quarterly royalties on net sales pursuant to the Marinus License Agreement in the six month period ended June 30, 2025, and quarterly royalties on net sales pursuant to the Marinus License Agreement for the same period in 2024.

Research and Development Expenses

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	Change $
	(in thousands)
Preclinical and clinical development expenses	$8,333	$14,656	$(6,323)
Payroll and payroll-related expenses	3,639	6,835	(3,196)
Other expenses	1,151	1,493	(342)
Total research and development	$13,123	$22,984	$(9,861)
During the six months ended June 30, 2025, research and development expenses were $13.1 million compared to $23.0 million for the same period in 2024. The decrease of $9.9 million is primarily due to the pause of the OV888 (GV101) program, cost increases associated with the organizational restructuring announced in June 2024, and a reduction in overall average headcount between the six month periods ended June 30, 2024 and 2025. Payroll and payroll related costs of the organizational restructuring of $1.7 million were recognized during the six months ended June 30, 2024 and paid over an extended period.
General and Administrative Expenses

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	Change $
	(in thousands)
Payroll and payroll-related expenses	$5,378	$8,728	$(3,350)
Legal and professional fees	2,729	3,813	(1,084)
General office expenses	2,795	2,726	69
Total general and administrative	$10,902	$15,267	$(4,365)
General and administrative expenses were $10.9 million for the six months ended June 30, 2025 compared to $15.3 million for the same period in 2024. The decrease of $4.4 million was primarily due to cost increases associated with the organizational restructuring announced in June 2024, reduced average headcount in 2025 and the realization of cost reduction strategies initiated since June 30, 2024. Costs of the organizational restructuring of $2.0 million were recognized during the six months ended June 30, 2024 and were paid over an extended period.
Other Income (Expense), net
Other income (expense), net for the six months ended June 30, 2025 was $2.7 million compared to $34.8 million for the same period in 2024. The decrease of $32.1 million was primarily due to other income of $29.0 million that was recognized in June 2024 relating to an adjustment to the royalty monetization liability under the Ligand Agreement. The remainder of the increase resulted from unrealized gain (loss) on long-term equity investments and interest earned and accretion of discount on marketable securities, and an unrealized gain due to the recovery of a fraudulent funds transfer.
Liquidity and Capital Resources
Overview
As of June 30, 2025, we had total cash, cash equivalents and marketable securities of $38.3 million. Our cash, cash equivalents and marketable securities as of June 30, 2025 will not be sufficient to fund our projected operating expenses and capital expenditure requirements for at least 12 months from the date our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q were available to be issued. We are currently evaluating strategic alternatives, including additional financings or other options, such as partnerships or collaborations, strategic alliances, licensing agreements or a combination of any such transactions.
Similar to other development-stage biotechnology companies, we have generated limited revenue, which has been through various license and collaboration agreements, and have financed our operations primarily through the sale of equity securities. We have historically incurred losses and experienced negative operating cash flows for most periods since our inception and anticipate that we will incur losses and experience negative operating cash flows in the future. We recorded net loss of $4.7 million and net income of $8.5 million for the three months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $319.2 million and working capital of $33.2 million.

Future Funding Requirements
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
As of June 30, 2025, we had no long-term debt and no material non-cancelable purchase commitments with service providers, as we have generally contracted on a cancellable, purchase order basis. We cannot estimate whether we will receive or the timing of any potential contingent payments upon the achievement by us of clinical, regulatory and commercial events, as applicable. In addition, we cannot estimate the timing of any potential royalty payments that we may be required to make under license agreements we have entered into with various entities pursuant to which we have in-licensed certain intellectual property as contractual obligations or commitments, including agreements with AstraZeneca and Northwestern. Pursuant to these license agreements, we have agreed to make milestone payments up to an aggregate of $279.3 million upon the achievement of certain development, regulatory and sales milestones. We excluded these contingent payments from the condensed consolidated financial statements, given that the timing, probability, and amount, if any, of such payments cannot be reasonably estimated at this time.
In September 2021, we entered into a 10-year lease agreement for our corporate headquarters in New York, New York. The lease provides for monthly rental payments over the lease term. The base rent under the lease is currently $2.3 million per year. Payment obligations under the lease agreement include $2.3 million in the 12 months subsequent to June 30, 2025 and $18.1 million over the remaining term of the agreement. For additional information see Note 5 to our condensed consolidated financial statements under the heading “Leases.”
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
Additionally, while the long-term economic impact of geopolitical tensions, including tensions between China and Taiwan and the ongoing wars involving Ukraine and Israel, is difficult to assess or predict, each of these events has caused significant disruptions to the global financial markets and contributed to a general global economic slowdown. Furthermore, inflation rates have increased recently to levels not seen in decades, which may also be impacted by the implementation of tariffs by the United States and other countries. Moreover, there is great uncertainty with respect to potential changes in trade regulations, tariffs, sanctions and export controls which also increase volatility in the global economy. In addition, the U.S. Federal Reserve has raised interest rates in the past in response to concerns about inflation. Relatively high interest rates and fluctuations in inflation, especially if coupled with a significant change in government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. If the disruptions and slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our ability to pursue our business strategy.
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
At-the-Market Offering Program
In November 2023, we filed a shelf registration statement on Form S-3 (Registration No. 333-275307) (the “S-3 Registration Statement”) that allows us to sell up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities and/or warrants, which includes a prospectus covering the issuance and sale of up to $75.0 million of common stock pursuant to an at-the-market (“ATM”) offering program. During the three months ended June 30, 2025, we did not have any sales pursuant to our ATM program.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

(in thousands)	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Net cash (used in) provided by:
Operating activities	$(15,054)	$(30,941)
Investing activities	17,155	33,010
Financing activities	13	584
Net increase in cash, cash equivalents and restricted cash	$2,114	$2,653
Net Cash Used In Operating Activities
Net cash used in operating activities was $15.1 million for the six months ended June 30, 2025, which consisted primarily of net loss of $14.9 million with a reduction of $2.4 million of accounts payable and accrued expenses offset by $2.5 million of noncash stock-based compensation expense. Net cash used in operating activities was $30.9 million for the six months ended June 30, 2024, which primarily consisted of net loss of $3.2 million, $29.0 million unrealized gain on fair value adjustment of the royalty monetization liability, $3.4 million of unrealized gain on long term equity investments, increase in accounts payable and accrued expenses of $2.6 million, and $3.7 million of noncash stock-based compensation expense.
Net Cash Provided By Investing Activities
Net cash provided by investing activities was $17.2 million and $33.0 million for the six months ended June 30, 2025 and 2024, respectively, which was primarily due to the maturity of marketable securities during the periods.
Net Cash Provided By Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2025 and 2024 resulted solely from proceeds from the exercise of stock options and purchases under the employee stock purchase plan.
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
During the three and six months ended June 30, 2025, there were no material changes to our critical accounting policies as reported for the year ended December 31, 2024 as part of our Annual Report on Form 10-K, which was filed with the SEC on March 11, 2025. In addition, see Note 2 of our condensed consolidated financial statements under the heading “Recent Accounting Pronouncements” for new accounting pronouncements or changes to the accounting pronouncements during the three and six months ended June 30, 2025.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The primary objectives of our investment activities are to ensure liquidity and to preserve capital. As of June 30, 2025, we had cash, cash equivalents and marketable securities totaling $38.3 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in institutional market funds that are comprised of U.S. treasury and U.S. treasury-backed repurchase agreements as well as treasury notes and high quality short-term corporate bonds. We maintain our cash, cash equivalents and marketable securities with domestic financial institutions of high credit quality.
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
As of June 30, 2025, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2025, our disclosure controls and procedures were effective.
Management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with GAAP.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recent quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•There is substantial doubt about our ability to continue as a going concern. We will require additional capital to finance our operations, which may not be available on acceptable terms, if at all. Failure to obtain this necessary capital when needed will force us to delay, limit or terminate certain of our drug development efforts or other operations.
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
Risks Related to Our Financial Position and Need for Additional Capital
There is substantial doubt regarding our ability to continue as a going concern. We will require additional capital to finance our operations, which may not be available on acceptable terms, if at all. Failure to obtain this necessary capital when needed will force us to delay, limit or terminate certain of our drug development efforts or other operations.
Our existing cash, cash equivalents and marketable securities of $38.3 million as of June 30, 2025 is not sufficient to fund our projected operating expenses and capital expenditure requirements for at least 12 months from the date our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q were available to be issued. We are currently evaluating strategic alternatives, including additional financings or other options, such as partnerships or collaborations, strategic alliances, licensing agreements or a combination of any such transactions.
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
There have been and may continue to be significant disruptions to the global financial markets and general global economic slowdown due to macroeconomic factors. If disruptions and slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our financial condition and our ability to pursue our business strategy. If we are unable to raise additional capital when needed, we will be required to delay, limit, reduce or terminate our drug development or future commercialization efforts, or grant rights to develop and market drug candidates that we would otherwise develop and market ourselves. If we are unable to obtain adequate financing when needed, we will be required to implement additional cost reduction measures, such as further reducing operating expenses, or otherwise be required to delay, reduce the scope of or suspend one or more of our preclinical studies, clinical trials, research and development programs or commercialization efforts, or terminate our operations.
For additional details, see elsewhere in these Risk Factors, including “Our business could be adversely affected by economic downturns, changes in inflation and interest rates, changes in trade policy (including tariffs), natural disasters, political crises, geopolitical events, or other macroeconomic conditions, which may in the future negatively impact our business and financial performance.”
We expect to continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.
We have historically incurred significant operating losses. Our net loss for the quarter ended June 30, 2025 was $4.7 million and we had an accumulated deficit of $319.2 million as of that date. We expect to incur operating losses in the future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our drug candidates, as well as hiring employees and building our infrastructure.
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
Our business could be adversely affected by economic downturns, changes in inflation and interest rates, changes in trade policy (including tariffs), natural disasters, political crises, geopolitical events, or other macroeconomic conditions, which may in the future negatively impact our business and financial performance.
The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, fluctuations in inflation and interest rates, and uncertainty about economic stability. For example, during 2022 and 2023, the Federal Reserve raised interest rates multiple times in response to concerns about inflation. Higher interest rates, coupled with reduced government spending, tariffs, and volatility in financial markets may increase economic uncertainty and affect consumer spending. Similarly, geopolitical tensions including between China and Taiwan and the ongoing wars involving Ukraine and Israel have created volatility in the global capital markets and are expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Increased inflation may result in increased operating costs (including labor costs) and may affect our operating budgets. In addition, the U.S. Federal Reserve has raised interest rates in response to concerns about inflation.
Trade disputes, tariffs, restrictions and other political tensions between the U.S. and other countries may also exacerbate unfavorable macroeconomic conditions, including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns, which may also limit our access to capital, or otherwise negatively impact our business and operations. Recently, the U.S. government has enacted, and continues to enact, a series of new tariffs, including a tariff on all imports and additional “reciprocal” tariffs targeting imports from specified countries. Additionally, current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with APIs, raw materials, laboratory equipment and research materials and components. In addition, such tariffs will increase our supply chain complexity and could also potentially disrupt our existing supply chain. Trade policies, geopolitical disputes and other trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. With the current administration in the U.S., additional and higher tariffs and sanctions may be imposed on goods imported from other countries which could increase the cost of goods needed to commercialize our products and continue development of our product candidates. Further, such actions by the U.S. could result in retaliatory action by those countries which could impact our ability to profitably commercialize our products in those jurisdictions. As a result, our business, operations and financial condition could be materially harmed.
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
•changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; or
•business interruptions resulting from global geopolitical tensions, including tensions between China and Taiwan and the ongoing wars involving Ukraine and Israel and any other war or the perception that hostilities may be imminent, terrorism, natural disasters or public health crises.
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
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geopolitical tensions, including tensions between China and Taiwan and the ongoing wars involving Ukraine and Israel and any other war or the perception that hostilities may be imminent, terrorism, natural disasters or public health crises.
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
Market acceptance and sales of any drug candidates that we commercialize, if approved, will depend in part on the extent to which coverage and adequate reimbursement for these drugs and related treatments will be available from third-

party payors, including government health administration authorities, managed care organizations and other private health insurers. Third-party payors decide which therapies they will pay for and establish reimbursement levels. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for any drug candidates that we develop will be made on a payor-by-payor basis. One third-party payor’s determination to provide coverage for a drug does not assure that other payors will also provide coverage, and adequate reimbursement, for the drug. Additionally, a third-party payor’s decision to provide coverage for a therapy does not imply that an adequate reimbursement rate will be approved. Each third-party payor determines whether or not it will provide coverage for a therapy, what amount it will pay the manufacturer for the therapy, and on what tier of its formulary it will be placed. The position on a third-party payor’s list of covered drugs, or formulary, generally determines the co-payment that a patient will need to make to obtain the therapy and can strongly influence the adoption of such therapy by patients and physicians. Patients who are prescribed treatments for their conditions and providers prescribing such services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our drugs unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our drugs.
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
There have been amendments to and executive, judicial, congressional and executive branch challenges to certain aspects of the PPACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022 (“the IRA”) was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and by creating a new manufacturer discount program. It is possible that the PPACA will be subject to judicial or congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the current administration will impact the PPACA and our business.
Other legislative changes have been proposed and adopted since the PPACA was enacted. For example, on July 4, 2025, the annual reconciliation bill, the “One Big Beautiful Bill Act” (“OBBBA”), was signed into law which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to PPACA marketplace exchange enrollment and declines to extend the PPACA enhanced advanced premium tax credits, set to expire in 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. Further changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute will remain in effect until 2032 unless additional congressional action is taken.
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
These and other healthcare reform measures may be adopted in the future, particularly in light of the recent U.S. presidential and congressional elections, and may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. The current presidential administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions and proposals include, for example, (i) reducing agency workforce and cutting programs; (ii) rescinding a previous executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending; (iii) eliminating the previous executive order that directed HHS to establish an AI task force and develop a strategic plan; (iv) directing HHS and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (v) imposing tariffs on imported pharmaceutical products; and (vi) directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans. Moreover, in July 2025, legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which reduces funding to federal healthcare programs and imposes additional requirements to be eligible for certain healthcare, which may result in decreased access to healthcare, particularly in Medicaid programs. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs.
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
The ability of the FDA to review proposed clinical trials or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, including executive and congressional priorities, the impacts of which are inherently fluid and unpredictable. Disruptions at the FDA and other agencies may slow the time necessary for new product candidates to be reviewed and/or approved, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current administration has proposed substantial reductions in force at various government agencies including the FDA, and has implemented layoffs at the FDA, which could significantly reduce the FDA’s capacity to perform its functions in a manner consistent with its past practices and could delay reviews and negatively impact our business.
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
Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. In December 2011, the Leahy-Smith America Invents Act (“Leahy-Smith Act”) was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The United States Patent Office recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective in March 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could harm our business and financial condition.
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
We rely on third parties to conduct, supervise and monitor our preclinical studies and clinical trials, and if those third parties perform in an unsatisfactory manner, it may harm our business.
We do not currently have the ability to independently conduct any preclinical studies or clinical trials. We rely on CROs and clinical trial sites to ensure the proper and timely conduct of our preclinical studies and clinical trials, and we expect to have limited influence over their actual performance. We rely upon CROs to monitor and manage data for our clinical programs, as well as the execution of future preclinical studies. We are able to control only certain aspects of our CROs’ activities. Nevertheless, we will be responsible for ensuring that each of our preclinical studies or clinical trials are conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities.
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
While we have agreements governing their activities, our CROs are not our employees, and we do not control whether or not they devote sufficient time and resources to our future clinical and preclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials, or other drug development activities which could harm our business. We face the risk of potential unauthorized disclosure or misappropriation of our intellectual property by CROs, which may reduce our trade secret protection and allow our potential competitors to access and exploit our proprietary technology. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize any drug candidate that we develop. As a result, our financial results and the commercial prospects for any drug candidate that we develop would be harmed, our costs could increase, and our ability to generate revenue could be delayed.
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
We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, store, process and transmit large amounts of sensitive data, and, as a result, we and the third parties with whom we work face a variety of continuously evolving threats that have caused and could cause future security incidents. In addition, many of those third parties in turn subcontract or outsource some of their responsibilities to other third parties. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the accessibility and distributed nature of our information technology systems, and the sensitive data stored on those systems, make such systems vulnerable to unintentional or malicious, internal and external attacks on our technology environment. We have also outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, and as a result, certain third parties with whom we work have access to our computer networks and/or our sensitive data. In addition, many of those third parties in turn subcontract or outsource some of their responsibilities to other third parties. Our ability to monitor the third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. When the third parties with whom we work experience a security incident or other interruption, which has occurred in the past, we could experience adverse consequences. For example, in the third quarter of 2024, we were notified of a business email compromise impacting a development collaborator, which resulted in our payment being misdirected to a fraudulent account. The funds were fully recovered in January 2025. In the absence of recovery of funds or other remuneration, we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised. Increasing global tensions, including tensions between China and Taiwan and the ongoing wars involving Ukraine and Israel, among others, are likely to increase the frequency of cybersecurity attacks.
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
For the three months ended June 30, 2025, we recorded no U.S. federal or state income tax provision, based on a pre-tax loss of $4.7 million. As of June 30, 2025, we had available $187.9 million of unused NOL carryforwards for U.S. federal income tax purposes, $14.9 million of unused NOL carryforwards for Massachusetts income tax purposes, $164.1 million of unused NOL carryforwards for New York income tax purposes, and $163.8 million of unused NOL carryforwards for New York City income tax purposes and $18.3 million of unused NOL carryforwards for Pennsylvania income tax purposes that may be applied against future taxable income. Our NOL carryforwards are significantly limited such that even if we achieve profitability in future periods, we may not be able to utilize most of the NOL carryforwards, which could have a material adverse effect on cash flow and results of operations.
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
To maintain the listing of our common stock on Nasdaq, we are required to meet certain listing requirements, including, a minimum closing bid price of $1.00 per share. On February 10, 2025, we received notice from Nasdaq that we are no longer in compliance with Nasdaq’s Listing Rule 5450(a)(1) because the closing bid price of our common stock had fallen below $1.00 per share for 31 consecutive days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had an initial period of 180 calendar days, or until August 11, 2025, to regain compliance with the minimum bid price requirement. We did not regain compliance with the minimum bid price requirement prior to August 11, 2025. However, on August 12, 2025, we received approval from the Listing Qualifications Department of Nasdaq to transfer the listing of our common stock from the Nasdaq Global Select Market to the Nasdaq Capital Market (the “Approval”). In connection with the Approval, we were granted an additional 180-day grace period, or until February 9, 2026 (the “Compliance Date”), to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days before the Compliance Date.
On July 9, 2025, our stockholders approved a series of alternate amendments to our Amended and Restated Certificate of Incorporation, as amended, to effect, at the option of our board of directors, a reverse stock split of the our common stock at a ratio in the range of 1-for-10 to 1-for-40 (a “Reverse Stock Split”), inclusive, with such ratio to be determined by our board of directors in its sole discretion. If our common stock does not achieve compliance prior to the Compliance Date, our board of directors may implement a Reverse Stock Split within a range between and including 10 to 40. By potentially increasing our stock price, a Reverse Stock Split would reduce the risk that our common stock could be delisted from Nasdaq.
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
The market price of our common stock has been and likely will remain volatile and fluctuate substantially, which could result in substantial losses for holders of our common stock.
The market price of our common stock has been and likely will remain volatile. For example, during the six months ended June 30, 2025, the closing price of our common stock on The Nasdaq Global Select Market ranged from $0.26 per share to $0.96 per share. During this time period, we experienced a stock price drop following our announcement of Takeda’s release of topline Phase 3 study results for soticlestat, noting that soticlestat narrowly missed its primary endpoint and showed clinically meaningful and significant effects in multiple key secondary efficacy endpoints with respect to Dravet syndrome and missed its primary endpoint with respect to Lennox-Gastaut syndrome. In addition, the stock market in general and the market for biopharmaceutical or pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to new or ongoing public health crises or other inflationary factors, may negatively affect the market price of our common stock, regardless of our actual operating performance. As a result of this volatility, stockholders may lose all or part of their investment in our common stock since they may be unable to sell their shares at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:
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
Stockholders will be diluted by any conversions of outstanding Series A Preferred Stock and exercises of outstanding options.
As of June 30, 2025, we had outstanding options to purchase an aggregate of 18,752,703 shares of our common stock at a weighted average exercise price of $2.79 per share and 1,250,000 shares of common stock issuable upon conversion of outstanding Series A Preferred Stock for no additional consideration. Such Series A Preferred Stock is convertible any time at the option of the holder thereof subject to the beneficial ownership limitations described in Note 7 to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. The exercise of such options and conversion of the Series A Preferred Stock for shares of our common stock will result in further dilution of our stockholders’ investment and could negatively affect the market price of our common stock. In addition, stockholders may experience further dilution if we issue common stock, or securities convertible into common stock, in the future. As a result of this dilution, stockholders may receive significantly less than the full purchase price paid for the shares in the event of liquidation.
Concentration of ownership of our common stock among our executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.
Based upon shares of our common stock outstanding as of June 30, 2025, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 41.6% of our outstanding common stock.
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
Provisions in our organizational documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.
Provisions in our amended and restated certificate of incorporation (“Certificate of Incorporation”) and our amended and restated bylaws (“Bylaws”) may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which they might otherwise receive a premium for their shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:
•establish a classified board of directors such that not all members of the board of directors are elected at one time;
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
•authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a stockholder rights plan, or so-called “poison pill,” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and
•require the approval of the holders of at least 66 2/3% of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our Certificate of Incorporation or Bylaws.
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
Some provisions of our organizational documents and the DGCL may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would benefit our stockholders and may prevent attempts by our stockholders to replace or remove our current management.
Provisions in our Certificate of Incorporation and Bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, or remove our current management. These provisions include:
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
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, who are responsible for appointing the members of our management. Because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the DGCL, which may discourage, delay or prevent someone from acquiring us or merging with us whether or not it is desired by or beneficial to our stockholders. Under the DGCL, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Any provision of our Certificate of Incorporation or Bylaws or Delaware law that has the effect of delaying or deterring a change of control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Equity Securities
None.
Use of Proceeds
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 5. Other Information
Director and Officer Trading Arrangements
During the three months ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

OVID THERAPEUTICS INC.

Date: August 13, 2025	By:	/s/ Jeremy M. Levin
Jeremy M. Levin
Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2025	By:	/s/ Jeffrey Rona
Jeffrey Rona
Chief Business and Financial Officer (Principal Financial and Accounting Officer)