Form 10-Q
period 2025-09-30
Ovid Therapeutics Inc.
filed 2025-11-12
CIK 1636651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
As of November 7, 2025, the registrant had 71,212,353 shares of common stock, $0.001 par value per share, outstanding.

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
•the impact of geopolitical tensions (including war or the perception that hostilities may be imminent), adverse global economic conditions, tariffs, the current U.S. government shutdown, funding shortages at governmental and regulatory agencies, supply chain disruptions, terrorism, natural disasters or public health crises on our operations, research and development and clinical trials and potential disruption in the operations and business of third parties and collaborators with whom we conduct business;
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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
OVID THERAPEUTICS INC.
Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)	September 30, 2025	December 31, 2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$20,611	$26,301
Marketable securities	4,992	26,774
Prepaid expenses and other current assets	3,221	2,865
Total current assets	28,824	55,940

Long-term equity investments	20,908	20,974
Restricted cash	1,931	1,931
Right-of-use asset, net	11,916	12,797
Property and equipment, net	269	433
Other noncurrent assets	—	92
Total assets	$63,848	$92,167

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,710	$3,192
Accrued expenses	2,959	5,994
Current portion, lease liability	1,409	1,336
Deferred revenue	718	—
Total current liabilities	6,796	10,522

Long-term liabilities:
Lease liability	12,354	13,419
Total liabilities	19,150	23,941

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; Series A convertible preferred stock, 10,000 shares designated, 1,250 shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 71,151,981 and 71,009,866 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	71	71
Additional paid-in-capital	376,129	372,489
Accumulated other comprehensive loss	(126)	(35)
Accumulated deficit	(331,376)	(304,299)
Total stockholders’ equity	44,698	68,226
Total liabilities and stockholders’ equity	$63,848	$92,167
See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.
Condensed Consolidated Statements of Operations
(unaudited)

(in thousands, except share and per share data)	For The Three Months Ended September 30, 2025	For The Three Months Ended September 30, 2024	For The Nine Months Ended September 30, 2025	For The Nine Months Ended September 30, 2024
Revenue:
License and other revenue	$132	$173	$6,534	$490
Total revenue	132	173	6,534	490
Operating expenses:
Research and development	5,870	7,855	18,993	30,844
General and administrative	6,785	5,544	17,687	20,809
Total operating expenses	12,655	13,399	36,680	51,653
Loss from operations	(12,523)	(13,226)	(30,146)	(51,163)
Other income (expense), net	365	(780)	3,069	33,983
Loss before provision for income taxes	(12,158)	(14,006)	(27,077)	(17,180)
Provision for income taxes	—	—	—	—
Net loss	$(12,158)	$(14,006)	$(27,077)	$(17,180)
Net loss per share of Series A preferred stock, basic and diluted	$(168.01)	$(193.92)	$(374.30)	$(238.21)
Weighted-average Series A preferred stock shares outstanding, basic and diluted	1,250	1,250	1,250	1,250
Net loss per share of common stock, basic and diluted	$(0.17)	$(0.20)	$(0.37)	$(0.24)
Weighted-average common stock shares outstanding, basic and diluted	71,114,181	70,975,785	71,090,052	70,870,224
See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)

(in thousands)	For The Three Months Ended September 30, 2025	For The Three Months Ended September 30, 2024	For The Nine Months Ended September 30, 2025	For The Nine Months Ended September 30, 2024
Net loss	$(12,158)	$(14,006)	$(27,077)	$(17,180)
Other comprehensive (loss) income:
Cumulative translation adjustment	(60)	—	(92)	—
Unrealized gain on marketable securities	3	48	1	35
Comprehensive loss	$(12,215)	$(13,958)	$(27,168)	$(17,145)
See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

(in thousands, except shares)	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	1,250	$—	71,009,866	$71	$372,489	$(35)	$(304,299)	$68,226
Issuance of common stock from exercise of stock options and purchases from employee stock purchase plan	—	—	99,648	—	13	—	—	13
Stock-based compensation expense	—	—	—	—	1,284	—	—	1,284
Other comprehensive loss	—	—	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	—	—	(10,235)	(10,235)
Balance, March 31, 2025	1,250	$—	71,109,514	$71	$373,786	(47)	$(314,534)	$59,276
Issuance of common stock from exercise of stock options and purchases from employee stock purchase plan	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,219	—	—	1,219
Other comprehensive loss	—	—	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	—	—	(4,684)	(4,684)
Balance, June 30, 2025	1,250	$—	71,109,514	$71	$375,005	$(69)	$(319,218)	$55,789
Issuance of common stock from exercise of stock options and purchases from employee stock purchase plan	—	—	42,467	—	15	—	—	15
Stock-based compensation expense	—	—	—	—	1,109	—	—	1,109
Other comprehensive loss	—	—	—	—	—	(57)	—	(57)
Net loss	—	—	—	—	—	—	(12,158)	(12,158)
Balance, September 30, 2025	1,250	$—	71,151,981	$71	$376,129	$(126)	$(331,376)	$44,698
(in thousands, except shares)	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	1,250	$—	70,691,992	$71	$365,591	$1	$(277,866)	$87,797
Issuance of common stock from exercise of stock options and purchases from employee stock purchase plan	—	—	91,969	—	228	—	—	228
Stock-based compensation expense	—	—	—	—	1,968	—	—	1,968
Other comprehensive loss	—	—	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	—	—	(11,694)	(11,694)
Balance, March 31, 2024	1,250	$—	70,783,961	$71	$367,787	(19)	$(289,560)	$78,279
Issuance of common stock from exercise of stock options and purchases from employee stock purchase plan	—	—	187,616	—	356	—	—	356
Stock-based compensation expense	—	—	—	—	1,740	—	—	1,740
Other comprehensive income	—	—	—	—	—	7	—	7
Net income	—	—	—	—	—	—	8,521	8,521
Balance, June 30, 2024	1,250	$—	70,971,577	$71	$369,883	$(12)	$(281,039)	$88,903
Issuance of common stock from exercise of stock options and purchases from employee stock purchase plan	—	—	38,289	—	37	—	—	37
Stock-based compensation expense	—	—	—	—	1,307	—	—	1,307
Other comprehensive income	—	—	—	—	—	48	—	48
Net loss	—	—	—	—	—	—	(14,006)	(14,006)
Balance, September 30, 2024	1,250	$—	71,009,866	$71	$371,228	$36	$(295,045)	$76,290
See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

(in thousands)	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Cash flows from operating activities:
Net loss	$(27,077)	$(17,180)
Adjustments to reconcile net loss to cash used in operating activities:
Change in fair value of royalty monetization liability	—	(29,028)
Unrealized loss (gain) on equity investments	66	(3,500)
Change in accrued interest and accretion of discount on marketable securities	(433)	(2,301)
Stock-based compensation expense	3,612	5,016
Depreciation and amortization expense	256	453
Noncash operating lease expense	882	815
Change in lease liability	(994)	(926)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(356)	649
Accounts payable	(1,480)	(993)
Accrued expenses	(3,120)	1,047
Deferred revenue	718	—
Net cash used in operating activities	(27,926)	(45,948)

Cash flows from investing activities:
Purchase of marketable securities	(14,792)	(56,533)
Sales/maturities of marketable securities	37,000	90,000
Purchases of property and equipment	—	(49)
Software development and other costs	—	(116)
Net cash provided by investing activities	22,208	33,302

Cash flows from financing activities:
Proceeds from exercise of options and purchases from employee stock purchase plan	28	622
Net cash provided by financing activities	28	622

Net decrease in cash, cash equivalents and restricted cash	(5,690)	(12,024)
Cash, cash equivalents and restricted cash, at beginning of period	28,232	28,972
Cash, cash equivalents and restricted cash, at end of period	$22,542	$16,948
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
Liquidity and Going Concern
Since its inception, the Company has devoted substantially all of its efforts to business development, research and development, recruiting management and technical staff, and raising capital, and has financed its operations through the issuance of convertible preferred stock, common stock, other equity instruments, the sale and/or licensing of certain assets and the licensing of certain intellectual property. As of September 30, 2025, the Company had $25.6 million in cash, cash equivalents and marketable securities. Since its founding, the Company has generated its revenue primarily from the Company’s royalty, license and termination agreement (“RLT Agreement”) with Takeda Pharmaceutical Company Limited (“Takeda”). For most periods, the Company has incurred recurring losses, has experienced negative operating cash flows and has required significant cash resources to execute its business plans, which the Company expects will continue for the foreseeable future. The Company had an accumulated deficit of $331.4 million as of September 30, 2025, working capital of $22.0 million and net cash used in operating activities of $27.9 million for the nine months ended September 30, 2025.
The Company recorded net losses of $12.2 million and $27.1 million, respectively, during the three and nine month periods ended September 30, 2025, and expects to incur losses for at least the next several years. The Company is highly dependent on its ability to find additional sources of funding through either equity offerings, debt financings, collaborations, strategic alliances, licensing agreements or a combination of any such transactions.
On October 6, 2025, the Company completed a private placement (the “Private Placement”) of convertible preferred stock and warrants to purchase shares of the Company’s common stock, resulting in net proceeds of $75.7 million. For a description of the Private Placement, see Note 15 — Subsequent Events.
As of the report date, the Company believes its existing cash, cash equivalents and marketable securities, including the proceeds received from the Private Placement, are sufficient to fund its operating and capital expenditure requirements for a period greater than 12 months from the date these unaudited interim condensed consolidated financial statements were issued. If the Company's available cash, cash equivalents and marketable securities are insufficient to satisfy its liquidity requirements, the Company may need to raise additional capital to fund its operations. No assurance can be given as to whether additional needed financing will be available on terms acceptable to the Company, if at all. If sufficient funds on acceptable terms are not available when needed, the Company may be required to suspend or forego certain planned activities. Failure to manage discretionary spending or raise additional financing, as needed, would adversely impact the Company’s ability to achieve its intended business objectives and have an adverse effect on its results of operations and future prospects.
The Company is subject to risks and uncertainties and other challenges specific to its business and its ability to execute on its strategy, as well as risks and uncertainties common to early-stage companies in the pharmaceutical industry with regulated product development and commercial operations, including, without limitation, risks and uncertainties associated with: the ability to secure additional capital to fund operations; delays or problems in the supply of the Company’s product candidates; loss of single source suppliers or failure to comply with manufacturing regulations; technological competition; identifying, acquiring or in-licensing additional products or product candidates; pharmaceutical product development and the inherent uncertainty of clinical success; the challenges of protecting and enhancing intellectual property rights; dependence on key personnel; complying with applicable regulatory requirements; obtaining regulatory approval of any of the Company’s potential product candidates, among others.
Nasdaq Compliance
On February 10, 2025, the Company received a notification letter from the Listing Qualifications Department of the Nasdaq Stock Market LLC notifying the Company that the average closing bid price of the Company’s shares of common stock was below the closing bid price of $1.00 per share during the last 31 consecutive trading days. The Company had an initial period of 180 calendar days, or until August 11, 2025, to regain compliance with the minimum bid price requirement. On August 12, 2025, the Company received approval from the Listing Qualifications Department of Nasdaq to transfer the listing of the Company’s common stock from the Nasdaq Global Select Market to the Nasdaq Capital Market (the “Approval”). In connection with the Approval, the Company was granted an additional 180-day grace period, or until February 9, 2026, to regain compliance with the minimum bid price requirement. On September 11, 2025, the Company received formal notification from Nasdaq that it had regained compliance with the minimum bid price requirement.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(A) Unaudited Interim Condensed Consolidated Financial Statements
The interim condensed consolidated balance sheet at September 30, 2025 and the condensed consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ equity for the three and nine months ended September 30, 2025 and 2024 are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and follow the requirements of the SEC for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by GAAP are condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of its financial information. The results of operations for the three and nine months ended September 30, 2025 and 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other future annual or interim period. The balance sheet as of December 31, 2024 included herein was derived from the audited financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K.
(B) Basis of Presentation and Consolidation
The accompanying interim condensed consolidated financial statements have been prepared in conformity with GAAP and include the accounts of Ovid Therapeutics Inc. and its wholly owned subsidiaries, Ovid Therapeutics Australia Pty Ltd and Ovid Therapeutics Hong Kong Ltd. All intercompany transactions and balances have been eliminated in consolidation.
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
(F) Long-Term Equity Investments
Long-term equity investments consist of equity investments in the preferred shares of Gensaic, Inc., formerly M13 Therapeutics, Inc. (“Gensaic”), and Graviton Bioscience Corporation (“Graviton”), both privately held corporations. The preferred shares are not considered in-substance common stock, and the investments are accounted for at cost, with adjustments for observable changes in prices or impairments, and are classified within long-term equity investments on the condensed consolidated balance sheets with adjustments recognized in other income (expense), net on the condensed consolidated statements of operations. The Company has determined that these equity investments do not have a readily determinable fair value and elected the measurement alternative. Therefore, the carrying amount of the equity investments will be adjusted to fair value at the time of the next observable price change for the identical or similar investment of the same issuer or when an impairment is recognized. Each reporting period, the Company performs a qualitative assessment to evaluate whether the investments are impaired. The assessment includes a review of recent operating results and trends, recent sales/acquisitions of the investees’ securities, and other publicly available data. If an investment is determined to be impaired, the Company will then write it down to its estimated fair value. As of September 30, 2025 and December 31, 2024, the equity investment in Gensaic had a carrying value of $5.1 million. As of September 30, 2025 and December 31, 2024, the equity investment in Graviton had a carrying value of $15.8 million. The initial investment in Graviton was $10.0 million, and cumulative measurement adjustments based on observable price increases totaling $5.8 million have been recognized, recorded in other income (expense), net within the statement of operations.
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
The three levels of the fair value hierarchy are as follows:
•Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities. The Company’s Level 1 assets consisted of investments in a U.S. treasury money market fund of $20.5 million as of September 30, 2025, and U.S. treasury money market fund and equity securities totaling $25.8 million as of December 31, 2024.
•Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted prices of similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active). Level 2 includes financial instruments that are valued using models or other valuation methodologies. The Company’s Level 2 assets consisted of U.S. treasury bills, totaling $5.0 million as of September 30, 2025 and $26.8 million as of December 31, 2024.
•Level 3—Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when their fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. There were no Level 3 assets or liabilities as of September 30, 2025 or December 31, 2024.
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
(K) Royalty Monetization Liability
The Company accounted for its sale to Ligand Pharmaceuticals Incorporated (“Ligand”) of a 13% share of royalties and milestones owed to the Company related to the potential approval and commercialization of soticlestat (“Ligand Agreement”) in accordance with ASC 470, Debt, classifying the proceeds received from the sale to Ligand as debt as the Company determined that it had significant continuing involvement in the generation of the cash flows to Ligand. The Company further elected to account for the debt at fair value with changes in the fair value of the debt classified as other income (expense) in the consolidated statements of operations. In June 2024, Takeda issued a press release indicating the soticlestat trials missed their primary endpoints and noted that while Takeda would discuss the program with the FDA, Takeda fully impaired the asset representing soticlestat. In 2024, the Company recorded a gain of $30.0 million, reducing the fair value of the Ligand Agreement debt to zero as a result of the improbability that the program would be further developed into a commercial product by Takeda or another party. In January 2025, Takeda announced the discontinuation of the program.
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
(O) Retirement Plan
The Company maintains a 401(k) retirement plan for its employees that is intended to qualify under Sections 401(a) and 501(a) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). The Company provides all active employees with a 100% matching contribution equal to 3% of an employee’s eligible deferred compensation and a 50% matching contribution on employee contributions that are between 3% and 5% of an employee’s eligible deferred compensation. These safe harbor contributions vest immediately. For the three months ended September 30, 2025 and 2024, the Company contributed $41,000 and $54,000, respectively. For the nine months ended September 30, 2025 and 2024, the Company contributed $162,000 and $254,000, respectively.
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
NOTE 3 – CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES
The following tables summarize the fair value of cash, cash equivalents and marketable securities as well as gross unrealized holding gains and losses as of September 30, 2025 and December 31, 2024:

	September 30, 2025
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Cash	$127	$—	$—	$127
Cash equivalents	20,484	—	—	20,484
Marketable securities	4,991	1	—	4,992
Total cash, cash equivalents and marketable securities	$25,602	$1	$—	$25,603

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Cash	$522	$—	$—	$522
Cash equivalents	25,779	—	—	25,779
Marketable securities	26,767	7	—	26,774
Total cash, cash equivalents and marketable securities	$53,068	$7	$—	$53,075
The Company did not hold any securities that were in an unrealized loss position for more than 12 months as of September 30, 2025 and December 31, 2024.
There were no material realized gains or losses on available-for-sale securities during the three and nine months ended September 30, 2025 and 2024.
NOTE 4 – PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS
Property and equipment is summarized as follows:

(in thousands)	September 30, 2025	December 31, 2024
Furniture and equipment	$1,534	$1,534
Leasehold improvements	306	306
Less accumulated depreciation	(1,571)	(1,407)
Total property and equipment, net	$269	$433
Depreciation expense was $17,000 and $105,000 for the three months ended September 30, 2025 and 2024, respectively. Depreciation expense was $165,000 and $309,000 for the nine months ended September 30, 2025 and 2024, respectively.

Intangible assets, net of accumulated amortization, were $0 and $219,000 as of September 30, 2025 and December 31, 2024, respectively, and are included in other noncurrent assets on the condensed consolidated balance sheets. Amortization expense was $0 and $64,000 for the three months ended September 30, 2025 and 2024, respectively. Amortization expense was $91,000 and $144,000 for the nine months ended September 30, 2025 and 2024, respectively.
NOTE 5 – LEASES
In September 2021, the Company entered into a 10-year lease agreement for its corporate headquarters with a term commencing March 10, 2022, for approximately 19,000 square feet of office space at Hudson Commons in New York, New York. The lease provides for monthly rental payments over the lease term. The base rent under the lease is currently $2.3 million per year. Rent payments commenced in January 2023, and continue for 10 years following the rent commencement date. The Company issued an irrevocable letter of credit in the amount of $1.9 million in association with the execution of the lease agreement; the letter of credit is characterized as restricted cash on the Company’s condensed consolidated balance sheets.
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
ROU asset and lease liabilities related to the Company’s operating lease are as follows:

(in thousands)	September 30, 2025	December 31, 2024
ROU asset, net	$11,916	$12,797
Current lease liability	1,409	1,336
Long-term lease liability	12,354	13,419
The components of operating lease cost for the three and nine months ended September 30, 2025 were as follows:

(in thousands)	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Operating lease cost	$542	$1,625
Variable lease cost	—	—
Short-term lease cost	—	—

Future minimum commitments under the non-cancelable operating lease are as follows:

(in thousands)
2025	$579
2026	2,316
2027	2,316
2028	2,469
2029	2,469
Thereafter	7,408
$17,557

NOTE 6 – ACCRUED EXPENSES
Accrued expenses consist of the following:

(in thousands)	September 30, 2025	December 31, 2024
Payroll and bonus accrual	$1,849	$2,959
Research and development accrual	346	2,779
Professional fees accrual	535	168
Other	229	88
Total	$2,959	$5,994
NOTE 7 – STOCKHOLDERS’ EQUITY
The Company’s capital structure consists of common stock and preferred stock. Pursuant to the Company’s amended and restated certificate of incorporation, as amended, the Company is authorized to issue up to 125,000,000 shares of common stock and 10,000,000 shares of preferred stock. The Company has designated 10,000 shares of preferred stock as Series A Preferred Stock, of which 1,250 are issued and outstanding as of September 30, 2025.
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
There were 1,250 shares of Series A Preferred Stock outstanding as of September 30, 2025 and December 31, 2024. Each share of Series A Preferred Stock is convertible into 1,000 shares of common stock at any time at the holder’s option. However, the holder will be prohibited, subject to certain exceptions, from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than, at the written election of the holder, either 9.99% or 14.99% of the total number of shares of common stock then issued and outstanding, which percentage may be changed at the holder’s election to any other number less than or equal to 19.99% upon 61 days’ notice to the Company; provided, however, that effective 61 days after delivery of such notice, such beneficial ownership limitations shall not be applicable to any holder that beneficially owns either 10.0% or 15.0%, as applicable based on the holder’s initial written election noted above, of the total number of shares of common stock issued and outstanding immediately prior to delivery of such notice. In the event of a liquidation, dissolution, or winding up of the Company, holders of Series A Preferred Stock will receive a payment equal to $0.001 per share of Series A Preferred Stock before any proceeds are distributed to the holders of common stock. Holders of Series A Preferred Stock are entitled to receive dividends paid to holders of common stock at an equal rate, in the same form, and in the same manner on an as-if-converted basis.
Dividends
Through September 30, 2025, the Company has not declared any dividends. No dividends on the common stock shall be declared and paid unless dividends on the preferred stock have been declared and paid.
NOTE 8 – STOCK-BASED COMPENSATION
The Company’s Board of Directors adopted, and the Company’s stockholders approved, the 2017 Equity Incentive Plan (“2017 Plan”), which became effective on May 4, 2017. The initial reserve of shares of common stock issuable under the 2017 Plan was 3,052,059 shares. The 2017 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards, and other forms of stock-based awards. Additionally, the 2017 Plan provides for the grant of performance cash awards. The Company’s employees, officers, directors, consultants and advisors are eligible to receive awards under the 2017 Plan. Following the adoption of the 2017 Plan, no further awards will be granted under the Company’s prior plan. Pursuant to the terms of the 2017 Plan, on each January 1st, the plan limit shall be increased by the lesser of (x) 5% of the number of shares of common stock outstanding as of the immediately preceding December 31 and (y) such lesser number as the Board of Directors may determine at its discretion. On January 1, 2025, no additional shares were reserved for issuance under the 2017 Plan. As of September 30, 2025, there were 4,002,969 shares of the Company’s common stock reserved and available for issuance under the 2017 Plan.
The Company’s Board of Directors adopted, and the Company’s stockholders approved, the 2017 Employee Stock Purchase Plan (“2017 ESPP”), which became effective on May 4, 2017. The initial reserve of shares of common stock issuable under the 2017 ESPP was 279,069 shares. The 2017 ESPP allows employees to purchase common stock of the Company at a 15% discount to the market price on designated semi-annual purchase dates. During the three months ended September 30, 2025 and 2024, 42,467 and 38,289 shares were purchased under the 2017 ESPP, respectively, and the Company recorded expense of $3,000 and $6,000, respectively. During the nine months ended September 30, 2025 and 2024, employees purchased 76,976 and 69,850 shares under the 2017 ESPP, respectively, and the Company recorded expense of $29,000 and $40,000, respectively. The number of shares of common stock reserved for issuance under the 2017 ESPP automatically increases on January 1 of each year, beginning on January 1, 2018 and continuing through and including January 1, 2027, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (ii) 550,000 shares or (iii) such lesser number of shares determined by the Board of Directors. The Board of Directors acted prior to each of January 1, 2025 and January 1, 2024 to provide that there be no increase in the number of shares reserved for issuance under the 2017 ESPP on either such date. As of September 30, 2025, there were 206,020 shares of the Company’s common stock reserved and available for issuance under the 2017 ESPP.
The Company’s Board of Directors adopted, and the Company’s stockholders approved, the 2014 Equity Incentive Plan (“2014 Plan”), which authorized the Company to grant shares of common stock in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units. The 2014 Plan was terminated as to future awards in May 2017, although it continues to govern the terms of options that remain outstanding under the 2014 Plan. No additional stock awards will be granted under the 2014 Plan, and all outstanding stock awards granted under the 2014 Plan that are repurchased, forfeited, expire or are cancelled will become available for grant under the 2017 Plan in accordance with its terms. As of September 30, 2025, options to purchase 898,483 shares of common stock were outstanding under the 2014 Plan.
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
The fair value of options granted during the three and nine months ended September 30, 2025 and 2024 was estimated using the Black-Scholes option valuation model. The inputs for the Black-Scholes option valuation model require assumptions that are detailed in the table below. The risk-free interest rates are based on the rate for U.S. treasury securities at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected life is based on the simplified method in accordance with the SEC Staff Accounting Bulletin No. Topic 14D.
The Company granted no stock options and 1,747,660 stock options during the three months ended September 30, 2025 and 2024, respectively, and 3,675,900 and 4,499,810 during the nine months ended September 30, 2025 and 2024, respectively. There were 6,746,927 and 6,166,643 unvested options outstanding as of September 30, 2025 and 2024, respectively. Total expense recognized related to the stock options for the three months ended September 30, 2025 and 2024 was $1.1 million and $1.3 million, respectively. Total expense recognized related to the stock options for the nine months ended September 30, 2025 and 2024 was $3.6 million and $5.0 million, respectively. During the three and nine months ended September 30, 2025 and 2024, the Company had no outstanding performance-based option awards and did not record any related expense in those periods.

The Company did not grant any restricted stock units during the three months ended September 30, 2025 and 2024. The Company granted 249,201 and 348,575 restricted stock units during the nine months ended September 30, 2025 and 2024, respectively. At September 30, 2025, there were 341,955 restricted stock units outstanding.
The Company’s stock-based compensation expense was recognized in operating expenses as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Research and development	$331	$241	$1,108	$1,307
General and administrative	777	1,067	2,504	3,709
Total	$1,108	$1,308	$3,612	$5,016

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Stock options and restricted stock units	$1,105	$1,301	$3,583	$4,976
Employee Stock Purchase Plan	3	7	29	40
Total	$1,108	$1,308	$3,612	$5,016
The fair value of options granted during the three and nine months ended September 30, 2025 and 2024 was estimated utilizing the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	Weighted Average	Weighted Average	Weighted Average	Weighted Average
Volatility	N/A	98.60%	96.76%	87.13%
Expected term in years	N/A	5.72	6.01	5.92
Dividend rate	N/A	—%	—%	—%
Risk-free interest rate	N/A	4.00%	4.35%	4.20%
Fair value of option on grant date	N/A	$0.82	$0.47	$2.11
The following table summarizes the number of options outstanding and the weighted average exercise price:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding December 31, 2024	15,341,356	$3.49	5.87	$—
Vested and exercisable at December 31, 2024	9,652,613	4.07	5.87	$—
Granted	3,675,900	0.55
Exercised	—	—
Forfeited or expired	(918,313)	5.32
Options outstanding September 30, 2025	18,401,818	$2.77	6.27	$3,280,083
Vested and exercisable at September 30, 2025	11,654,891	$3.56	4.85	$258
At September 30, 2025, there was $9.5 million of unrecognized stock–based compensation expense related to stock option grants, which is expected to be recognized over a remaining average vesting period of 2.41 years.

NOTE 9 – INCOME TAXES
The Company’s interim income tax provision consists of U.S. federal and state income taxes based on the estimated annual effective tax rate that the Company expects for the full year together with the tax effect of discrete items. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of September 30, 2025, the Company was in a pre-tax loss position and is anticipated to remain so throughout the year. For the three and nine months ended September 30, 2025 and 2024, the Company did not record any tax benefit or expense.
In assessing the realizability of deferred tax assets, management evaluates whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. Management assesses all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, prior earnings history, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Significant weight is given to positive and negative evidence that is objectively verifiable. Based on these factors, including cumulative losses in recent years, the Company continues to maintain a full valuation allowance against its net deferred tax assets as of September 30, 2025.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant changes, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to certain aspects of the international tax framework and the restoration of favorable tax treatment for certain business expense provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA did not have a material impact on the Company’s interim condensed consolidated financial statements for the three-month period ended September 30, 2025, and the Company does not expect the OBBBA to have a material impact on the Company’s provision for income taxes or net income (loss) in future periods.
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
The Company shall reimburse Gensaic for its research costs related to the specific research plan for PDP products identified. The research plan and budget shall be mutually agreed upon by the parties and shall not exceed $3.0 million in any research year. The Company will record these reimbursement payments as research and development costs in the period the research costs are incurred. In May 2023, the Company identified a lead PDP candidate for further research and provided $3.5 million to Gensaic to support the approved research plan and budget. The amount is expensed as the research and development occurs with the remaining amount included in prepaid expenses and other current assets in the condensed consolidated balance sheets. As of September 30, 2025 and December 31, 2024, $1.0 million remained in prepaid expenses and other current assets. No expense was recognized in the three months ended September 30, 2025 and $0.6 million was recognized for the same period in 2024.
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
As of September 30, 2025, none of these contingent payments were considered probable.
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
During the three and nine months ended September 30, 2025 and 2024, no revenue or expense was recognized pursuant to the RLT Agreement. In June 2024, Takeda issued a press release indicating the soticlestat trials missed their primary endpoints and noted that while Takeda would discuss the program with FDA, Takeda had fully impaired the asset representing soticlestat. In January 2025, Takeda announced the discontinuation of the program. As of September 30, 2025, the Company has no debt or other obligations to Ligand.
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
No revenue was recognized relating to the Healx License and Option Agreement during the three and nine month periods ended September 30, 2025 and 2024.
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
The Company had unrealized losses on the Marinus common stock of $1.1 million for the nine months ended September 30, 2024, which were recorded as unrealized gains (losses) on equity securities and were reflected in other income (expense), net in the condensed consolidated statements of operations. In February 2025, Immedica closed a cash purchase of Marinus, resulting in the sale of the Company's equity position in Marinus for $70,000.
In June 2025, the Company entered into an amendment to the Marinus License Agreement with Immedica wherein the parties agreed to replace ongoing royalty payment obligations and add additional licensing for a one-time payment of $7.0 million, which was remitted to the Company pursuant to the agreement within 10 days of execution. $6.3 million of the $7.0 million is related to the royalties and existing licenses which the Company recognized as revenue in the three-month period ended June 30, 2025. The remaining $0.7 million is related to additional licensure to be granted within six months of the effective date of the amendment which the Company recorded as deferred revenue until the additional licenses are transferred or granted.
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
In May 2025, the Company and Graviton reviewed disputed amounts invoiced pursuant to the Graviton Agreement pertaining to activity in the second half of 2024. A settlement was agreed upon and payment of approximately $0.36 million less than the originally invoiced amount was made by the Company. As of September 30, 2025, all amounts due to Graviton have been paid in full and prior Graviton-related accruals reduced to zero.
NOTE 12 – RELATED PARTY TRANSACTIONS
In March 2021, the Company entered into the RLT Agreement with Takeda. For a description of the RLT Agreement, see Note 11 – Collaboration and License Agreements.
NOTE 13 – NET LOSS PER SHARE
The basic and diluted net loss per common share is presented in conformity with the two-class method required for participating securities and multiple classes of shares. The Company considers its preferred stock to be in-substance common stock (see Note 2). The Series A Preferred Stock was excluded from the calculation of net loss per share and presented as anti-dilutive in prior reporting periods, but is deemed in-substance common stock and is now reflected as a class of common stock for purposes of calculating net loss per share for the three and nine month periods ended September 30, 2025 and 2024. The impact of the change to previously reported net loss per share is not material.
Basic net loss per common share is calculated based upon the allocation of net loss to the weighted-average number of common shares outstanding during the period. For any period in which the Company records net income, diluted net income per share is calculated in the same manner as basic net loss per share, except that diluted net income per common share includes outstanding common stock, common shares underlying outstanding options, and unvested restricted stock units in the number of shares used to allocate net income to share classes and in the denominator in calculating diluted net income per common share. Diluted net income per share also considers the potential impact of preferred stock using the if-converted method.
Diluted net loss per common share is equivalent to the basic net loss per common share due to the exclusion of outstanding stock options and unvested restricted stock units because the inclusion of these securities would result in an anti-dilutive effect on per common share amounts.
The following table summarizes the calculation of basic and diluted net loss per share:

	For the Three Months Ended September 30, 2025		For the Three Months Ended September 30, 2024
(in thousands, except share and per share data)	Series A Preferred Stock	Common Stock	Series A Preferred Stock	Common Stock
Net loss per share, basic and diluted:
Allocation of net loss	$(210)	$(11,948)	$(242)	$(13,764)
Weighted average shares outstanding, basic and diluted	1,250	71,114,181	1,250	70,975,785
Net loss per share, basic and diluted	$(168.01)	$(0.17)	$(193.92)	$(0.20)

	For the Nine Months Ended September 30, 2025		For the Nine Months Ended September 30, 2024
(in thousands, except share and per share data)	Series A Preferred Stock	Common Stock	Series A Preferred Stock	Common Stock
Net loss per share, basic and diluted:
Allocation of net loss	$(468)	$(26,609)	$(298)	$(16,882)
Weighted average shares outstanding, basic and diluted	1,250	71,090,052	1,250	70,870,224
Net loss per share, basic and diluted	$(374.30)	$(0.37)	$(238.21)	$(0.24)

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	September 30, 2025	September 30, 2024
Stock options to purchase common stock	18,401,818	17,036,145
Common stock issuable upon conversion of Series A Preferred Stock	1,250,000	1,250,000
Unvested restricted stock units	341,105	209,700
	19,992,923	18,495,845
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
The following tables summarize the Company’s segment information as presented to the CODM and as required in ASU 2023-07 for the periods indicated:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2025		2024	2025		2024
Revenue	$132		$173	$6,534		$490
Payroll and payroll-related expenses	1,778		1,631	5,417		8,466
Direct program expenses
OV350/KCC2 library	1,573		2,795	6,980		7,166
OV329	1,607	—	1,011	4,063	—	3,938
OV888 (GV101)	—		1,051	(224)		6,851
Gensaic projects	—		500	—		1,493
Other programs	304		170	998		737
Total direct program expenses	3,485		5,526	11,818		20,186
Other research and development expenses	607		698	1,758		2,192
Total research and development expenses	5,870		7,855	18,993		30,844
Payroll and payroll-related expenses	2,045		2,707	7,424		11,435
Legal and professional fees	3,593		1,549	6,322		5,362
General office expenses	1,147		1,288	3,941		4,012
Total general and administrative expenses	6,785		5,544	17,687		20,809
Total operating expenses	12,655		13,399	36,680		51,653
Operating loss	(12,523)		(13,226)	(30,146)		(51,163)
Other income (expense), net	365		(780)	3,069		33,983
Net loss	$(12,158)		$(14,006)	$(27,077)		$(17,180)
The program expense for OV888 (GV101) is negative for the nine month period ended September 30, 2025 because the Company recognized a contra-expense upon settlement of the amounts due to its collaboration partner and on reversal of an immaterial accrual estimate on final determination of amounts owed.
Other research and development expenses include general office expenses allocated to research and development, including costs related to rent, depreciation of leasehold improvements and nonclinical contract labor. Other income/

expense includes the impact of a fraudulent funds transfer, change in valuation of royalty monetization liability, unrealized net gain on equity investments and interest/accretion income on securities.
Other significant segment information includes:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Stock-based compensation expense	1,108	1,308	3,612	5,016
Interest/accretion income on securities	303	947	1,179	3,265
Severance expense	47	137	482	3,550
Gain on recovery of fraudulent funds transfer	—	—	1,800	—
Loss on fraudulent funds transfer	—	1,800	—	1,800
Change in valuation of royalty monetization liability	—	—	—	29,028
Unrealized net gain on equity investments	—	73	—	3,500
Depreciation and amortization	17	168	256	453
NOTE 15 – SUBSEQUENT EVENTS
October 2025 Private Placement
On October 2, 2025, Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the purchasers named therein (the “Investors”), pursuant to which the Company agreed to issue and sell an aggregate of (i) 57,722 shares of its Series B convertible preferred stock, par value $0.001 per share (the “Series B Preferred Stock”), (ii) Series A warrants (the “Series A Warrants”) to purchase 38,481,325 shares of the Company’s common stock and/or pre-funded warrants to purchase common stock (the “Pre-Funded Warrants”) and (iii) Series B warrants to purchase 28,861,000 shares of common stock and/or Pre-Funded Warrants (the “Series B Warrants” and, together with the Series A Warrants, the “Warrants”) to the Investors in the Private Placement. Each share of Series B Preferred Stock was sold together with a Series A Warrant to purchase 666.66 shares of common stock and/or Pre-Funded Warrants (rounded down to next whole share based on each investor’s aggregate purchase) and a Series B Warrant to purchase 500 shares of common stock and/or Pre-Funded Warrants (together, a “Security”). The Securities were sold at a purchase price of $1,400.00 per Security to the Investors, which included the purchase of 71 Series B Preferred Shares, 47,333 Series A Warrants, and 35,500 Series B Warrants by the Company’s Chief Executive Officer, pending shareholder approval of the Chief Executive Officer’s participation in the Private Placement. The Warrants each have an exercise price of $1.40 per share.
Subject to the terms and limitations contained in the Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (the “Certificate of Designation”), the Series B Preferred Stock issued in the Private Placement will not become convertible until the Company’s stockholders have approved each of (i) an increase in the number of authorized shares of common stock to enable the Company to issue all of the shares of common stock that are issuable upon the conversion of the Series B Preferred Stock (the “Conversion Shares”) and the shares of common stock that are issuable upon the exercise of the Warrants (the “Warrant Shares”), and (ii) the issuance of the Conversion Shares and the Warrant Shares in accordance with the listing rules of the Nasdaq Stock Market (collectively, the “Stockholder Approval”). Effective as of 5:00 p.m. Eastern Time on the second business day after the date of the Stockholder Approval and subject to the Company filing an amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware evidencing such Stockholder Approval, each share of Series B Preferred Stock shall automatically convert into common stock at the Conversion Ratio (as defined in the Certificate of Designation), subject to the terms and limitations contained in the Certificate of Designation.
The Private Placement may result in gross proceeds of up to $175.1 million to the Company, which includes the initial gross proceeds of $80.8 million before placement agent fees and offering expenses, or approximately $75.7 million in net proceeds.
Special Meeting of Stockholders
On October 27, 2025, the Company filed a Proxy Statement for a special meeting of stockholders (the “Special Meeting”) to be held December 11, 2025. The Special Meeting will be held virtually and the record date for the special meeting is October 31, 2025. The Company’s stockholders are scheduled for a vote on three matters at the Special Meeting: (i) to approve an authorized share increase from 125,000,000 shares to 315,000,000 shares, (ii) to approve Dr. Levin’s participation in the Private Placement in accordance with Nasdaq Listing Rule 5635(c), and (iii) to approve the issuance of common shares on the conversion of the Series B convertible preferred shares and on exercise of the Class A and Class B common warrants in accordance with Nasdaq Listing Rule 5635(d).

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
Overview
We are a biopharmaceutical company dedicated to developing small molecule medicines for brain conditions with significant unmet need. Our approach to achieve this goal is scientifically driven, patient focused, and coupled with an integrated and disciplined approach to research, clinical development and business development. Our team has significant experience with and understanding of epilepsies and other neurological conditions, and we continue to gain insight into the ways the different molecular mechanisms and pathways underlying these disorders impact the symptoms patients experience. We have developed a differentiated pipeline of drug candidates containing three novel mechanisms of action (“MoAs”) to target seizures and believe we are the only company that holds a portfolio of direct activators of potassium-chloride cotransporter 2 (“KCC2”). Two of our programs are in clinical trials, and a third is expected to begin a clinical trial in the second quarter of 2026. We are initially pursuing therapeutic drug candidates for epilepsy and psychoses associated with Parkinson’s disease and Lewy body dementia. If successfully developed and marketed to treat these conditions, we intend to explore these drug candidates for broader neurologic indications. Our cohesive focus in brain conditions with significant unmet need reinforces our belief that we can develop and produce multiple novel medicines, scale our infrastructure, positively impact patients’ lives and create long-term stockholder value.
Since our inception in April 2014, we have devoted substantially all of our efforts to organizing and planning our business, building our management and technical team, acquiring and developing assets and raising capital. During the three and nine month periods ended September 30, 2025, we recorded $0.1 million and $6.5 million of royalty and licensing revenue, respectively. We recorded net losses of $12.2 million and $27.1 million, respectively, during the three and nine month periods ended September 30, 2025. We are highly dependent on our ability to find additional sources of funding through either equity offerings, debt financings, collaborations, strategic alliances, licensing agreements or a combination of any such transactions. Through September 30, 2025, we had raised net proceeds of $275.4 million from the sale of our preferred and common stock. As of September 30, 2025, we had $25.6 million in cash, cash equivalents and marketable securities and an accumulated deficit of $331.4 million. In October 2025, we closed a Private Placement (as defined below), which provided initial net proceeds of $75.7 million, after placement agent fees and offering expenses. Management believes the cash, cash equivalents and marketable securities as of September 30, 2025, plus the initial proceeds from the Private Placement, will be sufficient to fund our current operating plans for at least the next 12 months from the issuance of the financial statements contained in this Quarterly Report on Form 10-Q.
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
The following chart sets forth the status and mechanism of action of our drug candidates:
Recent Developments
Private Placement
On October 2, 2025, we entered into a Securities Purchase Agreement with the purchasers named therein (the “Investors”), pursuant to which we agreed to issue and sell an aggregate of (i) 57,722 shares of our Series B convertible preferred stock, par value $0.001 per share (the “Series B Preferred Stock”), (ii) Series A warrants (the “Series A Warrants”) to purchase 38,481,325 shares of our common stock, par value $0.001 per share and/or pre-funded warrants to purchase common stock (the “Pre-Funded Warrants”) and (iii) Series B warrants to purchase 28,861,000 shares of common stock and/or Pre-Funded Warrants (the “Series B Warrants” and, together with the Series A Warrants, the “Warrants”) to the Investors in a private placement (the “Private Placement”). Each share of Series B Preferred Stock was sold together with a Series A Warrant to purchase 666.66 shares of common stock and/or Pre-Funded Warrants (rounded down to next whole share based on each investor’s aggregate purchase) and a Series B Warrant to purchase 500 shares of common stock and/or Pre-Funded Warrants (together, a “Security”). The Securities were sold at a purchase price of $1,400.00 per Security to the Investors, which includes our Chief Executive Officer. The Warrants each have an exercise price of $1.40 per share.
The Private Placement may result in gross proceeds of up to $175.1 million to us, which includes the initial gross proceeds of $80.8 million, before estimated placement agent fees and offering expenses, or $75.7 million in estimated net proceeds received at closing.
Data Release
On October 3, 2025, we announced positive topline Phase 1 trial data for our next-generation GABA-aminotransferase inhibitor, OV329. The data demonstrate strong inhibitory activity and a potential best-in-category safety profile for GABA-aminotransferase inhibitors.
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
We recorded net losses of $12.2 million and $27.1 million, respectively, during the three and nine month periods ended September 30, 2025, had an accumulated deficit of $331.4 million and working capital of $22.0 million as of September 30, 2025, and expect to incur losses for at least the next several years. We are highly dependent on our ability to find additional sources of funding through either equity offerings, debt financings, collaborations, strategic alliances, licensing agreements or a combination of any such transactions.
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
Other Income (Expense), net
Other income (expense), net primarily consists of interest income and accretion of discount on investments in marketable securities, changes in valuation of royalty monetization liability, unrealized gains (losses) on long-term equity investments and the impact of a fraudulent funds transfer.

Results of Operations
Comparison of the Three Months Ended September 30, 2025 and 2024
The following table summarizes the results of our operations for the periods indicated:

(in thousands)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Change $
Revenue:
License and other revenue	$132	$173	$(41)
Total revenue	132	173	(41)
Operating expenses:
Research and development	5,870	7,855	(1,985)
General and administrative	6,785	5,544	1,241
Total operating expenses	12,655	13,399	(744)
Loss from operations	(12,523)	(13,226)	703
Other income (expense), net	365	(780)	1,145
Loss before provision for income taxes	(12,158)	(14,006)	1,848
Provision for income taxes	—	—	—
Net loss	$(12,158)	$(14,006)	$1,848
Revenue
Revenue of $0.1 million and $0.2 million was recorded in the three months ended September 30, 2025 and 2024, respectively, which related to quarterly royalties on net sales pursuant to the Marinus License Agreement.
Research and Development Expenses

(in thousands)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Change $
Preclinical and clinical development expenses	$3,485	$5,526	$(2,041)
Payroll and payroll-related expenses	1,778	1,631	147
Other expenses	607	698	(91)
Total research and development	$5,870	$7,855	$(1,985)
During the three months ended September 30, 2025, research and development expenses were $5.9 million, compared to $7.9 million for the same period in 2024, representing a decrease of $2.0 million related primarily due to the pause of the OV888 (GV101) program.
General and Administrative Expenses

(in thousands)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Change $
Payroll and payroll-related expenses	$2,045	$2,707	$(662)
Legal and professional fees	3,593	1,549	2,044
General office expenses	1,147	1,288	(141)
Total general and administrative	$6,785	$5,544	$1,241

General and administrative expenses were $6.8 million and $5.5 million for the three months ended September 30, 2025 and 2024, respectively. The increase in general and administrative expenses is primarily due to business development professional fees.
Other Income (Expense), net
Other income (expense), net, for the three months ended September 30, 2025 and 2024 were a gain of $0.4 million and a loss of $0.8 million, respectively. Items reflected in other income (expense), net, in both periods were primarily interest income and accretion on U.S. treasury investments, as well as a loss recognized on a long-term equity investment in the three months ended September 30, 2024.
Comparison of the Nine Months Ended September 30, 2025 and 2024
The following table summarizes the results of our operations for the periods indicated:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	Change $
	(in thousands)
Revenue:
License and other revenue	$6,534	$490	$6,044
Total revenue	6,534	490	6,044
Operating expenses:
Research and development	18,993	30,844	(11,851)
General and administrative	17,687	20,809	(3,122)
Total operating expenses	36,680	51,653	(14,973)
Loss from operations	(30,146)	(51,163)	21,017
Other income (expense), net	3,069	33,983	(30,914)
Loss before provision for income taxes	(27,077)	(17,180)	(9,897)
Provision for income taxes	—	—	—
Net loss	$(27,077)	$(17,180)	$(9,897)
Revenue
Revenue of $6.5 million was generated in the nine months ended September 30, 2025, compared to revenue of $0.5 million recognized for the same period in 2024. Revenue originated from quarterly royalties on net sales pursuant to the Marinus License Agreement for both periods and from the amended Marinus License Agreement in the nine months ended September 30, 2025.
Research and Development Expenses

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	Change $
	(in thousands)
Preclinical and clinical development expenses	$11,818	$20,186	$(8,368)
Payroll and payroll-related expenses	5,417	8,466	(3,049)
Other expenses	1,758	2,192	(434)
Total research and development	$18,993	$30,844	$(11,851)
During the nine months ended September 30, 2025, research and development expenses were $19.0 million compared to $30.8 million for the same period in 2024. The decrease of $11.9 million is primarily due to the pause of the OV888 (GV101) program, cost decreases associated with the organizational restructuring announced in June 2024, and a reduction in overall average headcount between the nine month periods ended September 30, 2024 and 2025. Payroll and payroll-related costs of the organizational restructuring of $1.7 million were recognized during the nine months ended September 30, 2024 and paid over an extended period.

General and Administrative Expenses

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	Change $
	(in thousands)
Payroll and payroll-related expenses	$7,424	$11,434	$(4,010)
Legal and professional fees	6,322	5,362	960
General office expenses	3,941	4,013	(72)
Total general and administrative	$17,687	$20,809	$(3,122)
General and administrative expenses were $17.7 million for the nine months ended September 30, 2025 compared to $20.8 million for the same period in 2024. The decrease of $3.1 million was primarily due to cost decreases associated with the organizational restructuring announced in June 2024, reduced average headcount in 2025 and the realization of cost reduction strategies initiated since June 30, 2024. Costs of the organizational restructuring of $2.0 million were recognized during the nine months ended June 30, 2024 and paid over an extended period.
Other Income (Expense), net
Other income (expense), net for the nine months ended September 30, 2025 was $3.1 million compared to $34.0 million for the same period in 2024. The decrease of $30.9 million was primarily due to other income of $29.0 million that was recognized in June 2024 relating to an adjustment to the royalty monetization liability under the Ligand Agreement. The remainder of the decrease resulted from the net of unrealized gain (loss) on long-term equity investments, interest earned and accretion of discount on marketable securities, and an unrealized gain due to the recovery of a fraudulent funds transfer.
Liquidity and Capital Resources
Overview
We believe that our available cash, cash equivalents and marketable securities, plus the initial proceeds from the Private Placement discussed above, will be sufficient to fund our current operating plans for at least the next 12 months from the issuance of the financial statements contained in this Quarterly Report on Form 10-Q.
Similar to other development-stage biotechnology companies, we have generated limited revenue, which has been through various license and collaboration agreements, and have financed our operations primarily through the sale of equity securities. We have historically incurred losses and experienced negative operating cash flows for most periods since our inception and anticipate that we will incur losses and experience negative operating cash flows in the future. We recorded net losses of $12.2 million and $27.1 million, respectively, during the three and nine month periods ended September 30, 2025, had an accumulated deficit of $331.4 million and working capital of $22.0 million as of September 30, 2025, and expect to incur losses for at least the next several years.
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
As of September 30, 2025, we had no long-term debt and no material non-cancelable purchase commitments with service providers, as we have generally contracted on a cancellable, purchase order basis. We cannot estimate whether we will receive or the timing of any potential contingent payments upon the achievement by us of clinical, regulatory and commercial events, as applicable. In addition, we cannot estimate the timing of any potential royalty payments that we may be required to make under license agreements we have entered into with various entities pursuant to which we have in-licensed certain intellectual property as contractual obligations or commitments, including agreements with AstraZeneca and Northwestern. Pursuant to these license agreements, we have agreed to make milestone payments up to an aggregate of $279.3 million upon the achievement of certain development, regulatory and sales milestones. We excluded these contingent payments from the condensed consolidated financial statements, given that the timing, probability, and amount, if any, of such payments cannot be reasonably estimated at this time.

In September 2021, we entered into a 10-year lease agreement for our corporate headquarters in New York, New York. The lease provides for monthly rental payments over the lease term. The base rent under the lease is currently $2.3 million per year. Payment obligations under the lease agreement include $2.3 million in the 12 months subsequent to September 30, 2025 and $17.6 million over the remaining term of the agreement. For additional information see Note 5 to our condensed consolidated financial statements under the heading “Leases.”
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
At-the-Market Offering Program
In November 2023, we filed a shelf registration statement on Form S-3 (Registration No. 333-275307) (the “S-3 Registration Statement”) that allows us to sell up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities and/or warrants, which includes a prospectus covering the issuance and sale of up to $75.0 million of common stock pursuant to an at-the-market (“ATM”) offering program. During the three months ended September 30, 2025, we did not have any sales pursuant to our ATM program.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

(in thousands)	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Net cash (used in) provided by:
Operating activities	$(27,926)	$(45,948)
Investing activities	22,208	33,302
Financing activities	28	622
Net increase in cash, cash equivalents and restricted cash	$(5,690)	$(12,024)

Net Cash Used In Operating Activities
Net cash used in operating activities was $27.9 million for the nine months ended September 30, 2025, which consisted primarily of net loss of $27.1 million with a reduction of $4.6 million of accounts payable and accrued expenses offset by $3.6 million of noncash stock-based compensation expense. Net cash used in operating activities was $45.9 million for the nine months ended September 30, 2024, which primarily consisted of net loss of $17.2 million, $29.0 million fair value adjustment of the royalty monetization liability, $3.5 million of unrealized gain on long term equity investments, and $5.0 million of noncash stock-based compensation expense.
Net Cash Provided By Investing Activities
Net cash provided by investing activities was $22.2 million and $33.3 million for the nine months ended September 30, 2025 and 2024, respectively, which was primarily due to the maturity of marketable securities during the periods.
Net Cash Provided By Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2025 and 2024 resulted solely from proceeds from the exercise of stock options and purchases under the employee stock purchase plan.
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
During the three and nine month periods ended September 30, 2025, there were no material changes to our critical accounting policies as reported for the year ended December 31, 2024 as part of our Annual Report on Form 10-K, which was filed with the SEC on March 11, 2025. In addition, see Note 2 of our condensed consolidated financial statements under the heading “Recent Accounting Pronouncements” for new accounting pronouncements or changes to the accounting pronouncements during the three and nine months ended September 30, 2025.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The primary objectives of our investment activities are to ensure liquidity and to preserve capital. As of September 30, 2025, we had cash, cash equivalents and marketable securities totaling $25.6 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in institutional market funds that are comprised of U.S. treasury and U.S. treasury-backed repurchase agreements as well as treasury notes and high quality short-term corporate bonds. We maintain our cash, cash equivalents and marketable securities with domestic financial institutions of high credit quality.
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
As of September 30, 2025, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2025, our disclosure controls and procedures were effective.
Management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with GAAP.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recent quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our operations have consumed substantial amounts of cash since our inception. As of September 30, 2025, our cash, cash equivalents and marketable securities were $25.6 million and we had an accumulated deficit of $331.4 million. We believe that our cash, cash equivalents and marketable securities as of September 30, 2025, plus the initial proceeds from the Private Placement, will be sufficient to fund our operating and capital expenditure requirements for a period greater than 12 months from the date our unaudited interim condensed consolidated financial statements were available to be issued with our Quarterly Report on Form 10-Q. However, our operating plans may change because of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.

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
We have historically incurred significant operating losses. Our net loss for the quarter ended September 30, 2025 was $12.2 million and we had an accumulated deficit of $331.4 million as of that date. We expect to incur operating losses in the future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our drug candidates, as well as hiring employees and building our infrastructure.
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
The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, fluctuations in inflation and interest rates, and uncertainty about economic stability. For example, during 2022 and 2023, the Federal Reserve raised interest rates multiple times in response to concerns about inflation. Higher interest rates, coupled with reduced government spending, tariffs, and volatility in financial markets may increase economic uncertainty and affect consumer spending. Similarly, geopolitical tensions including between China and Taiwan and the wars involving Ukraine and Israel have created volatility in the global capital markets and are expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Increased inflation may result in increased operating costs (including labor costs) and may affect our operating budgets. In addition, the U.S. Federal Reserve has raised interest rates in response to concerns about inflation.
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
Other legislative changes have been proposed and adopted since the PPACA was enacted. For example, on July 4, 2025, the annual reconciliation bill, the “One Big Beautiful Bill Act” (“OBBBA”), was signed into law which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to PPACA marketplace exchange enrollment and declines to extend the PPACA enhanced advanced premium tax credits, set to expire at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. Further changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute will remain in effect until 2032 unless additional congressional action is taken.
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
These and other healthcare reform measures may be adopted in the future, particularly in light of the recent U.S. presidential and congressional elections, and may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. The current presidential administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, on September 30, 2025, the current administration announced the first agreement with a major pharmaceutical company that requires the drug manufacturer to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions and proposals include, for example, (i) reducing agency workforce and cutting programs; (ii) rescinding a previous executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending; (iii) eliminating the previous executive order that directed HHS to establish an AI task force and develop a strategic plan; (iv) directing HHS and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (v) imposing tariffs on imported pharmaceutical products; (vi) directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans and (vii) as part of the Make America Healthy Again (MAHA) Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs.
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
The ability of the FDA to review proposed clinical trials or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, including executive and congressional priorities, the impacts of which are inherently fluid and unpredictable.
Disruptions at the FDA and other agencies may slow the time necessary for new product candidates to be reviewed and/or approved, which would adversely affect our business. For example, over the last several years, including in October 2025, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If the current government shutdown continues, or a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. In addition, the current administration has implemented substantial reductions in force at various government agencies including the FDA, and has implemented layoffs at the FDA, which could significantly reduce the FDA’s capacity to perform its functions in a manner consistent with its past practices and could delay reviews and negatively impact our business.
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
For the three months ended September 30, 2025, we recorded no U.S. federal or state income tax provision, based on a pre-tax loss of $12.2 million. As of September 30, 2025, we had available $249.5 million of unused NOL carryforwards for U.S. federal income tax purposes. As of December 31, 2024, we had $14.9 million of unused NOL carryforwards for Massachusetts income tax purposes, $164.1 million of unused NOL carryforwards for New York income tax purposes, and $163.8 million of unused NOL carryforwards for New York City income tax purposes and $18.3 million of unused NOL carryforwards for Pennsylvania income tax purposes that may be applied against future taxable income. Our NOL carryforwards are significantly limited such that even if we achieve profitability in future periods, we may not be able to utilize most of the NOL carryforwards, which could have a material adverse effect on cash flow and results of operations.
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
To maintain the listing of our common stock on Nasdaq, we are required to meet certain listing requirements, including, a minimum closing bid price of $1.00 per share. On February 10, 2025, we received notice from Nasdaq that we are no longer in compliance with Nasdaq’s Listing Rule 5450(a)(1) because the closing bid price of our common stock had fallen below $1.00 per share for 31 consecutive days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had an initial period of 180 calendar days, or until August 11, 2025, to regain compliance with the minimum bid price requirement. We did not regain compliance with the minimum bid price requirement prior to August 11, 2025. However, on August 12, 2025, we received approval from the Listing Qualifications Department of Nasdaq to transfer the listing of our common stock from the Nasdaq Global Select Market to the Nasdaq Capital Market (the “Approval”). In connection with the Approval, we were granted an additional 180-day grace period, or until February 9, 2026 (the “Compliance Date”), to regain compliance with the minimum bid price requirement. On September 11, 2025, the Company received formal notification from Nasdaq that it had regained compliance with the minimum bid price requirement.
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
The market price of our common stock has been and likely will remain volatile. For example, during the nine months ended September 30, 2025, the closing price of our common stock on The Nasdaq Global Select Market ranged from $0.26 per share to $1.73 per share. In June 2024, we experienced a stock price drop following our announcement of Takeda’s release of topline Phase 3 study results for soticlestat, noting that soticlestat narrowly missed its primary endpoint and showed clinically meaningful and significant effects in multiple key secondary efficacy endpoints with respect to Dravet syndrome and missed its primary endpoint with respect to Lennox-Gastaut syndrome. In addition, the stock market in general and the market for biopharmaceutical or pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to new or ongoing public health crises or other inflationary factors, may negatively affect the market price of our common stock, regardless of our actual operating performance. As a result of this volatility, stockholders may lose all or part of their investment in our common stock since they may be unable to sell their shares at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:
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
There is no public market for our Series A or Series B Preferred Stock.
There is no established public trading market for our Series A or Series B Preferred Stock, and we do not expect a market to develop. In addition, we do not intend to apply for listing of the Series A or Series B Preferred Stock on any national securities exchange or other nationally recognized trading system. Without an active market, the liquidity of the Series A and Series B Preferred Stock will be limited.
Stockholders will be diluted by any conversions of outstanding Series A Preferred Stock and exercises of outstanding options.
As of September 30, 2025, we had outstanding options to purchase an aggregate of 18,401,818 shares of our common stock at a weighted average exercise price of $2.77 per share and 1,250,000 shares of common stock issuable upon conversion of outstanding Series A Preferred Stock for no additional consideration. Such Series A Preferred Stock is convertible any time at the option of the holder thereof subject to the beneficial ownership limitations described in Note 7 to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. The exercise of such options and conversion of the Series A Preferred Stock for shares of our common stock will result in further dilution of our stockholders’ investment and could negatively affect the market price of our common stock. In addition, stockholders may experience further dilution if we issue common stock, or securities convertible into common stock, in the future. As a result of this dilution, stockholders may receive significantly less than the full purchase price paid for the shares in the event of liquidation.
Concentration of ownership of our common stock among our executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.
Based upon shares of our common stock outstanding as of September 30, 2025, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 41.8% of our outstanding common stock.
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
Item 5. Other Information
Director and Officer Trading Arrangements
During the three months ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

OVID THERAPEUTICS INC.

Date: November 12, 2025	By:	/s/ Jeremy M. Levin
Jeremy M. Levin
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Jeffrey Rona
Jeffrey Rona
Chief Business and Financial Officer (Principal Financial and Accounting Officer)