Form 10-K
period 2025-12-31
Ovid Therapeutics Inc.
filed 2026-03-18
CIK 1636651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
As of June 30, 2025, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $22.2 million based on the closing price of the registrant’s common stock on June 30, 2025. The calculation excludes shares of the registrant’s common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant. This determination of affiliate status is not a determination for other purposes.
As of March 16, 2026, there were 131,874,634 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•announced or published interim topline and preliminary data;
•the impact of macroeconomic conditions and geopolitical tensions; and
•the factors that may impact our financial results.
Factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part I, Item 1A. “Risk Factors,” herein and for the reasons described elsewhere in this Annual Report on Form 10-K. Any forward-looking statement in this Annual Report on Form 10-K reflects our current view with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, industry and future growth. Given these uncertainties, you should not rely on these forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

PART I
Item 1. BUSINESS
Overview
Ovid is a biopharmaceutical company that is dedicated to developing small molecule medicines for brain disorders with significant unmet need. These potential medicines targeting the central nervous system (“CNS”) are designed to potentially halt the course of brain disease by quelling neuronal hyperexcitation and alleviating the most impactful patient symptoms. We seek to address fundamental biological targets in the brain that are implicated in neuronal hyperexcitability, such as neurotransmitters and dysregulated ion channels. By mitigating excessive neuronal hyperexcitation with differentiated medicines, we believe we can unlock substantial scientific, therapeutic and commercial opportunities across a range of neurological and psychiatric conditions that have few therapeutic options today, both impacting patients’ lives and creating long-term stockholder value.
Over the last decade, scientific understanding of the underlying biology of neuronal hyperexcitability and the related pathophysiology of epilepsies, psychoses, and other brain disorders has significantly advanced. Today, the underpinnings of many monogenic epilepsies and seizure disorders are becoming better understood and can be linked to mutations in specific molecular transporters, ion channels and receptors. Additionally, science is beginning to illuminate the systemic and damaging effects of over-excitation on neuronal networks, including its relationship to cell inflammation, stress and apoptosis.
This improved understanding of the genesis and pathophysiology of disease, coupled with advances in preclinical research tools, is enhancing the predictive potential of translational research, and thereby improving the probability of successful clinical development of CNS medicines. Additionally, emerging scientific evidence suggests that hyperexcitability of neurons is implicated in a broad range of conditions well beyond seizures and psychoses. Therefore, ameliorating excessive neuronal hyperexcitability may offer therapeutic relevance and applications in a broad array of brain disorders, including certain psychiatric, neurodegenerative and neurodevelopmental conditions, and other brain traumas.
Despite the scientific advances mentioned above, the unmet need for people living with seizures, epilepsies, and psychiatric diseases remains significant. Relatively few therapeutics utilizing new mechanisms of action (“MoAs”) have been approved in recent decades, and most patients are not ‘cured’ of these conditions. Therefore, the need and opportunity for medicines that act upon fundamental biological targets that impact neuronal excitatory/inhibitory balance remain substantial.
Our vision and focus
Our vision is to create sustained long-term value by advancing a differentiated pipeline of small molecule medicines intended to culminate in a fully integrated neurotherapeutics company with multiple clinical-stage programs and commercial medicines. We believe the lack of new classes of medicine in neurology and neuropsychiatry represents both an unmet need and a significant opportunity.
Through our research and development (“R&D”) and business development strategies, we have in-licensed and clinically developed potential medicines that may offer first-in-class or best-in-class MoAs. Our programs are intended to act upon fundamental biological targets associated with neuronal hyperexcitability in a mechanistically precise fashion. It is our intent to eventually market a franchise of unique medicines that mitigate patient symptoms, such as seizures and psychoses, that stem from hyper-excited neurons. Over time, our efforts have resulted in five clinical-stage drug development programs, including two programs that advanced to late-stage trials. Our current clinical programs are indicated for the potential treatment of drug-resistant focal onset seizures (“FOS”), developmental and epileptic encephalopathies (“DEEs”), including tuberous sclerosis complex (“TSC”) seizures and infantile spasms (“IS”), psychosis associated with Parkinson’s disease and Lewy body dementia (“LBD”), and schizophrenia. Several preclinical programs are also anticipated to be advanced for other forms of psychosis and mood disorders.
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

Our near-term strategy is focused on clinical advancement of potential small molecule medicines to treat specific epilepsies and psychoses that are manifestations of neuronal excitatory/inhibitory imbalance. This cohesive scientific focus, reinforced by our deep professional experience and pipeline of differentiated assets, gives us confidence that we can succeed in our mission.
Additionally, we seek to create stockholder value by establishing multiple sources of potential revenue via clinical and commercial milestones from our pipeline, strategic collaborations and partnerships.
Unmet need and opportunity
While seizures and forms of psychosis are some of the earliest maladies documented by humanity, they remain common, and often intractable, medical conditions.
The global epilepsy and psychosis market opportunities reflect massive medical need and economic potential. Epilepsy and antipsychotic pharmacologic therapies respectively represent approximately $8 billion and $22 billion markets globally and are expected to grow. Reinforcing the scale of the commercial opportunity is the number and size of recent acquisitions of epilepsy and psychiatric medicines companies, which have been acquired for values ranging from $2.6 billion to $14.6 billion. Moreover, the regulatory environment appears increasingly amenable to new approaches in epilepsy and psychiatric conditions. For example, the U.S. Food and Drug Administration (“FDA”) has encouraged developers to seek “basket labels” for single therapeutic agents that cover more than one underlying disease, such as DEE. For the first time in 50 years, a therapeutic with a novel MoA was approved in schizophrenia in 2024.
The unmet need of people affected by seizures and psychosis is substantial. Today, managing patient symptoms commonly requires chronic drug therapy, which is not curative, and may not treat the whole disease.
Unmet need in epilepsy
Approximately 50 million people globally live with epilepsy, including an estimated three million adults and half a million children in the United States.
While modern drug discovery efforts have produced more than 30 anti-seizure medications (“ASMs”) over the last 100 years, a substantial number of epilepsy patients continue to experience breakthrough seizures that can cause enduring damage to the brain. Individuals who suffer from rare epilepsies may experience persistent refractory, or drug-resistant, seizures with rates ranging from 50% to 90%. The seizures they suffer can have a devastating impact both upon patients and their families, by triggering permanent motor, cognitive and developmental delays. Some patients with DEEs experience even greater rates of refractory seizures.
With an estimated 70% of epilepsy diagnoses occurring in people younger than 20 years of age, the need to treat seizures early and effectively is critical to mitigate worsening and permanent later-life disabilities. In the search for seizure control, approximately half of patients take a polypharmacy regimen of five or more ASMs, requiring careful management of drug side effects and interactions. The large population of patients requiring multiple drug therapies to control seizures, as well as persistent rates of breakthrough seizures, signal the urgent need for effective new medicines. For these patients, MoAs that demonstrate improved efficacy, safety and tolerability profiles are optimal, as they may be more easily incorporated into existing treatment regimens.
Unmet need in psychosis and mood disorders
Current standards of care in psychosis rely largely on modulation of dopaminergic and serotonergic pathways. While these approaches provide benefit for some patients, they often fail to adequately control symptoms and carry tolerability burdens. We believe potassium-chloride cotransporter 2 (“KCC2”) modulation represents a differentiated, upstream mechanism designed to restore physiologic inhibitory tone and reestablish network stability, with the potential to improve both efficacy and safety outcomes.
While Ovid’s KCC2 direct activator portfolio has potential applications across a range of psychoses and mood disorders, the focus for our first oral program is psychosis associated with Parkinson’s disease and LBD. These populations share a common pathological link, which is intraneuronal accumulation of alpha-synuclein, which leads to neurodegeneration.
Today, there are more than 4.3 million people globally living with psychosis associated with Parkinson’s disease and LBD. In the United States LBD is the second most common dementia (psychoses affect 80% of the LBD population), affecting 1.5 million Americans, and psychosis associated with Parkinson’s disease impacts approximately another one million Americans. These progressive syndromes are characterized clinically by movement disorders, cognitive impairment, sleep dysregulation and autonomic instability. Changes in perception are common, manifesting in visual illusions, misperceptions of visual stimuli, and hallucinations, which can impact health and quality of life.
These conditions lead to high morbidity, mortality and healthcare costs. Psychosis in these populations is also a high risk factor for hospitalization and nursing home placement. Atypical antipsychotics are contraindicated for psychosis associated with Parkinson’s disease and LBD as they may worsen motor features, their anti-dopaminergic pharmacology is untenable in Parkinson’s disease, and many carry a black box warning for mortality.
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
We are specifically cultivating a pipeline of potential first-in-class or potential best-in-class MoAs to treat the underlying causes of neuronal imbalance which can lead to manifestations such as seizures, psychosis, schizophrenia, and mood disorders. Collectively, our differentiated pipeline has produced multiple potential value-creating drug programs. Several of these therapeutic development programs — OV329, OV4071 and other KCC2 activators — aim to affect signaling and enzymatic pathways that modulate hyperexcitability of neurons.
Through our scientific expertise and strategic business development, we have performed translational research and in-licensed compounds to build a robust development pipeline of potential medicines, including:
•OV329, a highly potent next-generation GABA-aminotransferase inhibitor (“GABA-AT”). OV329 is intended to deliver preferable seizure reduction, safety profile and dosing relative to prior medicines in the class, which have known safety challenges. OV329 is an oral therapy intended to optimally regulate GABA, the inhibitory neurotransmitter. We announced the results of the OV329 Phase 1 study which evaluated safety, tolerability, and pharmacokinetics (“PK”), as well as biomarkers that offer insight into target engagement, pharmacodynamic (“PD”), and clinical effects. OV329 demonstrated a favorable safety profile in healthy subjects and was well-tolerated with no serious adverse events (“SAEs”) reported. Biomarker data suggest encouraging directional signs of target engagement and clinical effects as measured by magnetic resonance spectrometry (“MRS”) and transcranial magnetic stimulation (“TMS”). These indicate signs of increased GABAergic activity consistent with the intended mechanism of action by inhibiting GABA-AT.
◦New data from an additional OV329 Phase 1 cohort shows continued differentiated safety and tolerability profile:
▪7 mg SAD and MAD cohort (n=11) shows all adverse events reported as unrelated, mild and transient, no SAEs and continued clean ocular safety profile, with a predictable PK effect
▪Regulatory discussions underway in support of planned Phase 2 patient studies
◦Launching additive studies to expand OV329 into TSC and IS, areas where GABA-AT inhibition has been shown as a validated mechanism and OV329 potentially offers a differentiated safety profile in comparison to current standard of care, enabling earlier and longer use
•In TSC, POC safety and signal-finding study to initiate as early as Q4 2026
•In IS, infant formulation and enabling studies are ongoing
•Studies are going to be run in parallel to FOS program
•KCC2 library, a portfolio of potential first-in-class direct activators of potassium-chloride cotransporter 2. KCC2 is a fundamental biological target, solely expressed in the CNS, that enables synaptic inhibition. KCC2 dysregulation has been implicated in a broad range of neuropathologies. We are actively advancing multiple unique drug development programs that emerged from our KCC2 direct activator library containing more than 100 molecules. We were the first to report data in humans from a KCC2 direct activator from our intravenous (IV) program, OV350, a first-in-human KCC2 direct activator. Results of the Phase 1 first-in-human study of OV350 showed no treatment-related laboratory findings, no safety findings, and no treatment-related SAEs. The PK were as predicted, and will inform dosing strategies for future KCC2 development programs. These data support development of the Company’s oral direct activator programs, which are the focus of future development efforts. The KCC2 direct activator pipeline includes OV4071 and other undisclosed molecules. Each program has potential distinct therapeutic and potency characteristics as demonstrated in varying phenotypic screens and animal disease models, reflecting multiple therapeutic opportunities and optionality for co-development. The portfolio is being evaluated for a range of therapeutic indications that have symptoms associated with psychoses and mood disorders.
•OV4071, a first-in-human oral KCC2 direct activator approved for clinical trial initiation. OV4071 is the most advanced program in the KCC2 library. We intend to initiate a Phase 1 clinical study in the second quarter of 2026 following receipt of Human Research Ethics Committee (HREC) approval and acknowledgement of our Clinical Trial Notification (CTN) from the Therapeutic Goods Administration (TGA). The Phase 1 clinical trial will study multiple dose levels in an ascending single and multiple dose trial.
◦As part of the OV4071 clinical development plan, Ovid intends to conduct a ketamine challenge study in mid-2026 to further characterize potential PD effects and establish proof-of-mechanism.
•Collectively, these development programs and other KCC2 direct activators in preclinical studies are expected to generate a range of value-creating milestones for investors in the near- and mid-term.
R&D strategy: Differentiated MoAs to precisely target the causes of neuronal hyperexcitability
Our R&D strategy is dedicated to designing medicines that can ameliorate excessive neuronal excitation and return neurons to a state of homeostasis, or electrophysiological “balance.” Many factors can contribute to neuronal hyperexcitability, including those that are intrinsic or extrinsic to the cell. Extrinsic factors can include an imbalance or dysfunction of neurotransmitters, traumas, and infections. Other factors are intrinsic to the neuron (e.g., genetic conditions or the disruption of neuronal metabolism). Whatever its origin, electrophysiological imbalance and resultant neuronal hyperexcitability manifests in a range of debilitating symptoms, including seizures and psychiatric symptoms such as psychosis, behavioral, mood disorders and more. Such symptoms are prevalent across a range of diagnoses, including: epilepsies, neurodegenerative diseases and neurodevelopmental disorders. Therefore, drugging targets that lead to excessive neuronal excitation may have widespread therapeutic utility.
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
•Target validation and indication selection. Our therapeutic development programs focus on precise MoAs for biological targets that are confirmed to be relevant in excessive neuronal excitation with established relevance to hyperexcitability through in vitro and in vivo animal models. Prior to advancing our drug candidates from nonclinical evaluation into clinical trials, we apply a systematic approach to de-risk molecules using emerging tools, phenotypic screens and animal disease biology models. Additionally, we prioritize targets that are either uniquely (1) expressed in the CNS, such as KCC2 cotransporters, or are (2) over-expressed in a pathological state, such as GABA-AT.
•Prioritization of the total drug profile. We strive to develop drug candidates that deliver therapeutic efficacy while maintaining safe and well-tolerated side effect profiles. Our preclinical and toxicology work seeks to screen for and respectively avert drug or dose dependent effects, such as sedation or drug-drug interactions, that could impact patient tolerability.
Business development strategy: Pipeline built through disciplined business development and enhanced with academic collaborations
Ovid has primarily built our pipeline through strategic business development. We identify molecules with untapped potential value and seek to in-license or enter into collaborative agreements to secure such assets and advance clinical development. This strategy directs our efforts where we excel in creating value and shaping translational and clinical stage development. An integral part of our process is establishing collaborations with academic research centers to support translational expertise for our programs.
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
We continue to enhance and expand our pipeline via two complementary strategies: (1) internal R&D efforts in collaboration with external leaders in the field and academic collaborators; and (2) business development activities to partner with collaborators that have promising programs or assets in our chosen therapeutic areas.
Clinical development approach
We take a scientifically driven and evidence-based approach to translation and clinical development of our programs. We are building our portfolio based on the existence of known biological rationales that are associated with targets, and which can be evaluated using validated biomarkers and clear endpoints that are meaningful to patients, clinicians and regulators. Our early clinical development efforts focus on time- and cost-efficient trials that address key questions critical to de-risking future development.
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
•Sentinel indications. Our drug development approach generally pursues rare, resistant conditions as initial “sentinel” indications. Pursuing rare, resistant conditions can enable us to demonstrate rapid proof-of-concept (“POC”) for our compounds while potentially exploring efficient regulatory pathways and incentives. Case studies of the life cycle management for prior ASMs suggest that demonstration of refractory seizure reduction is often indicative of therapeutic effect in more common and tractable seizure types. Similarly, many ASMs were later proven to have clinical efficacy in other neurological conditions.
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
•Meaningful endpoints and scales. We focus on clear, observable endpoints that are meaningful to patients, caregivers, clinicians and regulators. Our clinical development experts have extensive experience identifying and using validated scales and designing scales to measure symptoms that are common among seizure and psychiatric disorders, such as cognitive declines, movement deficiencies, hallucinations and behavioral manifestations. These skills support our ability to develop medicines that may provide clinical benefit across multiple aspects of patient health.
•Motivated and accessible patient populations. We seek to develop medicines for disorders with motivated and accessible patient populations. Patients and caregivers affected by intractable brain disorders have increasing access to diagnostics and genetic testing. Additionally, many are social media users, through which they learn new insights about their conditions and share relevant information and experiences. We conduct patient community outreach and activities to inform our clinical design, educate patients about trial opportunities and support efficient study enrollment.
Fit-for-purpose infrastructure
We have built a highly specialized, efficient, and focused infrastructure that supports our chosen areas of neurotherapeutics development. This infrastructure spans the critical domains of R&D and market access strategy. The scale and design of the organization reflects the needs of our pipeline programs and our status as a publicly-traded company.
We have recruited a team of 23 professionals, many with deep subject matter expertise in seizures and neurological conditions. This includes physicians, academic scientists, and commercial and biopharmaceutical industry leaders. We have three individuals with MD degrees and eight professionals with PhD degrees specializing in the sciences.

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
Ovid pipeline
Our efforts have already brought drug candidates from POC into late-stage patient clinical trials. Today, we are one of the few companies that has researched and developed three distinct MoAs to target seizures and we believe we are the only company that holds a portfolio of direct activators of KCC2. We believe this pipeline of potential first-in-class or best-in-class mechanisms differentiates us and provides the foundation for a productive franchise of small molecule neurotherapeutics for epilepsies, psychoses, schizophrenia and mood disorders.
The following table (Figure 1) sets forth our drug candidate programs and their development status, respective MoAs, and anticipated near-term milestones.
Figure 1. Ovid Therapeutics Pipeline
OV329 - A next-generation GABA-AT inhibitor
OV329 is a clinical-stage, next-generation GABA-AT inhibitor that we are developing for the treatment of adult and pediatric DREs. OV329 represents a potential best-in-class GABA-AT inhibitor and was designed to supplant vigabatrin (“VGB”), which is an approved therapeutic globally for the treatment of infantile spasms. VGB was a first-generation medicine that demonstrated substantial seizure reduction; however, its clinical and commercial use was limited by lack of a therapeutic window. Specifically, VGB was proven to generate deleterious and irreversible ocular effects in some patients, including retinal degradation and irreversible vision loss that led to significant post-market restrictions and monitoring.
We believe OV329 to be an improved GABA-AT inhibitor with a different chemical structure, potency, binding, PK and PD profile as compared to VGB. OV329 has been shown to deliver increased potency and efficacy in the target binding site. In preclinical research it was demonstrated to be 100-fold more potent than VGB. An oral formulation of OV329 was assessed in a Phase 1 study with multiple biomarkers to measure clinical effect and target engagement, in addition to evaluating safety, tolerability and PK. Following the successful completion of the initial cohorts, we are conducting additional higher dose cohorts of OV329 evaluating safety, tolerability and PK. We believe that OV329 has the potential to be a therapeutic option for adult DREs, including FOS, and DEEs, including TSC and IS. The data from the Phase 1 study support advancing OV329 into a Phase 2 trial.
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
OV329 profile
Based upon preclinical data supporting OV329, we believe it has the potential to provide (in comparison to VGB) greater seizure reduction efficacy, improved tolerability and safety profiles without sedation, and lower dosing in comparison to existing therapeutics.
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
To date, OV329 has been well tolerated in humans in our Phase 1 study. There have been no treatment-related serious adverse events reported, and only mild and transient treatment-related adverse events reported, such as headache. Additionally, to characterize OV329’s potential safety profile relative to VGB, our preclinical efforts sought to extensively study safety and tolerability, including any potential ocular changes.
We have demonstrated that the tissue clearance of OV329 is rapid, which when coupled with its potency and irreversible binding, leads us to believe that the accumulation in the back of the eye does not occur as it does with VGB, which has a longer half-life.
We presented results at the American Epilepsy Society meeting of a head-to-head animal study evaluating whether OV329 could be found to accumulate in mouse retinas and brains, as has been previously shown to occur with VGB. The preferential accumulation of VGB in the eye is thought to be a contributing factor in VGB’s ocular toxicity. The findings (summarized in Figure 3 below), were that OV329 cleared and remained undetectable in the retinas, eyes, and brains of mice after 48 hours of continuous exposure via a sub-cutaneous osmotic pump, suggesting a lack of accumulation. In contrast, ocular accumulation of VGB was confirmed within this period. These results replicate previously published findings that indicate VGB preferentially and rapidly accumulates within mouse tissue and plasma, including retina, visual cortex, and brain at sub-therapeutic doses (70 mg/kg). In contrast, a therapeutic dose of OV329 in animals (5 mg/kg) did not show signs of ocular accumulation in the same study design.

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

Figure 4. No ocular changes seen in rodents treated with expected therapeutic dose of OV329 (3 mg/kg)
Human studies and biomarker strategy
We announced topline results of our Phase 1 trial of OV329 in the third quarter of 2025 and presented these data at the 2025 American Epilepsy Society Meeting. The Phase 1 trial evaluated PK profile, safety, tolerability and target engagement associated with escalating doses of OV329 in healthy volunteers. Two surrogate biomarkers, TMS and MRS, were included as exploratory biomarkers in the study to measure a corollary for clinical biological effect and target engagement. Biomarker data suggest encouraging directional signs of target engagement and clinical effects as measured by the utilized biomarkers. These findings indicate signs of increased GABAergic activity consistent with the intended mechanism of action by inhibiting GABA-aminotransferase. Previous studies have reported that MRS measurement of GABA concentration levels increase following treatment with GABA-AT inhibitors, which has been shown to correlate with seizure reduction efficacy in existing GABA-AT inhibitor programs. These metrics coupled with safety, data and pharmacokinetic data may inform mid- to late-stage development of the program. OV329 will be further studied for the potential treatment of DREs, including FOS.
We announced that we will be pursuing additional POC studies in TSC and IS, which will be run in parallel to our program in FOS. OV329 has the potential to have differentiated safety profile as compared to current standard of care; enabling earlier and longer use. Our confidence in these programs comes from validated novel MOA, which offers the transformative potential to alter the course of disease. These additional indications open a large opportunity for OV329, as it has a differentiated safety and tolerability profile, along with robust target engagement and potential flexibility of use with no anticipated titration and no drug-drug interactions. Preclinical data support OV329’s potential efficacy with compelling anti-convulsant effects in a mouse model of infantile spasm, and in animal models of focal seizures. Importantly, we have a robust body of clinical and preclinical data demonstrating that OV329 does not accumulate in the retina, greatly improving upon the ophthalmic risk associated with VGB.

OV329 Development Timelines
With the addition of TSC and IS, we have expanded an additional path to registration, and have also supplemented a catalyst-rich pipeline that potentially unlocks the full value of OV329.
KCC2 direct activator portfolio
In late 2021, we in-licensed a portfolio of more than 100 molecules from AstraZeneca AB (“AstraZeneca”), which are direct activators of KCC2. Since that time, we have extensively characterized the library for bioavailability, formulation amenability and therapeutic potential. As a result, we now have three unique programs that we intend to successively progress into human clinical studies. These include OV4071 and other undisclosed programs. Based upon our phenotype screens, disease model studies, and published evidence, we believe this portfolio offers broad therapeutic potential in a range of brain disorders and symptoms including psychosis, schizophrenia, other behavior and mood disorders, and seizures. This may include neurodegenerative and neurodevelopmental diseases that exhibit the above mentioned symptoms. Given the broad therapeutic relevance of KCC2 in many brain disorders, it is our desire to unlock the full value of KCC2 for stockholders and patients.
KCC2: A fundamental target in the CNS
KCC2 is a fundamental biological target expressed exclusively in the CNS and is central to maintaining synaptic inhibition. Hundreds of publications link KCC2 dysregulation directly or indirectly to various medical conditions and symptoms associated with excessive neuronal excitation. KCC2 is an ion cotransporter that regulates chloride extrusion in neurons. A functioning chloride gradient is essential to GABA being inhibitory in neuronal synapses. By directly activating KCC2, our development programs seek to restore GABAergic inhibition and bring hyper-excited neurons into homeostasis.
We believe that our KCC2 portfolio represents the only small molecule library within the broad biopharmaceutical industry that directly activates this unique ion cotransporter. Other companies have attempted to activate KCC2; to our knowledge, no others have been successful. However, some may potentiate the cotransporter, which will likely have different clinical effects.
KCC2 direct activator library
Our KCC2 direct activator portfolio includes two programs in active characterization and development, which we believe are suitable for pharmaceutical development. We have characterized and translated multiple candidates from the KCC2 portfolio for development in epilepsy as well as other possible neurological conditions associated with psychiatric, neurodegeneration and neurodevelopmental disorders. Phenotypic screens and confirmatory animal disease models suggest that our programs, including: OV4071 and other undisclosed molecules, have potential therapeutic properties associated with antipsychotic, anxiolytic and anticonvulsant response. We have also determined that the unique molecules in the library are amenable to a range of formulations, including intravenous, oral and intramuscular injections.
Over the next three years, we anticipate filing regulatory submissions for human trials annually for successive programs emerging from our KCC2 portfolio. As noted above, these programs represent opportunities for in-house development, co-development or out-licensing. The library of early-stage small molecules that target KCC2, including OV4071, are included in a pending composition-of-matter application that was filed globally and, if issued, will expire in 2041 excluding any potential regulatory extensions.
OV4071
In 2025, we completed first-in-human studies of OV350 IV, for which topline data results were announced in the fourth quarter. The data demonstrate a favorable safety profile, no treatment-related SAEs, and indicate central activity and spectral power consistent with expected physiological effects of KCC2 modulation aligned with potential drug exposure in the brain. In 2025, we elected to prioritize and direct our capital resources to accelerate chronic (oral) formulations of our oral direct activator programs, including OV4071. Accordingly, we do not intend to advance OV350 further in the clinic. We believe the results from OV350 support the advancement of our portfolio of KCC2 direct activators, including OV4071. We intend to initiate a Phase 1 clinical study of OV4071 in the second quarter of 2026 following receipt of HREC approval and acknowledgment of our CTN from the TGA. The Phase 1 clinical trial will study multiple dose levels in as ascending single and multiple dose trial.
As noted above, these conditions have deep unmet patient need and are underserved by the current standard of care. Furthermore, in vivo POC studies have established that restoring KCC2 activity reduced psychotic behaviors in animals (see Figure 5 below). Preclinical mechanistic studies have also demonstrated that OV4071 was well-tolerated and did not induce sedation.
Figure 5. OV350 demonstrates antipsychotic effects in schizophrenia model

License and Collaboration Agreements
Research Collaboration and Equity Investment in Gensaic (2022)
Under the terms of an equity agreement, we invested a total of $5.1 million in exchange for convertible preferred stock in Gensaic, Inc. (“Gensaic”). Dr. Jeremy M. Levin, our Executive Chairman, is a director of Gensaic. We also entered into a collaboration agreement with Gensaic (the “Gensaic Collaboration Agreement”) to potentially develop up to three genetic medicines for neurological indications of interest to us, harnessing Gensaic’s proprietary tissue-selective intracellular delivery platform. Gensaic retains full rights to its platform technology. We will have commercial rights to license and develop any resulting therapies and delivery technologies that emerge from this collaboration subject to agreed-upon terms. We also retained rights to invest in future equity financing rounds. In January 2026, the Gensaic Collaboration Agreement was amended to allow for identification of a new research project target in order to utilize the remaining prepaid funds from the original agreement, with additional immaterial provisions to the agreed-upon terms.

Royalties Associated with Marinus Out-License Agreement (2022)
In March 2022, we entered into an exclusive patent license agreement with Marinus Pharmaceuticals, Inc. (“Marinus”) (“Marinus License Agreement”). Under the Marinus License Agreement, we granted Marinus an exclusive, non-transferable (except as expressly provided therein), royalty-bearing right and license under certain Ovid patents relating to ganaxolone to develop, make, have made, commercialize, promote, distribute, sell, offer for sale and import licensed products in the territory (which consists of the United States, the European Economic Area, United Kingdom and Switzerland) for the treatment of CDKL5 deficiency disorder. Following the date of regulatory approval by the FDA of the first licensed product in the territory, which was received on March 18, 2022, Marinus issued, at the Company’s option, 123,255 shares of Marinus common stock, par value $0.001 per share. The Marinus License Agreement also provided for payment of royalties from Marinus to us in single digits on net sales of each such licensed product sold. In January 2025, Marinus was acquired by Immedica Pharma, S.A. (“Immedica”). In June 2025, we entered into an amendment to the Marinus License Agreement and received $7.0 million in cash to replace ongoing royalty payment obligations on sales of ganaxolone, as well as the right to add additional patents to the licensed portfolio within the following six months. In December 2025, the right to add additional patents to the licensed portfolio lapsed without any additions.
Exclusive In-Licensing Agreement with AstraZeneca (2021)
In December 2021, we entered into an exclusive license agreement (“AstraZeneca Exclusive License Agreement”) with AstraZeneca. Under the terms of the AstraZeneca Exclusive License Agreement, we have obtained worldwide rights to a portfolio of early-stage, small molecule compounds targeting the KCC2 transporter, including our lead compound, OV4071. In exchange for an upfront payment of $5.0 million in cash and $7.3 million in shares of our common stock to AstraZeneca, we are responsible for using commercially reasonable efforts to carry out all future development and commercialization of KCC2 transporter activators in epilepsies and potentially other neuropathic conditions. We are obligated to pay AstraZeneca potential clinical development milestones of up to $8.0 million, regulatory milestones of up to $45.0 million and total commercial milestones of up to $150.0 million, as well as tiered royalty payments ranging from the single digits up to ten percent on net sales. At the time of proof of clinical efficacy, AstraZeneca will have the right of first negotiation to opt in to co-develop and co-commercialize KCC2 transporter activators with Ovid. The license option will continue until the expiration of all relevant royalty terms.
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
Sales and Marketing
Given our stage of development, we have not yet established commercial and distribution infrastructures. However, we do have internal market access and commercial capabilities that inform our pipeline strategy and execution. As our pipeline assets advance in the clinic, we intend to build focused capabilities to commercialize our programs. In markets for which commercialization may be less capital efficient for us, we may selectively pursue strategic collaborations with third parties in order to maximize the commercial potential of our drug candidates.
Manufacturing and Supply
We currently outsource all manufacturing, and intend to continue utilizing collaborators and contract manufacturers for the foreseeable future. However, members of our management have broad experience in manufacturing, which we believe may provide a competitive advantage.
Competition
The fields of epilepsy, including FOS and DEEs such as TSC and IS, and psychiatric medicines are highly fragmented. There is no one direct competitor, though there are others in the field of epilepsy who market to similar indications as we may explore. Those include: UCB, Jazz Pharmaceuticals plc, SK Biopharmaceuticals Inc., Harmony Biosciences, and Xenon Pharmaceuticals, Inc. These are our most direct competitors with respect to OV329. Our KCC2 programs are potentially intended for the treatment of psychosis associated with Parkinson’s disease and LBD, schizophrenia, and mood disorders. The only existing medicine indicated for psychosis associated with Parkinson’s disease and LBD is marketed by Acadia Pharmaceuticals Inc. We are aware of one other company seeking to develop KCC2 potentiators, which is Axonis Therapeutics, Inc.
Drug development is highly competitive and subject to rapid and significant technological advancements. Our ability to compete will significantly depend upon our ability to complete necessary clinical trials and regulatory approval processes, and effectively market any drug that we may successfully develop. Our current and potential future competitors include pharmaceutical and biotechnology companies, academic institutions and government agencies. The primary competitive factors that will affect the commercial success of any drug candidate for which we may receive marketing approval include efficacy, safety and tolerability profile, dosing convenience, price, coverage and reimbursement. Many of our existing or potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of drug candidates, as well as in obtaining regulatory approvals of those drug candidates in the United States and in other regions.
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
Intellectual Property
Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our current and future drug candidates, novel discoveries, product development technologies and know-how, to operate without infringing on the proprietary rights of others, and to prevent others from infringing upon our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing or in-licensing U.S. and foreign patents and patent applications related to technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trademarks, trade secrets, copyright protection, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position.
While we seek broad coverage under our existing patent applications, there is always a risk that an alteration to the product or process may provide sufficient basis for a competitor to avoid infringement claims. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued and courts can reinterpret patent scope after issuance. Moreover, many jurisdictions, including the United States, permit third parties to challenge issued patents in administrative proceedings, which may result in further narrowing or even cancellation of patent claims. We cannot provide assurance that any patents will be issued from our pending or future applications or that any potentially issued patents will adequately protect our intellectual property.
We exclusively licensed a portfolio of issued U.S. and international patents from Lundbeck directed to polymorphic forms of OV101 and their preparation and methods of manufacturing OV101. We have also filed, and own, multiple patent families directed to methods of treatment and formulations with OV101. Subsequently, we have licensed much of this portfolio to Healx Ltd, and are not further developing OV101.
OV329 was in-licensed from Northwestern. OV329’s composition of matter patent expires in 2036, excluding regulatory extensions. We have also filed, and own, multiple patent families involving the synthesis of OV329 and methods of treatment with OV329.
A library of early-stage small molecules that target KCC2 was in-licensed from AstraZeneca. The molecules are included in a pending composition-of-matter application that was filed globally and, if issued, will expire in 2041, excluding any potential regulatory extensions. We have also filed, and own, multiple patent families directed to methods of treatment with KCC2 direct activation.
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
Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, or our drugs or processes, obtain licenses or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future drugs may have an adverse impact on us. Since patent applications in the United States and certain other jurisdictions are maintained in secrecy for 18 months or potentially longer, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of inventions covered by pending patent applications. Moreover, we may have to participate in Interference, Derivation, Ex Parte Reexamination, Post-Grant Review, Inter Partes Review or Opposition proceedings, brought by third parties or declared by the USPTO.
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

U.S. Government Regulation
In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending New Drug Applications (“NDAs”), withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.
The process required by the FDA before a drug product may be marketed in the United States generally involves the following:
•completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s Good Laboratory Practice (“GLP”) regulations;
•submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•approval by an independent institutional review board (“IRB”) at each clinical site before each trial may be initiated;
•performance of adequate and well-controlled human clinical trials in accordance with current Good Clinical Practice (“cGCP”) requirements to establish the safety and efficacy of the proposed drug product for each indication;
•submission to the FDA of an NDA;
•satisfactory completion of an FDA advisory committee review, if applicable;
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current Good Manufacturing Practice (“cGMP”), requirements and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity, and;
•FDA review and approval of the NDA.
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
Clinical Trials
Clinical trials involve the administration of the investigational new drug to human patients under the supervision of qualified investigators in accordance with cGCP requirements, which include the requirement that all research patients provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health (“NIH”) for public dissemination on their website www.clinicaltrials.gov.
Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:
•Phase 1 clinical trial: The drug is initially introduced into healthy human volunteers, or patients without the targeted disease or condition, and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness.

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
In addition, under the Pediatric Research Equity Act of 2003, as amended and reauthorized, certain research must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements.
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
Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical trial sites to assure compliance with cGCP requirements.
After evaluating the application and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a complete response letter. A complete response letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical or preclinical testing in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.
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
Orphan Drug Act
Under the Orphan Drug Act of 1983, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for this type of disease or condition will be recovered from sales in the United States for that drug. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the name of the sponsor, identity of the drug and its potential orphan use are disclosed publicly by the FDA. The orphan drug designation does not shorten the duration of the regulatory review or approval process, but does provide certain advantages, such as a waiver of PDUFA fees, enhanced access to FDA staff and potential waiver of pediatric research requirements.
If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full NDA, or an abbreviated NDA (“ANDA”), to market a drug with the same active moiety for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the application user fee. A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.
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
Coverage and Reimbursement
Sales of our drug candidates, if approved, will depend, in part, on the extent to which such products will be covered by third-party payors, such as government health care programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly limiting coverage or reducing reimbursements for medical products and services. In addition, the U.S. government, state legislatures, and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. For example, the United States Department of Health and Human Services (“HHS”) imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. In addition, HHS has been empowered to negotiate the price of certain single-source drugs that have been on the market for at least seven years and single-source biologics that have been on the market for at least 11 years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to 20 products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize any product candidates for which we receive approval, which could have an adverse effect on our operating results and our overall financial condition. Third-party payors decide which therapies they will pay for and establish reimbursement levels. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. Further, no uniform policy for coverage and reimbursement exists in the United States. Therefore, decisions regarding the extent of coverage and amount of reimbursement to be provided for any drug candidates that we develop will be made on a payor-by-payor basis. Each payor determines whether or not it will provide coverage for a therapy, what amount it will pay the manufacturer for the therapy, and on what tier of its formulary it will be placed. The position on a payor’s list of covered drugs, or formulary, generally determines the copayment that a patient will need to make to obtain the therapy and can strongly influence the adoption of such therapy by patients and physicians. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and financial results. Decreases in third-party reimbursement for our drug candidates or a decision by a third-party payor to not cover our drug candidates could reduce physician usage of our drug candidates, once approved, and have a material adverse effect on our sales, results of operations and financial condition. Coverage policies and third-party payor reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future.
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

The U.S. laws that may affect our ability to operate, among others, include: the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), which created federal criminal statutes that prohibit, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors and knowing and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services, and governs the conduct of “covered entities,” including certain healthcare providers, health plans and healthcare clearinghouses, as well as their respective “business associates,” including their covered subcontractors, that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to certain electronic healthcare transactions and protecting the security and privacy of protected health information; certain state laws governing the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; the federal Anti-Kickback Statute, which prohibits, among other things, individuals or entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs; federal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payors that are false or fraudulent; federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters; the Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to HHS information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members.
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
For example, implementation of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively the Affordable Care Act (“PPACA”), has substantially changed healthcare financing and delivery. Since its enactment there have been executive, judicial and congressional challenges to certain aspects of the PPACA. For example, on July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which narrowed access to PPACA marketplace exchange enrollment and declined to extend the PPACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired PPACA subsidies. In the United States, we expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.
The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, the United States Centers for Medicare & Medicaid Services (“CMS”) and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform, U.S. patients in the United States and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again (“MAHA”) Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager (“PBM”) payment methodologies, among other things. These actions and policies may significantly reduce drug prices in the United States, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, in Loper Bright Enterprises v. Raimondo, the United States Supreme Court greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.
These and other reform initiatives may, among other things, result in modifications to the aforementioned laws and/or the implementation of new laws affecting the healthcare industry.
Human Capital Management
As of December 31, 2025, we had 23 full-time employees, the majority of whom were primarily engaged in research and development activities, including three individuals with MD degrees and eight professionals with PhD degrees specializing in the sciences. Many of these professionals have extensive epilepsy and neurology experience. In total, within our management team, we have colleagues who worked to shape the development or commercialization of a number of important marketed neurology drugs and ASMs, including: Zolgensma, Ztalmy, Fintepla, Brineura, Gilenya, Tysabri and Tecfidera.
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
We maintain equity incentive plans that are designed to attract, retain and motivate selected employees, consultants and directors through the granting of equity-based compensation awards and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.
In addition, our governance is overseen by an independent board of directors who provide and complement our expertise to execute the strategy and performance of our company. Among our board of directors, five out of seven members are independent. Collectively, our board of directors provides insight and expertise in areas of importance to the performance and growth of our enterprise, including experience as: senior operators of public companies; financial, transactional and oversight experience at public companies; proven biopharmaceutical experience; research and regulatory acumen in drug development; and corporate governance.
Facilities
We lease the space for our principal executive offices, located in Hudson Yards, New York City. In 2022, we formally instituted hybrid work policies. Our office facilities have received LEED Platinum certification.

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
We file electronically with the Securities and Exchange Commission (“SEC”) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make these filings available on our website (www.ovidrx.com) under “Investors,” free of charge, copies of these reports as soon as reasonably practicable after filing or furnishing these reports with the SEC.
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
•     We rely on third parties to conduct, supervise and monitor our preclinical studies and clinical trials, and if those third parties perform in an unsatisfactory manner, it may harm our business.
•     We may need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.
•     We are subject to numerous and varying privacy and security laws, and our failure to comply could result in penalties and reputational damage.
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
Our operations have consumed substantial amounts of cash since our inception. As of December 31, 2025, our cash, cash equivalents and marketable securities were $90.4 million and we had an accumulated deficit of $321.7 million. We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our operating and capital expenditure requirements through at least 12 months from the issuance of the financial statements contained in this Annual Report on Form 10-K. However, our operating plans may change because of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.
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
There have been and may continue to be significant disruptions to the global financial markets and general global economic slowdown due to macroeconomic and geopolitical factors. If disruptions and slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our financial condition and our ability to pursue our business strategy. If we are unable to raise additional capital when needed, we will be required to delay, limit, reduce or terminate our drug development or future commercialization efforts, or grant rights to develop and market drug candidates that we would otherwise develop and market ourselves. If we are unable to obtain adequate financing when needed, we will be required to implement cost reduction measures, such as reducing operating expenses, or otherwise be required to delay, reduce the scope of or suspend one or more of our preclinical studies, clinical trials, research and development programs or commercialization efforts, or terminate our operations.
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
We have historically incurred significant operating losses. Our net loss was $17.4 million for the year ended December 31, 2025, and we had an accumulated deficit of $321.7 million as of that date. We expect to incur operating losses in the future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our drug candidates, as well as hiring employees and building our infrastructure.
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
The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, fluctuations in inflation and interest rates, and uncertainty about economic stability. For example, during 2022 and 2023, the Federal Reserve raised interest rates multiple times in response to concerns about inflation. Higher interest rates, coupled with reduced government spending, tariffs, and volatility in financial markets may increase economic uncertainty and affect consumer spending. Trade policies and geopolitical disputes and conflicts can result in tariffs, sanctions and other measures that restrict international trade, and may adversely affect our costs of doing business, particularly if these measures occur in regions where our suppliers source components or raw materials. Similarly, geopolitical tensions and wars have created volatility in the global capital markets and are expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Increased inflation may result in increased operating costs (including labor costs) and may affect our operating budgets.
Trade disputes, tariffs, restrictions and other political tensions between the U.S. and other countries may also exacerbate unfavorable macroeconomic conditions, including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns, which may also limit our access to capital, or otherwise negatively impact our business and operations. The U.S. government has enacted, and continues to enact, a series of new tariffs, including a tariff on all imports and additional “reciprocal” tariffs targeting imports from specified countries. Additionally, current or future tariffs may result in increased research and development expenses, including with respect to increased costs associated with APIs, raw materials, laboratory equipment and research materials and components. In addition, such tariffs may increase our supply chain complexity and could also potentially disrupt our existing supply chain. Trade policies, geopolitical disputes and other trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. With the current administration in the U.S., additional and higher tariffs and sanctions may be imposed on goods imported from other countries which could increase the cost of goods needed to commercialize our products and continue development of our product candidates. Further, such actions by the U.S. could result in retaliatory action by those countries which could impact our ability to profitably commercialize our products in those jurisdictions. As a result, our business, operations and financial condition could be materially harmed.
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
The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this Annual Report on Form 10-K.
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
All of our current drug candidates are in early clinical or preclinical development and their risk of failure is high. We must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that each of our drug candidates are safe and effective for its intended indications before we are prepared to submit an NDA for regulatory approval. We cannot predict with any certainty if or when we might submit an NDA for any of our product candidates or whether any such application will be approved by the FDA. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous review and regulatory requirements by numerous government authorities in the United States and in other countries where we intend to test and market our product candidates. For instance, the FDA or similar regulatory authorities in other countries may not agree with our proposed endpoints for any future clinical trial of our product candidates, which may delay the commencement of such clinical trial.

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
•delays in reaching agreement on acceptable terms with prospective contract research organizations (“CROs”) and clinical trial sites;
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
•changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; or
•business interruptions resulting from global geopolitical tensions and wars, or the perception that hostilities may be imminent, terrorism, natural disasters or public health crises.
Further, clinical endpoints for certain diseases we are targeting, including brain disorders with significant unmet need, have not been established, and accordingly, we may have to develop new modalities or modify existing endpoints to measure efficacy, which may increase the time it takes for us to commence or complete clinical trials. In addition, we believe investigators in this area may be inexperienced in conducting trials in this area due to the current lack of drugs to treat these disorders, which may result in increased time and expense to train investigators and open clinical sites.
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
Further, we, the FDA or an IRB may suspend our clinical trials at any time if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, including the FDA’s current Good Clinical Practice (“cGCP”) regulations, that we are exposing participants to unacceptable health risks, or if the FDA finds deficiencies in our IND applications or the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our drug candidates could be negatively impacted, and our ability to generate revenues from our drug candidates may be delayed.
If we are not successful in discovering, developing and commercializing additional drug candidates, our ability to expand our business and achieve our strategic objectives would be impaired.
A key element of our current strategy is to discover, develop and potentially commercialize a portfolio of drug candidates to treat certain brain disorders with significant unmet need. However, our business development activities and research activities may present attractive opportunities outside of our current areas of focus and we may choose to pursue drug candidates in other areas of interest including other disorders that we believe would be in the best interest of the Company and our stockholders. We plan to continuously review our strategies and modify as necessary based on attractive areas of interest and assets that we choose to pursue. We intend to develop our portfolio of drug candidates by in-licensing and entering into collaborations with biopharmaceutical companies or academic institutions for new drug candidates. Identifying new drug candidates requires substantial technical, financial and human resources, whether or not any drug candidates are ultimately identified. Even if we identify drug candidates that initially show promise, we may fail to in-license or acquire these assets and may also fail to successfully develop and commercialize such drug candidates for many reasons, including the following:
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
We focus our research and drug development on treatments for certain brain disorders with significant unmet need. This specifically includes medicines to treat symptoms of excess neuronal excitation such as seizures and psychoses that manifest in specific epilepsies, psychiatric, neurodegenerative and neurodevelopmental conditions. We are developing medicines for rare and broader conditions. Identifying and qualifying patients to participate in our clinical trials is critical to our success. The number of patients suffering from the disorders that we are targeting is small and has not been established with precision. If the actual number of patients with these disorders is smaller than we anticipate, we may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development and approval of our drug candidates. Even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data, the number and nature of competing treatments and ongoing clinical trials of competing therapies for the same indication, the proximity of patients to clinical sites and the eligibility criteria for the trial, any such enrollment issues could cause delays or prevent development and approval of our drug candidates. Because we are focused on addressing rare neurological disorders, there are limited patient pools from which to draw in order to complete our clinical trials in a timely and cost-effective manner. Furthermore, our efforts to build relationships with patient communities may not succeed, which could result in delays in patient enrollment in our clinical trials. In addition, any negative results we may report in clinical trials of our drug candidate may make it difficult or impossible to recruit and retain patients in other clinical trials of that same drug candidate. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our drug candidates, or could render further development impossible.
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
We focus our research and drug development on treatments for certain brain disorders with significant unmet need. This specifically includes medicines to treat symptoms of excess neuronal excitation such as seizures and psychoses that manifest in specific epilepsies, psychiatric, neurodegenerative and neurodevelopmental conditions. We are developing medicines for both rare and broader conditions. As a result of the disorders that we are targeting for drug development, our eligible patient population and pricing estimates may differ significantly from the actual market addressable by our drug candidates. Our projections of both the number of people who have these disorders, as well as the subset of people with these disorders who have the potential to benefit from treatment with our drug candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these disorders. The number of patients may turn out to be lower than expected. Likewise, the potentially addressable patient population for each of our drug candidates may be limited or may not be amenable to treatment with our drug candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business.
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
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geopolitical tensions and wars, or the perception that hostilities may be imminent, terrorism, natural disasters or public health crises.
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
Our business strategy is based on acquiring or in-licensing compounds directed at certain epilepsies, seizure-related disorders, and other brain neurological disorders. As a result, we intend to periodically explore a variety of possible additional strategic collaborations in an effort to gain access to additional drug candidates or resources. At the current time, we cannot predict what form such a strategic collaboration might take. We are likely to face significant competition in seeking appropriate strategic collaborators, and strategic collaborations can be complicated and time consuming to negotiate and document. We may not be able to negotiate strategic collaborations on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any additional strategic collaborations because of the numerous risks and uncertainties associated with establishing them, and we cannot predict the success of any collaborations that we enter into. We may enter into strategic collaborations that we subsequently no longer wish to pursue.
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
A primary trend in the U.S. healthcare industry and elsewhere is cost containment. For example, HHS imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. In addition, HHS has been empowered to negotiate the price of certain single-source drugs that have been on the market for at least seven (7) years and single-source biologics that have been on the market for at least eleven (11) years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our current and any future product candidates that we develop, which could have an adverse effect on our operating results and our overall financial condition. Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. We cannot be sure that coverage and reimbursement will be available for any drug that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Inadequate coverage and reimbursement may impact the demand for, or the price of, any drug for which we obtain marketing approval. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our current and any future drug candidates that we develop. Further, coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future.

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
There have been amendments to and executive, judicial, congressional and executive branch challenges to certain aspects of the PPACA. For example, on July 4, 2025, OBBBA, was signed into law, which narrowed access to PPACA marketplace exchange enrollment and declined to extend the PPACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired PPACA subsidies. In the United States, we expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.
The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the MAHA Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on PBM payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, in Loper Bright Enterprises v. Raimondo, the United States Supreme Court greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.
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
We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or judicial action in the United States or any other applicable jurisdiction. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, we may not achieve or sustain profitability.

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
Disruptions at the FDA and other agencies may slow the time necessary for new product candidates to be reviewed and/or approved, which would adversely affect our business. For example, over the last several years, including in October 2025, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. In addition, the current administration has implemented substantial reductions in force at various government agencies including the FDA, and has implemented layoffs at the FDA, which could significantly reduce the FDA’s capacity to perform its functions in a manner consistent with its past practices and could delay reviews and negatively impact our business.
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
We do not currently have the ability to independently conduct any preclinical studies or clinical trials. We rely on CROs and clinical trial sites to ensure the proper and timely conduct of our preclinical studies and clinical trials, and we expect to have limited influence over their actual performance. We rely upon CROs to monitor and manage data for our clinical programs, as well as the execution of future preclinical studies. We are able to control only certain aspects of our CROs’ activities. Nevertheless, we are responsible for ensuring that each of our preclinical studies or clinical trials are conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities.
We and our CROs are required to comply with GLPs and cGCPs, which are regulations and guidelines enforced by the FDA and are also required by the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities in the form of International Council for Harmonization guidelines for any of our drug candidates that are in preclinical and clinical development. The regulatory authorities enforce cGCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. Although we rely on CROs to conduct cGCP-compliant clinical trials, we remain responsible for ensuring that each of our GLP preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations, and our reliance on the CROs does not relieve us of our regulatory responsibilities. If we or our CROs fail to comply with cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of subjects, we may be required to repeat clinical trials, which would delay the regulatory approval process.
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
Risks Related to Our Business Operations, Employee Matters and Managing Growth
We are highly dependent on the services of our senior management team, including our President and Chief Executive Officer, Margaret “Meg” Alexander, and our Executive Chairman, Dr. Jeremy M. Levin, and if we are not able to retain these members of our management team or recruit and retain additional management, clinical and scientific personnel, our business will be harmed.
We are highly dependent on our senior management team, including our President and Chief Executive Officer, Margaret “Meg” Alexander, and our Executive Chairman, Dr. Jeremy M. Levin. The employment agreements we have with these officers do not prevent such persons from terminating their employment with us at any time. The loss of the services of any of these persons could impede the achievement of our research, development, operational, financial and commercialization objectives.
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
We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) large amounts of sensitive data, and, as a result, we and the third parties with whom we work face a variety of continuously evolving threats that have caused and could cause future security incidents. Cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities are increasing in their frequency, levels of persistence, sophistication and intensity, and are also being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. Such attacks could include the deployment of harmful malware (including as a result of advanced persistent threat intrusions), ransomware attacks, denial-of-service attacks, credential stuffing and/or harvesting, social engineering (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of sensitive data or other information technology assets, adware, attacks enhanced or facilitated by AI, telecommunications failures, earthquakes, fires, floods and other means to affect service reliability and threaten the confidentiality, integrity and availability of our information systems and sensitive data. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.
In addition, many of those third parties in turn subcontract or outsource some of their responsibilities to other third parties. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the accessibility and distributed nature of our information technology systems, and the sensitive data stored on those systems, make such systems vulnerable to unintentional or malicious, internal and external attacks on our technology environment. We have also outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, and as a result, certain third parties with whom we work have access to our computer networks and/or our sensitive data. In addition, many of those third parties in turn subcontract or outsource some of their responsibilities to other third parties. Our ability to monitor the third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. When the third parties with whom we work experience a security incident or other interruption, which has occurred in the past, we could experience adverse consequences. For example, in the third quarter of 2024, we were notified of a business email compromise impacting a development collaborator, which resulted in our payment being misdirected to a fraudulent account. The funds were fully recovered in January 2025. In the absence of recovery of funds or other remuneration, we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised. Increasing geopolitical tensions are likely to increase the frequency of cybersecurity attacks.
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
It may be difficult and/or costly to detect, investigate, mitigate, contain and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses and disruptions of our business. For example, we utilize a phishing reporting feature that allows our IT function to analyze and assess whether suspicious emails are phishing attempts. This system is reliant on AI and employee awareness and diligence, both of which may be exploited or not always successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks. We have in the past and will in the future expend significant resources or modify our business activities to try to protect against current and constantly evolving security incidents. Additionally, certain data privacy and security obligations will require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data.

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
In addition to experiencing a security incident, third parties may gather, collect or infer sensitive information about us from public sources, data brokers or other means that reveal competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive company information could be leaked, disclosed or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies.
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
In the ordinary course of business, we and the third parties with whom we work process personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data, business plans, transactions, clinical trial data and financial information (collectively, sensitive data).
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
In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions have and may continue to adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered individuals (i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident, or a contract of, a covered person or country of concern, as applicable) that may impact certain business activities such as vendor engagements, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to transfer data in connection with certain transactions or agreements.
Our employees and personnel use generative AI technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.
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
Our NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. Under applicable U.S. tax law, federal NOLs generated in tax years beginning on or before December 31, 2017 are permitted to be carried forward for only 20 years, and federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the utilization of such federal NOLs is limited.
In addition, under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” its ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points (by value) over their lowest ownership percentage over a rolling three-year period. On August 10, 2015 and February 22, 2019, we experienced ownership changes, and we may have experienced other ownership changes in the past and may experience ownership changes in the future as a result of shifts in our stock ownership (some of which are outside our control). In October 2025 and March 2026, we completed financings but did not conduct a formal Section 382 study. As a result, if we earn net taxable income, our ability to use our pre-change NOLs and certain other tax attributes to offset such taxable income may be subject to limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
For the years ended December 31, 2025 and 2024, we recorded no U.S. federal or state income tax provision, based on pre-tax losses of $17.4 million and $26.4 million, respectively. As of December 31, 2025, we had approximately $214.9 million of unused NOL carryforwards for U.S. federal income tax purposes, $202.7 million of unused NOL carryforwards for New York and other state income tax purposes, and $163.8 million of unused NOL carryforwards for New York City income tax purposes, that may be applied against future taxable income. Our NOL carryforwards are significantly limited such that even if we achieve profitability in future periods, we may not be able to utilize most of the NOL carryforwards, which could have a material adverse effect on cash flow and results of operations.
Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition, or results of operations.
New tax laws, statutes, rules, regulations, or ordinances could be enacted at any time. For example, the Tax Cuts and Jobs Act, the Coronavirus Aid, Relief, and Economic Security Act, the IRA, and OBBBA made many significant changes to U.S. tax laws, including the imposition by the IRA of, among other rules, a 15% minimum tax on the book income of certain large corporations and a 1% excise tax on certain corporate stock repurchases. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted differently, changed, repealed, or modified at any time. Any such enactment, interpretation, change, repeal, or modification could adversely affect us, possibly with retroactive effect. In particular, changes in corporate tax rates, the realization of net deferred tax assets, the taxation of foreign earnings, and the deductibility of expenses could have a material impact on the value of our deferred tax assets, resulting in significant one-time charges, and increase our future tax expenses.
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
During the three month period ended September 30, 2024, we identified material weaknesses in our internal control over financial reporting, which were subsequently remediated as of December 31, 2024. In the future, if we are unable to identify or remediate material weaknesses, or if we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls over financial reporting and disclosure controls and procedures. We are required, under Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Section 404 also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. We will not be required to have our auditors formally attest to the effectiveness of our internal control over financial reporting unless we cease to qualify as a non-accelerated filer.
During the three month period ended September 30, 2024, we were the victim of a criminal scheme involving a business email compromise at one of our development collaborators which led to a fraudulent transfer of $1.8 million to a third-party impersonating one of our development collaborators. The funds were subsequently fully recovered. As a result of the misdirection of funds, management re-evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. Based on this assessment, management identified material weaknesses related to fund transfers and vendor-related information updates. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that a reasonable possibility exists that a material misstatement of our annual or condensed interim financial statements would not be prevented or detected on a timely basis.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Immediately following the incident, we initiated a reassessment of our processes and controls related to fund transfers and vendor-related information updates and developed an action plan that remediated this matter.
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
Risks Related to the Ownership of Our Common Stock and Other General Matters
The market price of our common stock has been and will likely remain volatile and fluctuate substantially, which could result in substantial losses for holders of our common stock.
The market price of our common stock has been and likely will remain volatile. For example, during the year ended December 31, 2025, the closing price of our common stock on the Nasdaq Global Select Market and Nasdaq Capital Markets ranged from $0.26 per share to $1.84 per share. In June 2024, we experienced a stock price drop following our announcement of Takeda’s release of topline Phase 3 study results for soticlestat, noting that soticlestat narrowly missed its primary endpoint and showed clinically meaningful and significant effects in multiple key secondary efficacy endpoints with respect to Dravet syndrome and missed its primary endpoint with respect to Lennox-Gastaut syndrome. In addition, the stock market in general and the market for biopharmaceutical or pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to new or ongoing public health crises or other inflationary factors, may negatively affect the market price of our common stock, regardless of our actual operating performance. As a result of this volatility, stockholders may lose all or part of their investment in our common stock since they may be unable to sell their shares at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:
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
Based upon shares of our common stock outstanding as of December 31, 2025, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 62.0% of our outstanding common stock.
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
Because we do not anticipate paying any dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be stockholders’ sole source of gain.
We have never declared or paid dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be stockholders’ sole source of gain for the foreseeable future.
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
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Risk Management and Strategy
We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third-party hosted services, communications systems, hardware and software, and our critical data, including intellectual property and confidential information that is proprietary, strategic or competitive in nature (“Information Systems and Data”). Our information security function is led by our Director of Information Technology, overseen by our Senior Vice President of Finance and Financial Planning, with the support of our third-party specialists. Our information security function helps identify, assess and manage material risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods, including automated tools, domain name system filtering, antivirus protection, vulnerability scanning and penetration testing.
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
Item 3. Legal Proceedings
From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. We are not currently subject to any material legal proceedings.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock began trading on The Nasdaq Global Select Market on May 5, 2017, under the symbol “OVID.” In August 2025, we transferred our listing to the Nasdaq Capital Market.
Comparative Stock Performance Graph
The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act. The following graph shows a comparison from December 31, 2020 through December 31, 2025, of the cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index.
The graph assumes an initial investment of $100 on December 31, 2020. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.
Holders of Record
As of March 16, 2026, we had approximately 18 holders of record of our common stock. Certain shares are held in “street name” and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We have never declared or paid any dividends on our common stock. We currently intend to retain future earnings to fund the development and growth of our business. We do not expect to pay any dividends in the foreseeable future. Any future determination to pay dividends will be made at the discretion of our board of directors and will depend on then-existing conditions, including our financial conditions, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.
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
Overview
We are a biopharmaceutical company dedicated to developing small molecule medicines for brain disorders with significant unmet need. Our approach to achieve this goal is scientifically driven, patient-focused, and coupled with an integrated and disciplined approach to research, clinical development and business development. Our team has significant experience with and understanding of epilepsies and other neurological conditions, and we continue to gain insight into the ways the different molecular mechanisms and pathways underlying these disorders impact the symptoms patients experience. We have developed a differentiated pipeline of drug candidates containing novel mechanisms of action (“MoAs”) to target seizures and believe we are the only company that holds a portfolio of direct activators of potassium-chloride cotransporter 2 (“KCC2”). One of our programs are in clinical trials in humans, and a second is expected to begin a clinical trial in the first half of 2026. We are initially pursuing therapeutic drug candidates for the potential treatment of drug-resistant focal onset seizures (“FOS”), developmental and epileptic encephalopathies (“DEEs”), including tuberous sclerosis complex (“TSC”) seizures and infantile spasms (“IS”), psychosis associated with Parkinson’s disease and Lewy body dementia (“LBD”), and schizophrenia. If successfully developed and marketed to treat these conditions, we intend to explore these drug candidates for broader neurologic indications. Our cohesive focus in brain disorders with significant unmet need reinforces our belief that we can develop and produce multiple novel medicines, scale our infrastructure, positively impact patients’ lives and create long-term stockholder value.
Since our inception in April 2014, we have devoted substantially all of our efforts to organizing and planning our business, building our management and technical team, acquiring assets and raising capital.
During the years ended December 31, 2025 and 2024, we generated $7.3 million and $0.6 million of royalty and licensing revenue, respectively. We have otherwise primarily funded our business through the sale of our capital stock and through the entry into the royalty, license and termination agreement (“RLT Agreement”) with Takeda Company Limited (“Takeda”), which resulted in a one-time up-front payment of $196.0 million in 2021 and the entry into a Royalty Monetization Agreement (the “Ligand Agreement”) with Ligand Pharmaceuticals Incorporated (“Ligand”), which resulted in a one-time up-front payment of $30.0 million in 2023. Through December 31, 2025, we have raised net proceeds of $350.5 million from the sale of our capital stock. As of December 31, 2025, we had $90.4 million in cash, cash equivalents and marketable securities. We recorded net losses of $17.4 million and $26.4 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $321.7 million.
We expect to incur significant expenses and operating losses for at least the next several years. Our net losses may fluctuate significantly from period to period, depending on the timing of our clinical trials and expenditures on our other research and development and commercial development activities. We expect our expenses will increase substantially over time as we:
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

2025 Private Placement
In October 2025, we entered into a Securities Purchase Agreement with the purchasers named therein (the “Investors”), pursuant to which we issued and sold an aggregate of (i) 57,722 shares of our Series B convertible preferred stock, par value $0.001 per share (the “Series B Preferred Stock”), (ii) Series A warrants (the “Series A Warrants”) to purchase up to 38,481,325 shares of our common stock and/or pre-funded warrants to purchase common stock (the “Pre-Funded Warrants”) and (iii) Series B warrants to purchase up to 28,861,000 shares of common stock and/or Pre-Funded Warrants (the “Series B Warrants” and, together with the Series A Warrants, the “Warrants”) to the Investors in a private placement (the “2025 Private Placement”). Each share of Series B Preferred Stock was sold together with a Series A Warrant to purchase up to 666.66 shares of common stock and/or Pre-Funded Warrants (rounded down to next whole share based on each investor’s aggregate purchase) and a Series B Warrant to purchase 500 shares of common stock and/or Pre-Funded Warrants (together, a “Security”). The Securities were sold at a purchase price of $1,400.00 per Security to the Investors, which included the purchase of 71 shares of Series B Preferred Stock, 47,333 Series A Warrants, and 35,500 Series B Warrants by our Executive Chairman.
We received initial net proceeds of $75.1 million from the 2025 Private Placement, after deducting placement agent fees and offering expenses. We may further receive up to $94.0 million in additional gross proceeds, assuming exercise in full of the Warrants.
In December 2025, following the approval by our stockholders at a special meeting held on December 11, 2025 of specified proposals, all of the shares of the Series B Preferred Stock automatically converted into an aggregate of 57,722,000 shares of our common stock.
The Warrants each have an exercise price of $1.40 per share (the “Exercise Price”). The Series A Warrants are exercisable and expire on the earlier of (i) October 6, 2030 or (ii) the 30th calendar day following the date on which we publicly announce the clearance of the first of any investigational new drug application, clinical trial application or other foreign equivalent with respect to the clinical development of our OV4071 product candidate. On March 18, 2026, we publicly announced that we received Human Research Ethics Committee (HREC) approval of the Phase 1 clinical trial protocol for OV4071 and acknowledgement of our Clinical Trial Notification (CTN) from the Therapeutic Goods Administration (TGA). Accordingly, pursuant to the terms of the Series A Warrants, the Series A Warrants will expire on April 17, 2026, if not exercised in full. If all Series A Warrants are exercised in full, we would anticipate receiving an additional $53.9 million in gross proceeds, prior to deducting placement agent fees. In the event that beneficial ownership limitations prevent the exercise by an Investor of all or a portion of the Series A Warrants held thereby, such Investor may purchase shares of common stock up to the specified limit and, for the remainder, purchase Pre-Funded Warrants in lieu of shares of common stock.
The Series B Warrants are exercisable and expire on October 6, 2030. In the event that the closing price of our common stock equals or exceeds 300% of the Exercise Price (subject to customary adjustments) for 20 of any 30 consecutive trading days, the Company may elect to require exercise of the Series B Warrants for cash. In the event that beneficial ownership limitations prevent the exercise by an Investor of all or a portion of the Series B Warrants held thereby upon any such mandatory exercise demand, such Investor will purchase shares of common stock up to the specified limit, and for the remainder, purchase Pre-Funded Warrants in lieu of shares of common stock.
Recent Developments
2026 Private Placement
On March 17, 2026, we entered into a Securities Purchase Agreement with the purchasers named therein (the “Investors”), pursuant to which we agreed to issue and sell an aggregate of 19,154,321 shares of our common stock at a purchase price of $2.01 per share and, in lieu of common stock, pre-funded warrants to purchase up to 10,701,710 shares of common stock, at a purchase price $2.009 for each pre-funded warrant, to the Investors in a private placement (the “2026 Private Placement”). The pre-funded warrants will have an exercise price of $0.001 per share and will be immediately exercisable.
We intend to use the net proceeds from the 2026 Private Placement, together with our existing cash, cash equivalents and marketable securities, to provide financing to support the expansion of the development of OV329 into additional indications, including TSC and IS, as well as for general research and development expenses.

We will receive gross proceeds from the 2026 Private Placement of $60.0 million, before placement agent fees and offering expenses. The closing of the 2026 Private Placement is expected to occur on March 19, 2026, subject to customary closing conditions.
Significant Risks and Uncertainties
The global economic slowdown, the overall disruption of global healthcare systems and other risks and uncertainties associated with public health crises and global geopolitical tensions may have a material adverse effect on our business, financial condition, results of operations and growth prospects. The resulting fluctuations in inflation rates may materially affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of our clinical trial materials and supplies, interest rates and overhead costs may adversely affect our operating results. Relatively high interest rates also present a challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Furthermore, economic conditions have produced downward pressure on share prices. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the future on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, global geopolitical tensions, worsening global macroeconomic conditions, and employee availability and wage increases, which may result in additional stress on our working capital resources. Moreover, there is great uncertainty with respect to potential changes in trade regulations, ongoing changes to U.S. and international tariffs and other trade restrictions and trade barriers, renegotiation of international trade agreements or further escalation of trade tension, sanctions and export controls which also increase volatility in the global economy.
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
•countries in which the clinical trials are conducted;
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
General and Administrative Expenses
General and administrative expenses consist primarily of employee-related expenses, including salaries, benefits and stock-based compensation expense, related to our executive, finance, business development and support functions. Other general and administrative expenses include costs associated with operating as a public company, travel expenses, conferences, professional fees for auditing, tax and legal services, and facility-related costs.
Other Income (Expense), net
Other income (expense), net, primarily consists of interest income and accretion of discount on investments in marketable securities, unrealized gains (losses) on long-term equity investments, changes in the fair value of the royalty monetization liability under the Ligand Agreement, and the impact of a fraudulent funds transfer.

Results of Operations
Comparison of the Years Ended December 31, 2025 and 2024
The following table summarizes the results of our operations for the periods indicated:

(in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024	Change $
Revenue:
License and other revenue	$7,252	$566	$6,686
Total revenue	7,252	566	6,686
Operating expenses:
Research and development	25,582	36,767	(11,185)
General and administrative	24,109	25,684	(1,575)
Total operating expenses	49,691	62,451	(12,760)
Loss from operations	(42,439)	(61,885)	19,446
Other income (expense), net	25,026	35,452	(10,426)
Loss before provision for income taxes	(17,414)	(26,433)	9,019
Provision for income taxes	—	—	—
Net loss	$(17,414)	$(26,433)	$9,019
Revenue
Revenue of $7.3 million and $0.6 million was recognized for the years ended December 31, 2025 and 2024, respectively, related to royalty agreements.
Research and Development Expenses

(in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024	Change $
Preclinical and clinical development expenses	$15,726	$23,965	$(8,239)
Payroll and payroll-related expenses	7,765	9,889	(2,124)
Other expenses	2,091	2,913	(822)
Total research and development	$25,582	$36,767	$(11,185)
Research and development expenses were $25.6 million for the year ended December 31, 2025 compared to $36.8 million for the year ended December 31, 2024. The decrease of $8.2 million in preclinical and development expenses was primarily due to activities related to the pause of the OV888 (GV101) program in late 2024. The decrease in payroll and payroll-related expenses was primarily due to the impact of an organizational restructuring in 2024, which resulted in approximately $1.7 million in severance costs during the period ended December 31, 2024.
General and Administrative Expenses

(in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024	Change $
Payroll and payroll-related expenses	$10,043	$13,835	$(3,792)
Legal and professional fees	8,280	6,573	1,707
General office expenses	5,786	5,276	510
Total general and administrative	$24,109	$25,684	$(1,575)

General and administrative expenses were $24.1 million for the year ended December 31, 2025 compared to $25.7 million for the year ended December 31, 2024. The decrease in payroll and related expenses was primarily due to prior year organizational restructuring that reduced non-severance payroll and related expenses by $2.0 million and by $1.8 million of severance costs recorded in 2024. Legal and professional fees increased between the periods in relation to the 2025 Private Placement as well as other non-routine business development related professional services fees.
Other Income (Expense), net
Other income (expense), net was $25.0 million for the year ended December 31, 2025, comprised primarily of $21.0 million unrealized gain on a long-term equity investment, interest and accretion income on investments in U.S. treasuries and gain from the full recovery of funds on a fraudulent funds transfer. For the year ended December 31, 2024, other income (expense), net of $35.5 million was comprised of a $30.0 million decrease in fair value of the royalty monetization liability resulting from Takeda’s reported negative soticlestat Phase 3 study results and announcement of program discontinuation, $3.9 million in interest and accretion income on investments in U.S. treasuries, $1.8 million loss on a fraudulent funds transfer and net $3.3 million unrealized gain on long-term equity investments.
Liquidity and Capital Resources
Overview
As of December 31, 2025 and 2024, we had total cash, cash equivalents and marketable securities of $90.4 million and $53.1 million, respectively. We believe that our cash, cash equivalents and marketable securities as of December 31, 2025 are sufficient to fund our current operating plans through at least 12 months from the issuance of the financial statements contained in our Annual Report on Form 10-K.
Similar to other development-stage biotechnology companies, we have generated limited revenue. We have incurred losses and experienced negative operating cash flows in most years since our inception and anticipate that we will continue to incur losses for at least the next several years. We incurred net losses of $17.4 million and $26.4 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $321.7 million and working capital of $66.1 million.
2025 Private Placement
In October 2025, we sold an aggregate of (i) 57,722 shares of Series B Preferred Stock, (ii) Series A Warrants to purchase up to 38,481,325 shares of our common stock and/or Pre-Funded Warrants and (iii) Series B Warrants to purchase up to 28,861,000 shares of common stock and/or Pre-Funded Warrants to the Investors in the 2025 Private Placement. The Securities were sold at a purchase price of $1,400.00 per Security to the Investors, which included the purchase of 71 shares of Series B Preferred Stock, 47,333 Series A Warrants, and 35,500 Series B Warrants by our Executive Chairman. We received initial net proceeds of $75.1 million from the 2025 Private Placement, after deducting placement agent fees and offering expenses. We may further receive up to $94.0 million in additional gross proceeds, assuming exercise in full of the Warrants.
The Warrants each have an exercise price of $1.40 per share. The Series A Warrants are exercisable and expire on the earlier of (i) October 6, 2030 or (ii) the 30th calendar day following the date on which we publicly announce the clearance of the first of any investigational new drug application, clinical trial application or other foreign equivalent with respect to the clinical development of our OV4071 product candidate. On March 18, 2026, we publicly announced that we received HREC approval of the Phase 1 clinical trial protocol for OV4071 and acknowledgement of our CTN from the TGA. Accordingly, pursuant to the terms of the Series A Warrants, the Series A Warrants will expire on April 17, 2026, if not exercised in full. If all Series A Warrants are exercised in full, we would anticipate receiving an additional $53.9 million in gross proceeds, prior to deducting placement agent fees. The Series B Warrants are exercisable and expire on October 6, 2030. In the event that the closing price of the Company’s common stock equals or exceeds 300% of the Exercise Price (subject to customary adjustments) for 20 of any 30 consecutive trading days, the Company may elect to require exercise of the Series B Warrants for cash. If all Series B Warrants are exercised in full, we would expect to receive an additional $40.1 million in gross proceeds, prior to deducting placement agent fees.
2026 Private Placement
On March 17, 2026, we entered into a Securities Purchase Agreement related to the 2026 Private Placement. We expect to receive gross proceeds from the 2026 Private Placement of $60.0 million, before placement agent fees and offering expenses. The closing of the 2026 Private Placement is expected to occur on March 19, 2026, subject to customary closing conditions. We intend to use the net proceeds from the 2026 Private Placement, together with our existing cash, cash equivalents and marketable securities, to provide financing to support the expansion of the development of OV329 into additional indications, including TSC and IS, as well as for general research and development expenses.
At-the-Market Offering Program
In November 2023, we filed a shelf registration statement on Form S-3 (Registration No. 333-275307) that allows us to sell up to an aggregate of $250.0 million of our common stock, preferred stock, convertible debt securities and/or warrants, which includes a prospectus covering the issuance and sale of up to $75.0 million of common stock pursuant to our at-the-market (“ATM”) program. During the years ended December 31, 2025 and 2024, we did not sell any shares under our ATM program. Since December 31, 2025, we have sold 1,500,000 shares through our ATM program for gross proceeds of approximately $2.4 million before deducting sales agent fees and other offering expenses.
Future Funding Requirements
We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for, our product candidates and advance our other programs. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, clinical trial costs, legal and other regulatory expenses and general overhead costs. We have based our estimates on assumptions that may prove to be incorrect, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. We cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our drug candidates or whether, or when, we may achieve profitability.
We have no products approved for commercial sale and have not generated any revenues from product sales to date. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings and additional funding from license and collaboration arrangements. Except for any obligations of our collaborators to reimburse us for research and development expenses or to make milestone or royalty payments under our agreements with them, we will not have any committed external source of liquidity. To the extent that we raise additional capital through future equity offerings or debt financings, ownership interests may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt and equity financings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. There can be no assurance that such financings will be obtained on terms acceptable to us, if at all.
Additionally, while the long-term economic impact of geopolitical tensions is difficult to assess or predict, such events have caused significant disruptions to the global financial markets and contributed to a general global economic slowdown. Furthermore, inflation rates have increased recently to levels not seen in decades, which may also be impacted by the implementation of tariffs by the United States and other countries. Moreover, there is great uncertainty with respect to potential changes in trade regulations, tariffs, sanctions and export controls which also increase volatility in the global economy. In addition, the U.S. Federal Reserve has raised interest rates in the past in response to concerns about inflation. Relatively high interest rates and fluctuations in inflation, especially if coupled with a significant change in government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. If the disruptions and slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our ability to pursue our business strategy.
If we raise additional funds through collaborations, strategic alliances or licensing agreements with third parties for one or more of our current or future drug candidates, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or to grant licenses on terms that may not be favorable to us. Our failure to raise capital as and when needed would have a material adverse effect on our financial condition and our ability to pursue our business strategy. We may be required to take additional actions beyond the cost preservation measures initiated to address our liquidity needs, including exploring other strategic options, continuing to further reduce operating expense or delaying, reducing the scope of, discontinuing or altering our research and development activities.
See “Item 1A. Risk Factors” for additional risks associated with our capital requirements.

Material Cash Requirements
As of December 31, 2025, we had no material non-cancelable purchase commitments with service providers, as we have generally contracted on a cancelable, purchase order basis. We cannot estimate whether we will receive or the timing of any potential contingent payments upon the achievement by us of clinical, regulatory and commercial events, as applicable, or royalty payments that we may be required to make under license agreements we have entered into with various entities pursuant to which we have in-licensed certain intellectual property as contractual obligations or commitments, including agreements with AstraZeneca, Gensaic and Northwestern. Pursuant to these license agreements, we have agreed to make milestone payments up to an aggregate of $660.3 million upon the achievement of certain development, regulatory and sales milestones. We excluded these contingent payments from the consolidated financial statements given that the timing, probability and amount, if any, of such payments cannot be reasonably estimated at this time.
In September 2021, we entered into a ten-year lease agreement for our corporate headquarters with a term commencing in March 2022 for approximately 19,000 square feet of office space at Hudson Commons in New York, New York. The lease provides for monthly rental payments over the lease term. The base rent under the lease is currently $2.3 million per year. Rent payments commenced in January 2023, and will continue for ten years following the rent commencement date. We issued a letter of credit in the amount of $1.9 million in association with the execution of the lease agreement, which is reflected as restricted cash on the consolidated balance sheets. Payment obligations under the lease agreement include approximately $2.3 million in the 12 months subsequent to December 31, 2025 and approximately $17.0 million over the remainder of the agreement. For additional information see Note 5 to our consolidated financial statements under the heading ‘Leases.’
Cash Flows
The following table summarizes our cash flows for the periods indicated:

(in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024
Net cash (used in) provided by:
Operating activities	$(38,334)	$(55,956)
Investing activities	(49,854)	54,594
Financing activities	75,207	622
Effect of exchange rates on cash, cash equivalents and restricted cash	$(167)	$—
Net decrease in cash, cash equivalents, and restricted cash	$(13,148)	$(740)
Net Cash Used in Operating Activities
Net cash used in operating activities was $38.3 million for the year ended December 31, 2025, which consisted of net loss of $17.4 million offset by various noncash charges, most significantly an adjustment to fair value of one of our long-term equity investments of $21.0 million which was reflected in other income (expense), net. Net cash used in operating activities was $56.0 million for the year ended December 31, 2024, which consisted of net loss of $26.4 million offset by $29.5 million, net, of various noncash charges, most significantly a $30.0 million change in fair value of the royalty monetization liability with pursuant to the Ligand Agreement.
Net Cash (Used in) Provided by Investing Activities
Net cash used in investing activities was $49.9 million for the year ended December 31, 2025, which was primarily related to our purchases of investments in U.S. treasuries. For the year ended December 31, 2024, $54.6 million was provided by investing activities, primarily comprised of net sales/maturities of investments in U.S. treasuries.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $75.2 million for the year ended December 31, 2025, which was comprised of net proceeds from the 2025 Private Placement as well as proceeds from the exercise of options and purchases made under our employee stock purchase plan. For the same period in 2024, cash provided by financing activities was

$0.6 million, comprised of proceeds from the exercise of options and purchases made under the employee stock purchase plan.
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
Revenue Recognition
We recognize revenue under sublicense agreements in accordance with ASC 606, Revenue Recognition. The terms of the agreements within this scope may contain multiple performance obligations, including but not limited to licenses and research and development activities. ASC 606 requires that we evaluate these agreements to determine the distinct performance obligations. Nonrefundable, upfront fees that are not contingent on any future performance and require no consequential continuing involvement by us, are recognized as revenue when the license term commences and the licensed data, technology or product is delivered. We defer recognition of nonrefundable upfront fees if the performance obligations are not satisfied.
During the year ended December 31, 2025, we recognized revenue of approximately $7.3 million related to royalty agreements.
Research and Development Accrual
When preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and communicating with our personnel, consultants and vendors to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. Payments under certain contracts we have with third parties depend on factors, such as the successful enrollment of certain numbers of patients, site initiation and the completion of clinical trial milestones.
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
Smaller Reporting Company Status
We are a smaller reporting company as defined in the Exchange Act. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) the value of our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our most recently completed second fiscal quarter or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the value of our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our most recently completed second fiscal quarter.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The primary objectives of our investment activities are to ensure liquidity and preserve capital. As of December 31, 2025, we had cash, cash equivalents and marketable securities of $90.4 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. To minimize the risk now and in the future, we intend to continue to maintain our portfolio of cash equivalents and marketable securities in institutional market funds that are comprised of U.S. Treasury and U.S. Treasury-backed repurchase agreements as well as treasury notes and high quality short-term corporate bonds.
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
As of December 31, 2025, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above, that as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, under the supervision and with the participation of our principal executive officer and principal financial and accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Attestation Report of the Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report on our internal control over financial reporting from our registered public accounting firm due to an exemption as a smaller reporting company and as a non-accelerated filer for the year ended December 31, 2025.
Changes in Internal Control over Financial Reporting
There have been no changes in internal controls over financial reporting during our most recent quarter ended December 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Certain information required by Part III is omitted from this Annual Report because we will file with the SEC a definitive proxy statement pursuant to Regulation 14A, or the 2026 Proxy Statement, no later than 120 days after the end of our fiscal year, and certain information included therein is incorporated herein by reference.
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this item is incorporated by reference to the information set forth in the sections titled “Proposal 1 – Election of Directors,” “Executive Officers,” and “Information Regarding the Board and Corporate Governance” and “Delinquent Section 16(a) Reports,” if any, in our 2026 Proxy Statement.
Information regarding our Code of Business Conduct and Ethics, or the Code of Conduct, required by this item will be contained in our 2026 Proxy Statement under the caption “Information Regarding the Board and Corporate Governance – Code of Business Conduct and Ethics,” and is hereby incorporated by reference. We intend to promptly disclose on our website or in a Current Report on Form 8-K in the future (i) the date and nature of any amendment (other than technical, administrative or other non-substantive amendments) to the Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K and (ii) the nature of any waiver, including an implicit waiver, from a provision of the Code of Conduct that is granted to one of these specified individuals that relates to one or more of the elements of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, the name of such person who is granted the waiver and the date of the waiver. The full text of our Code of Conduct is available at the Investors section of our website at www.ovidrx.com. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the information set forth in the section titled “Executive Officer and Director Compensation” in our 2026 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2026 Proxy Statement.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to the information set forth in the section titled “Transactions with Related Persons” and “Information Regarding the Board and Corporate Governance – Board Independence” in our 2026 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information set forth in Proposal 3 under the section titled “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policies and Procedures” contained in our 2026 Proxy Statement.

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

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (File No. 333-292151), filed with the Commission on December 15, 2025).

3.3
Corrected Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38085), filed with the Commission on September 24, 2019).

3.4
Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38085), filed with the Commission on October 3, 2025).

3.5	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-38085), filed with the Commission on May 10, 2017).

4.1
Form of Common Stock Certificate of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-217245), filed with the Commission on April 25, 2017).

4.2**	Description of the Securities of Ovid Therapeutics Inc.

4.3
Form of Series A Preferred Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-38085), filed with the Commission on February 21, 2019).

4.4	Form of Series A Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-38085), filed with the Commission on October 3, 2025).

4.5	Form of Series B Warrant (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-38085), filed with the Commission on October 3, 2025).

4.6**	Form of Pre-Funded Warrant.

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

10.4+
Form of Restricted Stock Unit Grant Notice and Award Agreement under the 2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K (File No. 001-38085), filed with the Commission on March 11, 2025).

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

10.11+
Amended Non-Employee Director Compensation Policy, effective February 22, 2024 (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K (File No. 001-38085), filed with the Commission on March 11, 2025).

10.12+
Amended Non-Employee Director Compensation Policy, effective February 20, 2025 (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K (File No. 001-38085), filed with the Commission on March 11, 2025).

10.13+**^^	Amended and Restated Executive Employment Agreement between the Company and Margaret Alexander, dated November 11, 2025.

10.14+**^^	Executive Employment Agreement between the Company and Jeremy M. Levin, dated November 11, 2025.

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

10.19	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38085), filed with the Commission on October 3, 2025).

19.1	Registrant’s Insider Trading Policy (incorporated herein by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K (File No. 001-38085), filed with the Commission on March 11, 2025).

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the signature page to this report).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Incentive Compensation Recoupment Policy (incorporated herein by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K (File No. 001-38085), filed with the Commission on March 8, 2024).

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104*	Cover Page formatted as Inline XBRL and contained within Exhibit 101.

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
** Filed herewith.
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
^^ Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

OVID THERAPEUTICS INC.

Date: March 18, 2026	By:	/s/ Margaret Alexander
Margaret Alexander
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 18, 2026	By:	/s/ Jeffrey Rona
Jeffrey Rona Chief Business and Financial Officer (Principal Financial and Accounting Officer)
POWER OF ATTORNEY
Each person whose individual signature appears below hereby authorizes and appoints Margaret Alexander and Jeffrey Rona, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Margaret Alexander	President, Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2026
Margaret Alexander

/s/ Jeffrey Rona	Chief Business and Financial Officer (Principal Financial and Accounting Officer)	March 18, 2026
Jeffrey Rona

/s/ Jeremy M. Levin, DPhil, MB BChir	Executive Chairman	March 18, 2026
Jeremy M. Levin, DPhil, MB BChir

/s/ Karen Bernstein, PhD	Director	March 18, 2026
Karen Bernstein, PhD

/s/ Barbara Duncan	Director	March 18, 2026
Barbara Duncan

/s/ Kevin Fitzgerald, PhD	Director	March 18, 2026
Kevin Fitzgerald, PhD

/s/ Bart Friedman	Director	March 18, 2026
Bart Friedman

/s/ Stelios Papadopoulos	Director	March 18, 2026
Stelios Papadopoulos

OVID THERAPEUTICS INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
Ovid Therapeutics Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Ovid Therapeutics Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of warrants
As discussed in Note 2 to the consolidated financial statements, the Company has issued freestanding warrants to purchase shares of its common stock in connection with financing activities and accounts for them as either liabilities or as equity instruments depending on the specific terms of the warrant agreements. As discussed in Note 7, the Company issued Series A common warrants and Series B common warrants in October 2025. The Series A common warrants were valued using a probability-weighted expected return method based on two different expiry periods valued using a Black-Scholes model with corresponding probability for the likelihood of each scenario and Level 3 inputs. The Series B common warrants were valued using a Monte Carlo simulation model since the timing and payoff are dependent on the Company’s trailing stock price and level 3 inputs. The relative fair value allocated to Series A common warrants and Series B common warrants were $13.8 million and $17.7 million, respectively.
We identified the evaluation of the fair value of the Series A common warrants and the Series B common warrants as a critical audit matter. Subjective auditor judgment was required to evaluate the estimated fair values due to the degree of subjectivity associated with the expected volatility assumptions and the sensitivity of these assumptions to variation.

Additionally, the evaluation of the fair value of the Series A common warrants and the Series B common warrants required specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We involved valuation professionals with specialized skills and knowledge who assisted in evaluating the fair value of the Series A common warrants and Series B common warrants by:
•developing independent expectations of the expected volatility assumptions for both the Series A common warrants and Series B common warrants based on consideration of historical and implied share price volatility information for the Company and publicly available market information for guideline public companies
•developing an independent estimate of the fair value of the Series A common warrants using the independently developed expected volatility assumption for the Series A common warrants and comparing to the fair value used by management for the Series A common warrants
•developing an independent estimate of the fair value of the Series B common warrants using independently developed assumptions, including the independently developed expected volatility assumption for the Series B common warrants, and comparing to the fair value used by management for the Series B common warrants
/s/ KPMG LLP
We have served as the Company’s auditor since 2015.
New York, New York
March 18, 2026

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
OVID THERAPEUTICS INC.
Consolidated Balance Sheets

(in thousands, except share and per share data)	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$13,153	$26,301
Marketable securities	56,482	26,774
Prepaid expenses and other current assets	4,733	2,865
Total current assets	74,368	55,940

Marketable securities - noncurrent	20,812	—
Long-term equity investments	41,961	20,974
Restricted cash	1,931	1,931
Right-of-use asset, net	11,610	12,797
Property and equipment, net	252	433
Other assets	—	92
Total assets	$150,934	$92,167

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,956	$3,192
Accrued expenses	4,899	5,994
Current portion, lease liability	1,433	1,336
Total current liabilities	8,288	10,522

Long-term liabilities:
Lease liability	11,986	13,419
Total liabilities	20,274	23,941

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; Series A convertible preferred stock, 10,000 shares designated, 0 and 1,250 shares issued and outstanding at December 31, 2025 and 2024, respectively	—	—
Common stock, $0.001 par value; 315,000,000 and 125,000,000 shares authorized; 130,184,353 and 71,009,866 shares issued and outstanding at December 31, 2025 and 2024, respectively	130	71
Additional paid-in-capital	452,445	372,489
Accumulated other comprehensive loss	(202)	(35)
Accumulated deficit	(321,713)	(304,299)
Total stockholders’ equity	130,660	68,226
Total liabilities and stockholders’ equity	$150,934	$92,167
See accompanying notes to these consolidated financial statements

OVID THERAPEUTICS INC.
Consolidated Statements of Operations

(in thousands, except share and per share data)	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Revenue:
License and other revenue	$7,252	$566
Total revenue	7,252	566
Operating expenses:
Research and development	25,582	36,767
General and administrative	24,109	25,684
Total operating expenses	49,691	62,451
Loss from operations	(42,439)	(61,885)
Other income (expense), net	25,026	35,452
Loss before provision for income taxes	(17,414)	(26,433)
Provision for income taxes	—	—
Net loss	$(17,414)	$(26,433)
Net loss per share of Series A preferred stock, basic and diluted	$(232.47)	$(366.33)
Weighted-average Series A preferred stock shares outstanding, basic and diluted	1,171	1,250
Net loss per share of common stock, basic and diluted	$(0.23)	$(0.37)
Weighted-average common stock shares outstanding, basic and diluted	73,735,606	70,905,422

See accompanying notes to these consolidated financial statements

OVID THERAPEUTICS INC.
Consolidated Statements of Comprehensive Loss

(in thousands)	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Net loss	$(17,414)	$(26,433)
Other comprehensive (loss) income:
Cumulative translation adjustment	(140)	(42)
Unrealized (loss) gain on available-for-sale securities	(27)	7
Comprehensive loss	$(17,581)	$(26,468)
See accompanying notes to these consolidated financial statements

OVID THERAPEUTICS INC.
Consolidated Statement of Changes in Stockholders’ Equity

(in thousands, except shares)	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	1,250	$—	71,009,866	$71	$372,489	$(35)	$(304,299)	$68,226
Conversion of Series A convertible preferred stock to common stock	(1,250)	—	1,250,000	1	(1)	—	—	—
Conversion of Series B convertible preferred stock to common stock	—	—	57,722,000	58	49,251	—	—	49,309
Issuance of Series A warrants	—	—	—	—	13,802	—	—	13,802
Issuance of Series B warrants	—	—	—	—	17,700	—	—	17,700
Expenses related to the sale of Series B preferred stock and Series A and Series B warrants	—	—	—	—	(5,694)	—	—	(5,694)
Issuance of common stock from exercise of stock options and purchases from employee stock purchase plan	—	—	202,487	—	91	—	—	91
Stock-based compensation expense	—	—	—	—	4,807	—	—	4,807
Other comprehensive loss	—	—	—	—	—	(167)	—	(167)
Net loss	—	—	—	—	—	—	(17,414)	(17,414)
Balance, December 31, 2025	—	$—	130,184,353	$130	$452,445	$(202)	$(321,713)	$130,660

(in thousands, except shares)	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	1,250	$—	70,691,992	$71	$365,591	$1	$(277,866)	$87,797
Issuance of common stock from exercise of stock options and purchases from employee stock purchase plan	—	—	317,874	—	622	—	—	622
Stock-based compensation expense	—	—	—	—	6,276	—	—	6,276
Other comprehensive loss	—	—	—	—	—	(36)	—	(36)
Net loss	—	—	—	—	—	—	(26,433)	(26,433)
Balance, December 31, 2024	1,250	$—	71,009,866	$71	$372,489	$(35)	$(304,299)	$68,226
See accompanying notes to these consolidated financial statements

OVID THERAPEUTICS INC.
Consolidated Statements of Cash Flows

(in thousands)	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Cash flows from operating activities:
Net loss	$(17,414)	$(26,433)
Adjustments to reconcile net loss to cash used in operating activities:
Change in fair value of royalty monetization liability	—	(30,000)
Unrealized gain on equity investments	(21,052)	(3,349)
Change in accrued interest and accretion of discount on marketable securities	(695)	(2,765)
Stock-based compensation expense	4,807	6,276
Depreciation and amortization expense	273	613
Noncash operating lease expense	1,187	1,097
Change in lease liability	(1,336)	(1,246)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(1,802)	899
Accounts payable	(1,234)	(512)
Accrued expenses	(1,068)	(537)
Net cash used in operating activities	(38,334)	(55,956)

Cash flows from investing activities:
Purchase of marketable securities	(91,854)	(73,246)
Sales/maturities of marketable securities	42,000	128,000
Purchases of property and equipment	—	(71)
Software development and other costs	—	(90)
Net cash (used in) provided by investing activities	(49,854)	54,594

Cash flows from financing activities:
Proceeds from private placement financing, net of transaction costs	75,116	—
Proceeds from exercise of options and employee stock purchase plan	91	622
Net cash provided by financing activities	75,207	622

Effect of exchange rates on cash, cash equivalents and restricted cash	(167)	—

Net decrease in cash, cash equivalents and restricted cash	(13,148)	(740)
Cash, cash equivalents and restricted cash, at beginning of period	28,232	28,972
Cash, cash equivalents and restricted cash, at end of period	$15,084	$28,232
See accompanying notes to these consolidated financial statements

OVID THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – NATURE OF OPERATIONS
Ovid Therapeutics Inc. (the “Company”) was incorporated under the laws of the state of Delaware, commenced operations on April 1, 2014, and maintains its principal executive office in New York, New York. The Company is a biopharmaceutical company that is dedicated to developing small molecule medicines for brain disorders with significant unmet need. The Company is currently focused on developing OV329, OV4071, and other undisclosed potential medicines. See Part I, Item 1 of the annual report on Form 10-K for the period ended December 31, 2025 for detailed program descriptions.
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
The Company’s major sources of cash have been licensing revenue, proceeds from various public and private offerings of its capital stock, option exercises and interest income. As of December 31, 2025, the Company had approximately $90.4 million in cash, cash equivalents and marketable securities. Since inception, the Company has generated $230.7 million in revenue, primarily from the Company’s royalty, license and termination agreement (“RLT Agreement”) with Takeda Pharmaceutical Company Limited (“Takeda”). Historically, the Company has incurred recurring losses, has experienced recurring negative operating cash flows and has required significant cash resources to execute its business plans, which the Company expects will continue for the foreseeable future. The Company has an accumulated deficit of $321.7 million as of December 31, 2025, working capital of $66.1 million and used $38.3 million of cash in operating activities for the year ended December 31, 2025.
The Company recorded a net loss of $17.4 million during the year ended December 31, 2025 and expects to incur losses in subsequent periods for at least the next several years. The Company is highly dependent on its ability to find additional sources of funding through either equity offerings, debt financings, collaborations, strategic alliances, licensing agreements or a combination of any such transactions. Management believes that the Company’s existing cash, cash equivalents and marketable securities as of December 31, 2025 will be sufficient to fund its current operations through at least 12 months from the date of the issuance of these consolidated financial statements. Adequate additional funding may not be available to the Company on acceptable terms or at all. The failure to raise capital as and when needed will have a negative impact on the Company’s financial condition and ability to pursue its business strategy. If the Company is unable to raise capital on acceptable terms, the Company will be required to delay, reduce the scope of or eliminate research and development programs, or obtain funds through arrangements with collaborators or others that may require the Company to relinquish rights to certain drug candidates that the Company might otherwise seek to develop or commercialize independently.
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
(C) Marketable Securities
Marketable securities consist of investments in U.S. treasury instruments which are considered available-for-sale securities. The Company classifies its marketable securities with maturities of less than one year from the balance sheet date as current assets on its consolidated balance sheets. The Company classifies its marketable securities with original maturities of less than three months as cash equivalents on its consolidated balance sheets. The Company classifies its marketable securities with maturities of greater than twelve months as noncurrent assets on it consolidated balance sheets. Unrealized gains and losses on these securities that are determined to be temporary are reported as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity.
(D) Restricted Cash
The Company classifies as restricted cash all cash pledged as collateral to secure long-term obligations and all cash for which use is otherwise limited by contractual provisions. Amounts are reported as non-current unless restrictions are expected to be released in the next 12 months.
(E) Long-term Equity Investments
Long-term equity investments consist of equity investments in the preferred shares of Gensaic, Inc., formerly M13 Therapeutics, Inc. (“Gensaic”), and Graviton Bioscience Corporation (“Graviton”), both privately held corporations. The preferred shares are not considered in-substance common stock, and the investments are accounted for at cost, with adjustments for observable changes in prices or impairments, and are classified within long-term equity investments on the consolidated balance sheets with adjustments recognized in other income (expense), net on the consolidated statements of operations. The Company has determined that these equity investments do not have a readily determinable fair value and elected the measurement alternative. Therefore, the carrying amount of the equity investments will be adjusted to fair value at the time of the next observable price change for the identical or similar investment of the same issuer, or when an impairment is recognized. Each reporting period, the Company performs a qualitative assessment to evaluate whether the investments are impaired. The assessment includes a review of recent operating results and trends, recent sales/acquisitions of the investees’ securities, and other publicly available data. If an investment is determined to be impaired, the Company will then write it down to its estimated fair value. As of December 31, 2025 and 2024, the equity investment in Gensaic had a carrying value of $5.1 million. As of December 31, 2025 and 2024, the equity investment in Graviton had a carrying value of $36.8 million and $15.8 million, respectively, which reflect unrealized gains of $21.0 million and $4.6 million recorded in other income (expense), net, in the consolidated statements of operations for the periods ended December 31, 2025 and 2024, respectively, due to observable changes in price. The cumulative unrealized gain on the equity investment in Graviton is $26.9 million.
Long-term equity investments also consist of an equity investment in the common shares of Marinus Pharmaceuticals, Inc. (“Marinus”) that was received as noncash consideration via the terms of a licensing agreement executed between the two companies effective March 2022. The equity shares are marked-to-market at each reporting date with changes in the fair value being reflected in the carrying value of the investment on the Company’s consolidated balance sheets and other income (expense), net on the Company’s consolidated statements of operations. As of

December 31, 2025 and 2024, the equity investment in Marinus had a carrying value of zero and $0.1 million, respectively. In January 2025, Immedica Pharma, S.A. purchased Marinus in an all-cash tender offer, resulting in the Company’s sale of its position in Marinus for $0.07 million.
No impairments were recognized in the years ending December 31, 2025 and 2024.
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
The three levels of the fair value hierarchy are as follows:
•Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities. The Company’s Level 1 assets consisted of investments in a U.S. treasury money market fund and equity securities totaling approximately $7.6 million and $25.8 million, respectively, as of December 31, 2025 and 2024.
•Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted prices of similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active). Level 2 includes financial instruments that are valued using models or other valuation methodologies. The Company’s Level 2 assets consisted of U.S. treasury bills totaling approximately $82.3 million and $26.8 million, respectively, as of December 31, 2025 and 2024.
•Level 3—Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when the fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. There were no Level 3 assets or liabilities as of December 31, 2025 and 2024. Previously, the Company’s Level 3 liabilities consisted of a royalty monetization liability. In 2024, the Company recorded reduction of the fair value of the royalty monetization liability to zero as a result of the improbability that the program would be further developed into a commercial product.
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
(H) Property and Equipment
Property and equipment are stated at cost and depreciated over their estimated useful lives of three years, or in the case of leasehold improvements, over the remaining life of the relevant lease, using the straight-line method. Repair and maintenance costs are expensed. The Company reviews the recoverability of all long-lived assets, including the related useful life, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable.

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
(J) Stock-based Compensation
The Company accounts for its stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation, which establishes accounting for stock-based awards granted to employees for services and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company estimates the fair value of all awards granted using the Black-Scholes valuation model. Key inputs and assumptions include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, stock price and exercise price. Many of the assumptions require judgment and any changes could have an impact in the determination of stock-based compensation expense. The Company elected to record forfeitures as they occur. The Company recognizes employee stock-based compensation expense based on the fair value of the award on the date of the grant. The compensation expense is recognized over the vesting period using the straight-line method. The Company aggregates employee and nonemployee awards for certain disclosures since nonemployee awards are not material.
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
(M) Net Loss per Share
The rights and preferences of the Series A Preferred stock are negligible relative to common stock, therefore the Series A Preferred stock is treated as in-substance common stock on an as-converted basis when allocating net loss to actual and in-substance shares of common stock. The Company applies the two-class method to allocate earnings between common stock, Series A Preferred stock as well as other securities deemed in-substance common stock and participating securities, if any.
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
(N) Retirement Plan
The Company maintains a 401(k)-retirement plan for its employees that is intended to qualify under Sections 401(a) and 501(a) of the U.S. Internal Revenue Code of 1986, as amended (“Code”). The Company provides all active employees with a 100% matching contribution equal to 3% of an employee’s eligible deferred compensation and a 50% matching contribution on employee contributions that are between 3% and 5% of an employee’s eligible deferred compensation. These safe harbor contributions vest immediately. For the years ended December 31, 2025 and 2024 the Company contributed $0.2 million and $0.3 million, respectively.
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
Nonrefundable upfront fees allocated to licenses that are not contingent on any future performance and require no consequential continuing involvement by the Company, are recognized as revenue when the license term commences and the licensed data, technology or product is delivered. The Company defers recognition of upfront license fees if the performance obligations are not satisfied.

(P) Segment Reporting
Under Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), the Company discloses significant segment expenses regularly provided to the chief operating decision maker (“CODM”) and discloses the title and position of the CODM.
(Q) Common Warrants
The Company has issued freestanding warrants to purchase shares of its common stock in connection with financing activities and accounts for them in accordance with applicable accounting guidance as either liabilities or as equity instruments depending on the specific terms of the warrant agreements.
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
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, (“ASU 2023-09”), which is effective for annual periods beginning after December 15, 2024. ASU 2023-09 intends to enhance the transparency as well as usefulness of income tax disclosures, primarily related to the rate reconciliation and income taxes paid. The Company has adopted ASU 2023-09 retrospectively and the related disclosures are reflected in Note 9.
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
NOTE 3 – CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES
The following tables summarize the fair value of cash, cash equivalents and marketable securities as well as gross unrealized holding gains and losses as of December 31, 2025 and 2024:

	December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Cash	$516	$—	$—	$516
Cash equivalents	12,636	1	—	12,637
Marketable securities	77,315	—	(21)	77,294
Total cash, cash equivalents and marketable securities	$90,467	$1	$(21)	$90,447

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Cash	$522	$—	$—	$522
Cash equivalents	25,779	—	—	25,779
Marketable securities	26,767	7	—	26,774
Total cash, cash equivalents and marketable securities	$53,068	$7	$—	$53,075
The Company did not hold any securities that were in an unrealized loss position for more than 12 months as of December 31, 2025 and 2024.
There were no material realized gains or losses on available-for-sale securities during the years ended December 31, 2025 and 2024.
NOTE 4 – PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS
Property and equipment is summarized as follows:

(in thousands)	December 31, 2025	December 31, 2024
Furniture and equipment	$1,534	$1,534
Leasehold improvements	306	306
Less accumulated depreciation	(1,588)	(1,407)
Total property and equipment, net	$252	$433
Depreciation expense was $0.2 million and $0.4 million for the years ended December 31, 2025 and 2024, respectively.
Intangible assets, net of accumulated amortization, were zero and $0.1 million as of December 31, 2025 and 2024, respectively, and are included in other assets. Amortization expense was $0.1 million and $0.2 million for the years ended December 31, 2025 and 2024, respectively.
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

ROU asset and lease liabilities related to the Company’s operating lease are as follows:

(in thousands)	December 31, 2025	December 31, 2024
ROU asset, net	$11,610	$12,797
Current lease liability	$1,433	$1,336
Long-term lease liability	$11,986	$13,419
The components of operating lease cost for the year ended December 31, 2025 and 2024 were as follows:

(in thousands)	December 31, 2025	December 31, 2024
Operating lease cost	$2,167	$2,167
Variable lease cost	—	—
Short-term lease cost	—	—
Future minimum commitments under the non-cancelable operating lease are as follows:

(in thousands)
2026	$2,316
2027	2,316
2028	2,469
2029	2,469
2030	2,469
Thereafter	4,939
$16,978
NOTE 6 – ACCRUED EXPENSES
Accrued expenses consist of the following:

(in thousands)	December 31, 2025	December 31, 2024
Payroll and bonus accrual	$3,106	$2,959
Research and development accrual	1,191	2,779
Professional fees accrual	350	168
Other	252	88
Total	$4,899	$5,994
NOTE 7 – STOCKHOLDERS’ EQUITY
The Company’s capital structure consists of common stock and preferred stock. Pursuant to the Company’s amended and restated certificate of incorporation, as amended, the Company is authorized to issue up to 315,000,000 shares of common stock and 10,000,000 shares of preferred stock. The Company has designated 10,000 of the authorized shares of preferred stock as non-voting Series A convertible preferred stock (“Series A Preferred Stock”) and 57,722 of the authorized shares of preferred stock as non-voting Series B convertible preferred stock (“Series B Preferred Stock”).
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

There were 1,250 shares of Series A Preferred Stock outstanding as of December 31, 2024 and 1,250 shares of Series A Preferred Stock optionally converted into a total of 1,250,000 shares of common stock in December 2025. The Series A Preferred Stock was non-voting and had a liquidation preference such that in the event of a liquidation, dissolution, or winding up of the Company, holders of Series A Preferred Stock would receive a payment equal to $0.001 per share of Series A Preferred Stock before any proceeds were distributed to the holders of common stock. Holders of Series A Preferred Stock were entitled to receive dividends paid to holders of common stock at an equal rate, in the same form, and in the same manner on an as-if-converted basis.
In October 2025, the Company entered into a Securities Purchase Agreement with the purchasers named therein (the “Investors”), pursuant to which the Company issued and sold an aggregate of (i) 57,722 shares of Series B Preferred Stock, (ii) Series A warrants (the “Series A Warrants”) to purchase up to 38,481,325 shares of the Company’s common stock and/or pre-funded warrants to purchase common stock (the “Pre-Funded Warrants”), and (iii) Series B warrants (the “Series B Warrants” and together with the Series A Warrants, the “Warrants”) to purchase up to 28,861,000 shares of common stock and/or Pre-Funded Warrants to the investors in a private placement (the “2025 Private Placement”). Each share of Series B Preferred Stock was sold together with a Series A Warrant to purchase up to 666.66 shares of common stock and/or Pre-Funded Warrants (rounded down to next whole share based on each such Investor’s aggregate purchase) and a Series B Warrant to purchase up to 500 shares of common stock and/or Pre-Funded Warrants (together, one “Security”). The Securities were sold at a purchase price of $1,400.00, which included the purchase of 71 shares of Series B Preferred Stock, 47,333 Series A Warrants, and 35,500 Series B Warrants by the Company’s Executive Chairman, which was approved by the Company’s stockholders at a special meeting in December 2025 (the “Special Meeting”).
Each share of Series B Preferred Stock is convertible into 1,000 shares of common stock and on receipt of stockholder approval at the Special Meeting of an increase of sufficient authorized shares of common stock to enable issuance of common stock on conversion of all of the Series B Preferred Stock, the shares of Series B Preferred Stock became mandatorily convertible, subject to beneficial ownership limitations. Had any investor been unable to convert all of their Series B Preferred Stock due to beneficial ownership limitations, those shares would be optionally convertible at any time after the mandatory conversion event when their ownership limitation allowed. The Series B Preferred Stock is non-voting, except for customary protective provisions, and has rights to receive dividends pari passu, on an as-converted basis, if and when the shareholder of common stock received dividend payment. The Series B Preferred Stock has a liquidation preference equal to the greater of a) $1,400 per share plus any declared but unpaid dividends due to stockholders of Series B Preferred Stock or b) the amount due on an as-converted basis while maintaining the seniority of the stock class.
The Warrants each have an exercise price of $1.40 per share (the “Exercise Price”). The Series A Warrants became exercisable upon stockholder approval at the Special Meeting and expire on the earlier of October 6, 2030 or the 30th calendar day following the date on which the Company publicly announces the clearance of the first of any investigational new drug application, clinical trial application or other foreign equivalent with respect to the clinical development of the Company’s OV4071 product candidate. In the event that beneficial ownership limitations prevent the exercise by an Investor of all or a portion of the Series A Warrants held thereby, such Investor may purchase shares of common stock up to the specified limit and, for the remainder, purchase Pre-Funded Warrants in lieu of shares of common stock. The Series A Warrants meet the requirements to be recorded in permanent equity. The Series A Warrants are entitled to dividends on an as-converted basis if and when dividends are paid to common stock, therefore the Series A Warrants meet the definition of participating securities for the purpose of computing earnings per share.
The Series B Warrants expire on October 6, 2030. In the event that the closing price of the Company’s common stock equals or exceeds 300% of the Exercise Price (subject to customary adjustments) for 20 of any 30 consecutive trading days, the Company may elect to require exercise of the Warrant for cash. In the event that beneficial ownership limitations prevent the exercise of all or a portion of the Series B Warrants held thereby upon any such mandatory exercise demand, such Investor will purchase shares of common stock up to the specified limit and, for the remainder, purchase Pre-Funded Warrants. The Series B Warrants are entitled to dividends on an as-converted basis if and when dividends are paid to common stock, therefore the Series B Warrants meet the definition of participating securities for the purpose of computing earnings per share.
The Company received initial net proceeds of $75.1 million from the 2025 Private Placement, after deducting placement agent fees and offering expenses of $5.7 million. The Company may further receive up to $94.0 million in additional gross proceeds, assuming exercise in full of the Warrants.
In December 2025, the Company held a special meeting of stockholders, at which the Company’s stockholders approved (a) an amendment to the Company’s amended and restated certificate of incorporation, as amended to date, to increase the number of authorized shares from 125,000,000 to 315,000,000 shares, (b) the issuance of shares of common stock upon the conversion of the Series B Preferred Stock and the exercise of Series A Warrants and Series B Warrants, and (c) the issuance and sale of Securities to our Executive Chairman. Stockholder approval of the increase in the number of authorized shares of the Company’s common stock and the issuance of common stock on the conversion of Series B Preferred Stock triggered the mandatory conversion of all of the shares of the Series B Preferred Stock into an aggregate of 57,722,000 shares of common stock. At December 31, 2025, there were no outstanding shares of Series B Preferred Stock. The Series A Warrants and the Series B Warrants are now exercisable.
The Company valued the components of the Securities and allocated the issuance costs using relative fair values. The Series B Preferred Stock was valued at $1.79 per underlying common share, which was the close price of the common stock on the financing close date of October 6, 2025 due to the high probability of mandatory conversion within a short period of time.
The Series A Warrants were valued at $0.75 per share using a probability-weighted expected return method based on two different expiry periods valued using a Black-Scholes model with corresponding probability for the likelihood of each scenario and Level 3 model inputs.
The Series B Warrants were valued at $1.29 using a Monte Carlo simulation model since the timing and payoff are dependent on the Company’s trailing stock price and level 3 inputs. It is assumed that the Company would trigger a mandatory conversion at the earliest triggering event.
The following table presents the level 3 inputs used in the valuation models:

	Series A Warrants		Series B Warrants
	6-month expiry	5-year expiry
Probability	97.5%	2.5%
Stock price	$1.79	$1.79	$1.79
Strike price	$1.40	$1.40	$1.40
Expected volatility	115%	115%	115%
Expected term in years	0.5	5.0
Dividend rate	—	—	—
Risk-free interest rate	3.81%	3.75%	3.75%
Fair value	$0.73	$1.51	$1.29
The fair value of the Series B Preferred Stock and the associated allocation of issuance costs was recorded in temporary equity until such time as the stockholder approvals were obtained. On gaining stockholder approvals the Series B Preferred Stock converted automatically and the temporary equity balances were moved to permanent equity. The Series A Warrants and Series B Warrants do not have features that disallowed equity treatment and were recorded at relative fair value along with the allocated issuance costs in permanent equity.
The following table summarizes the number of Warrants outstanding and the weighted average exercise price:

	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2024	—	$—	$—
Granted	67,342,325	$1.40	$15,489
Exercised	—	$—	$—
Outstanding, December 31, 2025	67,342,325	$1.40	$15,489
Dividends
Through December 31, 2025, the Company has not declared or paid any dividends. No dividends on the common stock shall be declared and paid unless dividends on the preferred stock have been declared and paid.

NOTE 8 – STOCK-BASED COMPENSATION
The Company’s Board of Directors (the “Board”) adopted, and the Company’s stockholders approved, the 2017 Equity Incentive Plan (“2017 Plan”), which became effective on May 4, 2017. The initial reserve of shares of common stock under the 2017 Plan was 3,052,059 shares. The 2017 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, performance-based stock awards and other forms of stock-based awards. Additionally, the 2017 Plan provides for the grant of performance cash awards. The Company’s employees, officers, directors, consultants and advisors are eligible to receive awards under the 2017 Plan. Upon the adoption of the 2017 Plan, no further awards were granted under the prior plan. Pursuant to the terms of the 2017 Plan, on each January 1st, the plan limit shall be increased by the lesser of (x) 5% of the number of shares of common stock outstanding as of the immediately preceding December 31 and (y) such lesser number as the Board may determine in its discretion. An additional 6,509,217, 0, and 3,534,600 shares were reserved for issuance under the 2017 Plan on January 1, 2026, 2025, and 2024, respectively. As of December 31, 2025, there were 4,652,938 shares of the Company’s common stock reserved for issuance under the 2017 Plan.
The Board adopted, and the Company’s stockholders approved, the 2017 employee stock purchase plan (“ESPP”), which became effective on May 4, 2017. The initial reserve of shares of common stock that may be issued under the ESPP was 279,069 shares. The ESPP allows employees to purchase common stock of the Company at a 15% discount to the market price on designated purchase dates. During the years ended December 31, 2025 and 2024, 76,976 and 69,850 shares were purchased under the ESPP and the Company recorded expense of $38,000 and $65,000, respectively. The number of shares of common stock reserved for issuance under the ESPP will automatically increase on January 1 of each year, beginning on January 1, 2018 and continuing through and including January 1, 2027, by the lesser of (i) 1% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, (ii) 550,000 shares or (iii) such lesser number of shares determined by the Board. The Board acted prior to January 1, 2026, 2025 and 2024 to provide that there be no increase in the number of shares reserved for issuance under the ESPP. As of December 31, 2025 and 2024, there were 206,020 and 282,996 shares of the Company’s common stock reserved for issuance under the ESPP, respectively.
The Board adopted, and the Company’s stockholders approved, the 2014 Equity Incentive Plan (“2014 Plan”), which authorized the Company to grant shares of common stock in the form of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock and restricted stock units. The 2014 Plan was terminated as to future awards in May 2017, although it continues to govern the terms of options that remain outstanding under the 2014 Plan. No additional stock awards will be granted under the 2014 Plan, and all outstanding stock awards granted under the 2014 Plan that are repurchased, forfeited, expire or are cancelled will become available for grant under the 2017 Plan in accordance with its terms. As of December 31, 2025 and 2024, options to purchase 793,833 and 1,328,715 shares of common stock were outstanding under the 2014 Plan, respectively.
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
Performance-based option awards generally have similar vesting terms, with vesting occurring on the date the performance condition is achieved and expire in accordance with the specific terms of the agreement. At December 31, 2025 and 2024, there were no performance-based options outstanding and unvested that include options to vest upon the achievement of certain research and development milestones.
The fair value of options granted during the years ended December 31, 2025 and 2024 was estimated using the Black-Scholes option valuation model. The inputs for the Black-Scholes option valuation model require assumptions made by management and are detailed in the table below. The risk-free interest rates were based on the rate for U.S. Treasury securities at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected life was based on the simplified method in accordance with the SEC Staff Accounting Bulletin No. Topic 14D. The expected volatility was estimated based on the Company’s published historical stock prices.

The Company granted 4,152,650 and 4,699,810 stock options during the years ended December 31, 2025 and 2024, respectively. There were 6,570,487 and 5,688,743 unvested options outstanding as of December 31, 2025 and 2024, respectively. Total expense recognized related to the stock options for the years ended December 31, 2025 and 2024 was $3.2 million and $6.2 million, respectively. Total unrecognized compensation expense related to stock options was $8.3 million and $9.1 million as of December 31, 2025 and 2024, respectively.
The Company granted 327,326 and 348,575 RSUs during the years ended December 31, 2025 and 2024. The RSUs vest in equal installments over three years on the grant date anniversary for all executive awards and 2025 non-executive awards and annually on January 1st for the 2024 non-executive awards.
The Company’s stock-based compensation expense was recognized in operating expenses as follows:

	For the Year Ended December 31,
(in thousands)	2025	2024
Research and development	$1,497	$1,631
General and administrative	3,310	4,645
Total	$4,807	$6,276

	For the Year Ended December 31,
(in thousands)	2025	2024
Stock options and RSUs	$4,769	$6,212
ESPP	38	64
Total	$4,807	$6,276
The fair value of stock options granted during the years ended December 31, 2025 and 2024, respectively, was estimated by utilizing the following assumptions:

	For the Year Ended December 31,
	2025	2024
	Weighted Average	Weighted Average
Volatility	97.02%	87.18%
Expected term in years	6.02	5.93
Dividend rate	0.00%	0.00%
Risk-free interest rate	4.29%	4.18%
Fair value of option on grant date	$0.55	$1.88

The following table summarizes the number of options outstanding and the weighted average exercise price:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding December 31, 2023	15,124,546	$3.87	6.90	$5,213
Vested and exercisable December 31, 2023	9,649,094	$4.47	5.97	$2,465
Granted	4,699,810	2.58	5.87
Exercised	(248,024)	3.13
Forfeited or expired	(4,234,976)	3.77
Options outstanding December 31, 2024	15,341,356	$3.49	5.87	$—
Vested and exercisable December 31, 2024	9,652,613	$4.07	5.87	$—
Granted	4,152,650	0.64
Exercised	(60,372)	1.05
Forfeited or expired	(1,820,282)	4.32
Options outstanding December 31, 2025	17,613,352	$2.68	6.56	$5,332
Vested and exercisable December 31, 2025	11,042,865	$3.49	5.25	$1
At December 31, 2025, there was $8.3 million of unamortized stock-based compensation expense, which is expected to be recognized over a remaining average vesting period of 2.39 years. At December 31, 2024, there was $9.1 million of unamortized stock-based compensation expense, which is expected to be recognized over a remaining average vesting period of 2.23 years.
NOTE 9 – INCOME TAXES
At December 31, 2025, the Company has available $214.9 million and $202.7 million of unused net operating loss (“NOL”) carryforwards for federal and state tax purposes, respectively, that may be applied against future taxable income. The Company also has $163.8 million of unused NOL carryforwards for New York City purposes. The NOL carryforwards will begin to expire in the year 2037 if not utilized prior to that date.
Under Section 382 and Section 383 of the Internal Revenue Code of 1986, if a corporation undergoes an ownership change, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. On each of August 10, 2015 and February 22, 2019 the Company experienced an ownership change. The Company anticipates a significant portion of its pre-change NOLs to be limited, however has not completed a formal Section 382 analysis subsequent to the last ownership change.
The Company maintains a full valuation allowance against its net deferred tax assets. The valuation allowance increased by $1.6 million for the year ended December 31, 2025 and decreased by $3.2 million for the year ended December 31, 2024. The increase in valuation allowance in 2025 was primarily due to increase in net operating loss carryovers, offset by decrease in various other temporary and permanent differences.
Loss before income taxes resulting from operations is as follows:

	December 31,
(in thousands)	2025	2024
Domestic	$(17,775)	$(25,058)
Foreign	361	(1,375)
Pretax loss from operations	$(17,414)	$(26,433)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2025	2024
Deferred tax assets/liabilities:
Net operating loss carryovers	$70,229	$62,120
Intangible assets	4,550	5,406
Capitalized research and experimental costs	14,289	14,939
Stock-based compensation	5,089	5,534
Lease liability	2,890	3,324
Research and development tax credits	2,206	2,229
Charitable contributions	2	2
Depreciation	(48)	(93)
Right-of-use asset	(2,501)	(2,883)
Unrealized gain on long-term equity investment	(5,612)	(1,103)
Total net deferred tax assets/liabilities	91,094	89,474
Valuation allowance	(91,094)	(89,474)
Net deferred tax assets (liabilities)	$—	$—
A reconciliation of the amounts at the U.S. federal statutory rate to the Company’s effective income tax rate is as follows:

	December 31, 2025		December 31, 2024
(in thousands)	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$(3,657)	21.0%	$(5,525)	21.0%
State and local income taxes, net of federal income tax effect	2	—%	—	—%
Foreign tax effects
Australia
Changes in valuation allowance	(55)	0.3%	370	(1.4)%
Other	(21)	0.1%	(81)	0.3%
Effect of changes in tax laws or rates enacted in the current period
Effect of cross-border tax laws
Other	—	—%	99	(0.4)%
Tax credits
Changes in valuation allowances	2,686	(15.4)%	3,391	(12.9)%
Nontaxable or nondeductible items
Stock-based awards	1,188	(6.8)%	1,526	(5.8)%
Other	7	—%	164	(0.6)%
Changes in unrecognized tax benefits
Other adjustments
Other	(52)	0.3%	55	(0.2)%
Effective income tax rate	$98	(0.5)%	$—	0.0%
The Company’s reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies related to the tax benefit. For the years ended December 31, 2025 and 2024, the Company had no unrecognized tax benefits or related interest and penalties accrued. The Company would recognize both accrued interest and penalties related to unrecognized benefits in provision for income taxes. The Company’s uncertain tax positions yet to be determined would be related to years that remain subject to examination by relevant tax authorities. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.
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
The Company incurred licensing expenses related to Northwestern of $20,000 and $100,000 in the years ended December 31, 2025 and 2024, respectively.
The second milestone of $100,000 due under the license agreement was triggered by a time limit to start a phase 2 trial and was recorded as research and development expense in 2024.
AstraZeneca AB License Agreement
In December 2021, the Company entered into an exclusive license agreement with AstraZeneca AB (“AstraZeneca”), for a library of early-stage small molecules targeting the KCC2 transporter, including OV350. Upon execution of the agreement, the Company was obligated to pay an upfront cash payment of $5.0 million and issued shares of the Company’s common stock in an amount that equaled $7.3 million based on the volume-weighted average price of shares of the Company’s common stock for the 30 business days immediately preceding the execution date of the transaction. Since the intangibles acquired in the AstraZeneca license agreement do not have an alternative future use, all costs incurred were treated as research and development expense.
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
Gensaic Equity Agreement and Collaboration and Option Agreement
In August 2022, the Company entered into an equity agreement and a collaboration and option agreement with Gensaic (“Gensaic Collaboration Agreement”). Under the terms of the equity agreement, the Company invested a total of $5.1 million in exchange for convertible preferred stock in Gensaic. The Company also retained rights to invest in future equity financing rounds. Dr. Jeremy Levin, the Company’s Executive Chairman, is currently the Chairman of Gensaic’s board of directors. The Gensaic Collaboration Agreement involves the research and development of Gensaic’s proprietary platform for certain rare central nervous system (“CNS”) disorder targets. Under the Gensaic Collaboration Agreement, Gensaic granted the Company an option to obtain an exclusive license with respect to certain identified lead phage-derived particle (“PDP”) products, which are exercisable at any time prior to the expiration of the option period. Once a product is identified by the Company that demonstrates sufficient efficacy, the Company may exercise its option with respect to the specific research program for that PDP product.
The Company shall reimburse Gensaic for Gensaic’s research costs related to the specific research plan for PDP products identified. The research plan and budget shall be mutually agreed upon by the parties and shall not exceed $3.0 million in any research year. The Company will record these reimbursement payments as research and development costs in the period the research costs are incurred. In May 2023, the Company identified a lead PDP candidate for further research and provided $3.5 million to Gensaic to support the approved research plan and budget. The amount is expensed as the research and development occurs with the remaining amount included in prepaid expenses and other current assets in the consolidated balance sheets. The balance of the previously provided research funds was $1.0 million as of December 31, 2025 and 2024. Research and development expense was zero and $1.5 million during the years ended December 31, 2025 and 2024, respectively.
If a product is ultimately commercialized under the Gensaic Collaboration Agreement, the Company is required to make tiered royalty payments to Gensaic in the mid-single to low double-digit range based on the net sales of all licensed PDP products during the royalty term. The Company is also responsible for potential tiered milestone payments of up to $452.0 million based upon the achievement of certain sales milestone events and developmental milestone approvals for three or more products. Gensaic also has the option to become a collaborative partner in the development and commercialization of PDP products in exchange for a fee based on a percentage of the costs incurred by the Company through the date Gensaic exercises its option. The Company would no longer be required to pay Gensaic royalty or milestone payments if Gensaic elects to exercise its option. The Company may terminate the Gensaic Collaboration Agreement by providing written notice to Gensaic 90 days in advance of the termination date.
As of December 31, 2025, none of the contingent payments are considered probable.
In January 2026, the Company and Gensaic executed an amendment which provided, among other changes to the original agreement, (a) the ability for the Company to apply the remaining prepaid research balance of $1.0 million to a new research project that may or may not be limited to PDP products and (b) provide an option at the end of the research project to enter into exclusive negotiations to enter into a license and development agreement with associated compensation. Any newly negotiated license and development agreement and compensation would supersede the original milestone and royalty schedules.
Non-Operating Loss
During the quarter ended September 30, 2024, the Company was the victim of a criminal scheme involving a business email compromise at one of its development collaborators, which led to a fraudulent transfer totaling $1.8 million to a third-party impersonating one of the Company’s development collaborators. A loss was recorded in Other income (expense) in the Consolidated Statement of Operations. The Company subsequently recovered the funds in full and recorded a gain in Other income (expense) in the Consolidated Statement of Operations in 2025.

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
In March 2021, the Company entered into the Royalty, License, and Termination ("RLT") Agreement with Takeda, pursuant to which Takeda secured rights to the Company’s 50% global share in soticlestat, and the Company granted to Takeda an exclusive worldwide license under the Company’s relevant intellectual property rights to develop and commercialize the investigational medicine soticlestat for the treatment of developmental and epileptic encephalopathies, including Dravet syndrome and Lennox-Gastaut syndrome.
Under the RLT Agreement, all rights in soticlestat are owned by Takeda or exclusively licensed to Takeda by the Company. Takeda assumed all responsibility for, and costs of, both development and commercialization of soticlestat, and the Company no longer had any financial obligation to Takeda under the original collaboration agreement. In March 2021, upon the closing of the RLT Agreement, the Company received a nonrefundable upfront payment of $196.0 million and was eligible to receive up to an additional $660.0 million upon Takeda achieving developmental, regulatory and sales milestones. Additionally, the Company was entitled to receive tiered royalties beginning in the low double-digits, and up to 20% on sales of soticlestat if regulatory approval was achieved. In 2023, the Company sold a 13% stake in the royalty, regulatory and commercial milestone payments that the Company was eligible to receive under the RLT Agreement to Ligand Pharmaceuticals, Inc. for $30.0 million.
During the years ended December 31, 2025 and 2024, no income or expense was recognized pursuant to the RLT Agreement. In June 2024, Takeda issued a press release indicating the soticlestat trials missed their primary endpoints and noted that while Takeda would discuss the program with FDA, Takeda fully impaired the asset representing soticlestat. In January 2025, Takeda discontinued the program.
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
The Company recorded unrealized losses in other income (expenses), net in the consolidated statements of operations reflecting changes in the value of the Company's equity holding of $1.3 million for the year ended December 31, 2024. In February 2025, Immedica closed a cash purchase of Marinus, resulting in the sale of the Company's equity position in Marinus for $70,000.
In June 2025, the Company entered into an amendment to the Marinus License Agreement with Immedica wherein the parties agreed to replace ongoing royalty payment obligations and add additional licensing for a one-time payment of $7.0 million, which was remitted to the Company pursuant to the agreement within 10 days of execution and recognized as revenue in 2025. The Company immediately recognized $6.3 million of the $7.0 million revenue related to the royalties and existing licenses. The remaining $0.7 million was related to a six-month option for Marinus to include additional patent assignments or expansion of the territory or field of use. The Company initially recorded the value of the option as deferred revenue until the option period lapsed in 2025 without the addition or transfer of any additional licenses. On expiry of the option, the Company recorded the deferred revenue as revenue.

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
NOTE 12 – RELATED PARTY TRANSACTIONS
In March 2021, the Company entered into the RLT Agreement with Takeda. For a description of the RLT Agreement, see Note 11.
In the 2025 Private Placement, Dr. Levin, our Executive Chairman, purchased 71 shares of Series B Preferred Stock, 47,333 Series A Warrants, and 35,500 Series B Warrants for an aggregate purchase price of approximately $99,000. For additional information on the 2025 Private Placement, see Note 7.
NOTE 13 – NET LOSS PER SHARE
The basic and diluted net loss per common share is presented in conformity with the two-class method required for participating securities and multiple classes of shares. The Company considers its Series A Preferred Stock to be in-substance common stock (Note 2), and is reflected as a class of common stock for purposes of calculating net loss per share. While there were no shares of Series A Preferred Stock outstanding at December 31, 2025, the conversion of the Series A Preferred Stock occurred in December 2025 and the weighted average shares outstanding for 2025 are used in calculating net loss per share. The Series B Preferred Stock and the Warrants are participating securities.
Basic net loss per common share is calculated based upon the allocation of net loss to the weighted-average number of common shares outstanding during the period, excluding outstanding stock options that have not yet vested, and weighted-average number of shares of Series A Preferred Stock outstanding during the period on an as-converted basis. For any period in which the Company records net income, diluted net income per share is calculated in the same manner as basic net loss per share, except that the Series B Preferred Stock and the Warrants are participating and are therefore included in the allocation of net income and the calculation of net income per share. Diluted net income per common share includes outstanding common stock, common shares underlying outstanding options and unvested RSUs in the number of shares used to allocate net loss to share classes and as the denominator in calculating net loss per common share - diluted.
Diluted net loss per common share is equivalent to the basic net loss per common share due to the exclusion of outstanding stock options because the inclusion of these securities would result in an anti-dilutive effect on per common share amounts.

The following tables summarize the calculation of basic and diluted net loss per share:

	For the Year Ended December 31, 2025
(in thousands, except share and per share data)	Series A Preferred Stock	Common Stock
Net loss per share, basic and diluted
Allocation of loss	$(272)	$(17,141)
Weighted-average shares outstanding, basic and diluted	1,171	73,735,606
Net loss per share, basic and diluted	$(232.47)	$(0.23)

	For the Year Ended December 31, 2024
(in thousands, except share and per share data)	Series A Preferred Stock	Common Stock
Net loss per share, basic and diluted
Allocation of loss	$(458)	$(25,975)
Weighted average shares outstanding, basic and diluted	1,250	70,905,422
Net loss per share, basic and diluted	$(366.33)	$(0.37)
The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	For the Year Ended December 31,
	2025	2024
Stock options to purchase common stock	17,613,352	15,341,356
Common stock issuable upon conversion of Series A Preferred Stock	—	1,250,000
Common stock issuable upon exercise of Series A Warrants	38,481,325	—
Common stock issuable upon exercise of Series B Warrants	28,861,000	—
Unvested restricted stock units	420,080	194,075
	85,375,757	16,785,431
NOTE 14 – SEGMENT REPORTING
The Company has determined that it operates as one segment focused on developing medicines for brain disorders with significant unmet need. The Company’s pre-commercial development drug candidates have similar economic and other characteristics, including all being in the small molecule therapeutic class that share target markets, development pathways, and regulatory environments. The Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer (“CEO”), who reviews profit and loss information on a consolidated basis to assess performance and make operating and planning decisions, including resource allocations among active programs. The determination of the single segment is consistent with the information provided to the CODM. As the Company’s operations are comprised of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets.” Segment asset information is not used by the CODM to allocate resources.

The following tables summarize the Company’s segment information as presented to the CODM for the periods indicated:

	For the Year Ended December 31,
(in thousands)	2025	2024
Revenue	$7,252	$566
Payroll and payroll-related expenses	7,765	9,889
Direct program expenses
KCC2 library	8,567	8,785
OV329	5,744	4,485
OV888 (GV101)	(224)	8,212
Gensaic projects	—	1,493
Other programs	1,639	990
Total direct program expenses	15,726	23,965
Other research and development expenses	2,091	2,913
Total research and development expenses	25,582	36,767
Payroll and payroll-related expenses	10,043	13,835
Legal and professional fees	8,280	6,573
General office expenses	5,786	5,275
Total general and administrative expenses	24,110	25,684
Total operating expenses	49,691	62,451
Operating loss	(42,439)	(61,885)
Other (income) expense, net	25,026	35,452
Net loss	$(17,414)	$(26,433)

The program expense for OV888 is negative for the period ended December 31, 2025 because the Company recognized a contra-expense upon settlement of the amounts due to its collaboration partner and on reversal of an immaterial accrual estimate on final determination of amounts owed.
Other research and development expenses include general office expenses allocated to research and development, including costs related to rent and depreciation of leasehold improvements, and nonclinical contract labor. Other income/expense includes decrease in fair value of royalty monetization liability, gain/loss on fraudulent funds transfer, unrealized net gain on equity investments and interest/accretion income on securities.
Other significant segment information includes:

	For the Year Ended December 31,
(in thousands)	2025	2024
Decrease in fair value of royalty monetization liability	$—	$30,000
Stock-based compensation expense	4,807	6,276
Interest/accretion income on securities	2,026	3,915
Severance expense	882	3,508
Gain from recovery of fraudulent funds transfer	1,800	—
Loss on fraudulent funds transfer	—	1,800
Unrealized net gain on equity investments	21,052	3,337
Depreciation and amortization	273	613

NOTE 15 – SUBSEQUENT EVENTS
Subsequent to December 31, 2025, Ovid sold 1,500,000 shares of common stock through the Company’s at-the-market offering program, resulting in gross proceeds of $2.4 million before deducting sales agent fees and other offering expenses.
On March 18, 2026, the Company publicly announced that it received approval from Human Research Ethics Committee and acknowledgment of the Company’s Clinical Trial Notification from the Australian Therapeutic Goods Administration to initiate the Phase 1 clinical trial of OV4071 in Australia. Accordingly, pursuant to the terms of the Series A Warrants, the Series A Warrants will expire on April 17, 2026, if not exercised in full.
On March 17, 2026, the Company entered into a Securities Purchase Agreement with the purchasers named therein (the “Investors”), pursuant to which the Company agreed to issue and sell an aggregate of 19,154,321 shares of common stock at a purchase price of $2.01 per share and, in lieu of common stock, pre-funded warrants to purchase up to 10,701,710 shares of common stock at a purchase price of $2.009 for each pre-funded warrant. The pre-funded warrants have an exercise price of $0.001 per share and will be immediately exercisable. Subject to customary closing conditions, the Company expects to receive gross proceeds of $60.0 million before deducting placement agent fees and transaction costs.