Form 10-Q
period 2026-03-31
Ovid Therapeutics Inc.
filed 2026-05-12
CIK 1636651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
As of May 8, 2026, the registrant had 186,640,102 shares of common stock, $0.001 par value per share, outstanding.

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
•the impact of macroeconomic conditions and geopolitical tensions, and;
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
i

This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our business and the markets for certain drugs and consumer products, including data regarding the estimated size of those markets, their projected growth rates and the incidence of certain medical conditions. Information that is based on estimates, forecasts, projections or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained these industry, business, market and other data from reports, research surveys, studies and similar data prepared by third parties, industry, medical and general publications, government data and similar sources and we have not independently verified the data from third-party sources. In some cases, we do not expressly refer to the sources from which these data are derived.
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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
OVID THERAPEUTICS INC.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except share and per share data)	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$94,064	$13,153
Marketable securities	61,458	56,482
Prepaid expenses and other current assets	4,623	4,733
Total current assets	160,145	74,368

Marketable securities - noncurrent	10,076	20,812
Long-term equity investments	41,961	41,961
Restricted cash	1,931	1,931
Right-of-use asset, net	11,298	11,610
Property and equipment, net	217	252
Total assets	$225,628	$150,934

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,876	$1,956
Accrued expenses	5,413	4,899
Current portion, lease liability	1,459	1,433
Total current liabilities	15,748	8,288

Long-term liabilities:
Lease liability	11,611	11,986
Total liabilities	27,359	20,274

Stockholders’ equity:
Common stock, $0.001 par value; 315,000,000 shares authorized; 167,266,466 and 130,184,353 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	167	130
Additional paid-in-capital	537,225	452,445
Accumulated other comprehensive loss	(422)	(202)
Accumulated deficit	(338,701)	(321,713)
Total stockholders’ equity	198,269	130,660
Total liabilities and stockholders’ equity	$225,628	$150,934
See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.
Condensed Consolidated Statements of Operations
(unaudited)

(in thousands, except share and per share data)	For The Three Months Ended March 31, 2026	For The Three Months Ended March 31, 2025
Revenue:
License and other revenue	$—	$130
Total revenue	—	130
Operating expenses:
Research and development	11,181	6,659
General and administrative	6,665	6,021
Total operating expenses	17,846	12,680
Loss from operations	(17,846)	(12,550)
Other income (expense), net	858	2,315
Loss before provision for income taxes	(16,988)	(10,235)
Provision for income taxes	—	—
Net loss	$(16,988)	$(10,235)
Net loss per share of Series A preferred stock, basic and diluted	$—	$(141.57)
Weighted-average Series A preferred stock shares outstanding, basic and diluted	—	1,250
Net loss per share of common stock, basic and diluted	$(0.12)	$(0.14)
Weighted-average common stock shares outstanding, basic and diluted	136,171,393	71,045,265
See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)

(in thousands)	For The Three Months Ended March 31, 2026	For The Three Months Ended March 31, 2025
Net loss	$(16,988)	$(10,235)
Other comprehensive loss:
Cumulative translation adjustment	(122)	(11)
Unrealized loss on marketable securities	(98)	(2)
Comprehensive loss	$(17,208)	$(10,248)
See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

(in thousands, except shares)	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2025	—	$—	130,184,353	$130	$452,445	$(202)	$(321,713)	$130,660
Issuance of shares of common stock from sales under the ATM program, net of expenses	—	—	1,500,000	2	2,365	—	—	2,367
Issuance of shares of common stock and pre-funded warrants from private placement financing	—	—	19,154,321	19	59,981	—	—	60,000
Expenses related to the issuance of shares of common stock and pre-funded warrants from private placement financing	—	—	—	—	(3,816)	—	—	(3,816)
Exercise of Series A warrants to shares of common stock and pre-funded warrants	—	—	16,140,663	16	26,577	—	—	26,593
Expenses related to the exercise of Series A warrants to shares of common stock and pre-funded warrants	—	—	—	—	(1,593)	—	—	(1,593)
Issuance of shares of common stock from exercise of stock options, employee stock purchase plan and vesting of RSU awards	—	—	287,129	—	220	—	—	220
Stock-based compensation expense	—	—	—	—	1,046	—	—	1,046
Other comprehensive loss	—	—	—	—	—	(220)	—	(220)
Net loss	—	—	—	—	—	—	(16,988)	(16,988)
Balance, March 31, 2026	—	$—	167,266,466	$167	$537,225	$(422)	$(338,701)	$198,269
(in thousands, except shares)	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	1,250	$—	71,009,866	$71	$372,489	$(35)	$(304,299)	$68,226
Issuance of common stock from exercise of stock options, employee stock purchase plan and vesting of RSU awards	—	—	99,648	—	13	—	—	13
Stock-based compensation expense	—	—	—	—	1,284	—	—	1,284
Other comprehensive loss	—	—	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	—	—	(10,235)	(10,235)
Balance, March 31, 2025	1,250	$—	71,109,514	$71	$373,786	$(47)	$(314,533)	$59,276
See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

(in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Cash flows from operating activities:
Net loss	$(16,988)	$(10,235)
Adjustments to reconcile net loss to cash used in operating activities:
Unrealized loss on equity investments	—	66
Change in accrued interest and accretion of discount on marketable securities	(287)	(197)
Stock-based compensation expense	1,046	1,284
Depreciation and amortization expense	35	141
Noncash operating lease expense	312	288
Change in lease liability	(349)	(325)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	110	(60)
Accounts payable	3,624	(1,242)
Accrued expenses	(1,402)	(1)
Net cash used in operating activities	(13,899)	(10,280)

Cash flows from investing activities:
Purchase of marketable securities	(4,050)	(4,898)
Sales/maturities of marketable securities	10,000	10,000
Net cash provided by investing activities	5,950	5,102

Cash flows from financing activities:
Proceeds from issuance of shares of common stock and pre-funded warrants from PIPE financing, net of expenses	59,803	—
Proceeds from exercise of Series A warrants into shares of common stock and pre-funded warrants	26,593	—
Proceeds from sale of shares of common stock under ATM program, net of expenses	2,366	—
Proceeds from exercise of options and employee stock purchase plan	220	13
Net cash provided by financing activities	88,982	13

Effect of exchange rates on cash, cash equivalents and restricted cash	(122)	—

Net increase (decrease) in cash, cash equivalents and restricted cash	80,911	(5,165)
Cash, cash equivalents and restricted cash, at beginning of period	15,084	28,232
Cash, cash equivalents and restricted cash, at end of period	$95,995	$23,067

Non-cash investing and financing activities:
Banking and placement fees in accounts payable and accrued expenses	$5,211	$—
See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – NATURE OF OPERATIONS
Ovid Therapeutics Inc. (the “Company”) was incorporated under the laws of the state of Delaware, commenced operations on April 1, 2014, and maintains its principal executive office in New York, New York. The Company is a biopharmaceutical company dedicated to pioneering better, gentler small molecule medicines for brain disorders with significant unmet need. The Company is currently focused on developing OV329, OV4071 and other undisclosed potential medicines.
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
The Company’s major sources of cash have been licensing revenue, proceeds from various public and private offerings of its capital stock, option exercises and interest income. As of March 31, 2026, the Company had $165.6 million in cash, cash equivalents and marketable securities. Since inception, the Company has generated its revenue primarily from the Company’s royalty, license and termination agreement (“RLT Agreement”) with Takeda Pharmaceutical Company Limited (“Takeda”). For most periods, the Company has incurred recurring losses, has experienced negative operating cash flows and has required significant cash resources to execute its business plans, which the Company expects will continue for the foreseeable future. The Company had an accumulated deficit of $338.7 million as of March 31, 2026, working capital of $144.4 million and net cash used in operating activities of $13.9 million for the three months ended March 31, 2026. The Company recorded net losses of $17.0 million and $10.2 million, respectively, during the three month periods ended March 31, 2026 and 2025, and expects to incur losses in subsequent periods for at least the next several years. The Company is highly dependent on its ability to find additional sources of funding through either equity offerings, debt financings, collaborations, strategic alliances, licensing agreements or a combination of any such transactions.
Management believes that the Company’s existing cash, cash equivalents and marketable securities as of March 31, 2026 will be sufficient to fund its current operations through at least 12 months from the date of the issuances of these unaudited interim condensed consolidated financial statements. Adequate additional funding may not be available to the Company on acceptable terms or at all. The failure to raise capital as and when needed will have a negative impact on the Company’s financial condition and ability to pursue its business strategy. If the Company is unable to raise capital on acceptable terms, the Company will be required to delay, reduce the scope of or eliminate research and development programs, or obtain funds through arrangements with collaborators or others that may require the Company to relinquish rights to certain drug candidates that the Company might otherwise seek to develop or commercialize independently.
The Company is subject to challenges and risks specific to its business and its ability to execute on its strategy, as well as risks and uncertainties common to early-stage companies in the pharmaceutical industry with development and commercial operations, including, without limitation, risks and uncertainties associated with: delays or problems in the supply of the Company’s product candidates; loss of single source suppliers or failure to comply with manufacturing regulations; identifying, acquiring or in-licensing additional products or product candidates; pharmaceutical product development and the inherent uncertainty of clinical success; the challenges of protecting and enhancing intellectual property rights; complying with applicable regulatory requirements; obtaining regulatory approval of any of the Company’s potential product candidates, among others.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(A) Unaudited Interim Condensed Consolidated Financial Statements
The interim condensed consolidated balance sheet at March 31, 2026 and the condensed consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ equity for the three months ended March 31, 2026 and 2025 are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and follow the requirements of the SEC for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by GAAP are condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of its financial information. The results of operations for the three months ended March 31, 2026 and 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other future annual or interim period. The balance sheet as of December 31, 2025 included herein was derived from the audited financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K.
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
(D) Marketable Securities
Marketable securities consist of investments in U.S. treasury instruments which are considered available-for-sale securities. The Company classifies its marketable securities with original maturities of less than three months as cash equivalents on its condensed consolidated balance sheets. The Company classifies its marketable securities with maturities of less than one year from the balance sheet date as current assets on its condensed consolidated balance sheets. The Company classifies its marketable securities with maturities of greater than twelve months as noncurrent assets on its consolidated balance sheets. Unrealized gains and losses on these securities that are determined to be temporary are reported as a separate component of accumulated other comprehensive (loss) income in stockholders’ equity.
(E) Restricted Cash
The Company classifies as restricted cash all cash pledged as collateral to secure long-term obligations and all cash whose use is otherwise limited by contractual provisions. Amounts are reported as noncurrent unless restrictions are expected to be released in the next 12 months.
(F) Long-Term Equity Investments
Long-term equity investments consist of equity investments in the preferred shares of Gensaic, Inc., formerly M13 Therapeutics, Inc. (“Gensaic”), and Graviton Bioscience Corporation (“Graviton”), both privately held corporations. The preferred shares are not considered in-substance common stock, and the investments are accounted for at cost, with adjustments for observable changes in prices or impairments, and are classified within long-term equity investments on the condensed consolidated balance sheets with adjustments recognized in other income (expense), net on the condensed consolidated statements of operations. The Company has determined that these equity investments do not have a readily determinable fair value and elected the measurement alternative. Therefore, the carrying amount of the equity investments will be adjusted to fair value at the time of the next observable price change for the identical or similar investment of the same issuer or when an impairment is recognized. Each reporting period, the Company performs a qualitative assessment to evaluate whether the investments are impaired. The assessment includes a review of recent operating results and trends, recent sales/acquisitions of the investees’ securities, and other publicly available data. If an investment is determined to be impaired, the Company will then write it down to its estimated fair value. As of March 31, 2026 and December 31, 2025, the equity investment in Gensaic had a carrying value of $5.1 million. As of March 31, 2026 and December 31, 2025, the equity investment in Graviton had a carrying value of $36.8 million. The initial investment in Graviton was $10.0 million, and cumulative measurement adjustments based on observable price increases totaling $26.8 million have been recognized, recorded in other income (expense), net within the statement of operations.
No impairments were recognized in the three month periods ended March 31, 2026 and 2025.
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
The three levels of the fair value hierarchy are as follows:
•Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities. The Company’s Level 1 assets consisted of investments in a U.S. treasury money market fund of $81.2 million as of March 31, 2026, and U.S. treasury money market funds totaling $25.8 million as of December 31, 2025.
•Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted prices of similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active). Level 2 includes financial instruments that are valued using models or other valuation methodologies. The Company’s Level 2 assets consisted of U.S. treasury bills, totaling $71.5 million as of March 31, 2026 and $26.8 million as of December 31, 2025.
•Level 3—Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when their fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. There were no Level 3 assets as of March 31, 2026 or December 31, 2025. The Company’s Level 3 liabilities consist of a royalty monetization liability that is immaterial as of March 31, 2026 and December 31, 2025 due to the improbability that the program would be further developed into a commercial product.
The carrying amounts reported in the balance sheets for cash and cash equivalents, other current assets, accounts payable and accrued expenses approximate their fair values based on the short-term maturity of these instruments.
(H) Leases
The Company determines if an arrangement is a lease at inception and recognizes the lease in accordance with FASB Accounting Standards Codification (“ASC”) 842. Operating leases are included in right-of-use (“ROU”) assets, current liabilities, and long-term lease liability in the Company’s condensed consolidated balance sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. The Company determines the portion of the lease liability that is current as the difference between the calculated lease liability at the end of the current period and the lease liability that is projected 12 months from the current period.
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
(J) Royalty Monetization Liability
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
(L) Stock-Based Compensation
The Company accounts for its stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation, which establishes accounting for stock-based awards granted for services and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company estimates the fair value of all option awards granted using the Black-Scholes valuation model. Key inputs and assumptions include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, stock price and exercise price. Many of the assumptions require judgment and any changes could have an impact in the determination of stock-based compensation expense. The Company elected an accounting policy to record forfeitures as they occur. The Company recognizes stock-based compensation expense based on the fair value of the award on the date of the grant. The compensation expense is recognized over the vesting period under the straight-line method. The Company aggregates employee and nonemployee awards for certain disclosures since nonemployee awards are not material.
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
(N) Net Loss per Share
The rights and preferences of the non-voting Series A convertible preferred stock (“Series A Preferred Stock”) are negligible relative to common stock, therefore the Series A Preferred Stock is treated as in-substance common stock on an as-converted basis when allocating net loss to actual and in-substance shares of common stock. The Company applies the two-class method to allocate earnings between common stock, Series A Preferred Stock, and other securities deemed in-substance common stock and participating securities, if any. Pre-funded warrants to purchase shares of common stock (the “Pre-Funded Warrants”) are included in the number of weighted-average shares of common stock outstanding for net loss per share calculations.
Net loss per share of common stock is determined by dividing net loss attributable to common stockholders by the basic weighted-average shares of common stock outstanding during the period. Net loss per diluted share attributable to common stockholders adjusts the basic earnings per share attributable to common stockholders and the weighted-average number of shares of common stock outstanding for the potential dilutive impact of stock options, warrants, and restricted stock units (“RSUs”) using the treasury-stock method and the potential impact of any preferred stock using the if-converted method. Net loss per diluted share attributable to common stockholders omits the inclusion of stock options, common stock issuable upon conversion of Series A Preferred Stock, warrants (except the Pre-Funded Warrants) and unvested RSUs, as these securities would be anti-dilutive.
(O) Retirement Plan
The Company maintains a 401(k) retirement plan for its employees that is intended to qualify under Sections 401(a) and 501(a) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). The Company provides all active employees with a 100% matching contribution equal to 3% of an employee’s eligible deferred compensation and a 50% matching contribution on employee contributions that are between 3% and 5% of an employee’s eligible deferred compensation. These safe harbor contributions vest immediately. For the three months ended March 31, 2026 and 2025, the Company contributed $66,000 and $74,000, respectively.
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
(R) Common and Pre-Funded Warrants
The Company has issued freestanding warrants to purchase shares of its common stock in connection with financing activities and accounts for them in accordance with applicable accounting guidance as either liabilities or as equity instruments depending on the specific terms of the underlying warrant agreements. The Company has issued Pre-Funded Warrants in connection with financing activities and common warrant exercises and accounts for them as equity instruments in accordance with applicable accounting guidance.
(S) Recent Accounting Pronouncements
The Company has reviewed recently issued accounting standards and plans to adopt those that are applicable. The Company does not expect the adoption of those standards to have a material impact on its financial position, results of operations or cash flows.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, (“ASU 2023-09”), which is effective for annual periods beginning after December 15, 2024. ASU 2023-09 intends to enhance the transparency as well as usefulness of income tax disclosures, primarily related to the rate reconciliation and income taxes paid. The Company has implemented ASU 2023-09 retrospectively for years ended December 2024 and 2025, as reported in the Company’s Annual Report on Form 10-K for the period ending December 31, 2025.
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

NOTE 3 – CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES
The following tables summarize the fair value of cash, cash equivalents and marketable securities as well as gross unrealized holding gains and losses as of March 31, 2026 and December 31, 2025:

	March 31, 2026
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Cash	$12,885	$—	$—	$12,885
Cash equivalents	81,178	—	—	81,178
Marketable securities	71,651	—	(116)	71,535
Total cash, cash equivalents and marketable securities	$165,714	$—	$(116)	$165,598

	December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Cash	$516	$—	$—	$516
Cash equivalents	12,636	1	—	12,637
Marketable securities	77,315	—	(21)	77,294
Total cash, cash equivalents and marketable securities	$90,467	$1	$(21)	$90,447
The Company did not hold any securities that were in an unrealized loss position for more than 12 months as of March 31, 2026 and December 31, 2025.
There were no material realized gains or losses on available-for-sale securities during the three months ended March 31, 2026 and 2025.
NOTE 4 – PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS
Property and equipment is summarized as follows:

(in thousands)	March 31, 2026	December 31, 2025
Furniture and equipment	$1,534	$1,534
Leasehold improvements	306	306
Less accumulated depreciation	(1,623)	(1,588)
Total property and equipment, net	$217	$252
Depreciation expense was $35,000 and $87,000 for the three months ended March 31, 2026 and 2025, respectively.
Intangible assets, net of accumulated amortization, were $0 and $38,000 as of March 31, 2026 and December 31, 2025, respectively, and are included in other noncurrent assets on the condensed consolidated balance sheets. Amortization expense was $0 and $53,000 for the three months ended March 31, 2026 and 2025, respectively.
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

The Hudson Commons lease has a remaining lease term of approximately six years and includes a single renewal option for an additional five years. The Company did not include the renewal option in the lease term when calculating the lease liability as the Company is not reasonably certain that it will exercise the renewal option. The present value of the lease payments was calculated using an incremental borrowing rate of 7.02%. Lease expense is included in general and administrative and research and development expenses in the condensed consolidated statements of operations.
ROU asset and lease liabilities related to the Company’s operating lease are as follows:

(in thousands)	March 31, 2026	December 31, 2025
ROU asset, net	$11,298	$11,610
Current lease liability	1,459	1,433
Long-term lease liability	11,611	11,986
The components of operating lease cost for the three months ended March 31, 2026 were as follows:

(in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Operating lease cost	$542	$542
Variable lease cost	—	—

Future minimum commitments under the non-cancelable operating lease are as follows:

(in thousands)
2026	$1,737
2027	2,316
2028	2,469
2029	2,469
2030	2,469
Thereafter	4,939
$16,399
NOTE 6 – ACCRUED EXPENSES
Accrued expenses consist of the following:

(in thousands)	March 31, 2026	December 31, 2025
Banking and placement fees	$1,916	$—
Payroll and bonus accrual	822	3,106
Research and development accrual	1,537	1,191
Professional fees accrual	703	350
Accrued taxes	169	142
Other	266	110
Total	$5,413	$4,899
NOTE 7 – STOCKHOLDERS’ EQUITY
The Company’s capital structure consists of common stock and preferred stock. Pursuant to the Company’s amended and restated certificate of incorporation, as amended, the Company is authorized to issue up to 315,000,000 shares of common stock and 10,000,000 shares of preferred stock. The Company has designated 10,000 of the authorized shares of preferred stock as non-voting Series A convertible preferred stock (“Series A Preferred Stock”), of which none were issued and outstanding as of March 31, 2026. An additional 57,722 of the authorized shares of preferred stock are designated as non-voting Series B convertible preferred stock (“Series B Preferred Stock”), of which none were issued and outstanding as of March 31, 2026.
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
There were no shares of Series A Preferred Stock outstanding as of March 31, 2026 and December 31, 2025, following an optional conversion into 1,250,000 shares of common stock in December 2025. Each share of Series A Preferred Stock was convertible into 1,000 shares of common stock at any time at the holder’s option. Holders of Series A Preferred Stock were entitled to receive dividends paid to holders of common stock at an equal rate, in the same form, and in the same manner on an as-if-converted basis.
October 2025 Private Placement
In October 2025, the Company entered into a Securities Purchase Agreement with the purchasers named therein (the “2025 Investors”), pursuant to which the Company issued and sold an aggregate of (i) 57,722 shares of Series B Preferred Stock, (ii) Series A warrants (the “Series A Warrants”) to purchase up to 38,481,325 shares of the Company’s common stock and/or Pre-Funded Warrants, and (iii) Series B warrants (the “Series B Warrants” and together with the Series A Warrants, the “Warrants”) to purchase up to 28,861,000 shares of common stock and/or Pre-Funded Warrants to the 2025 Investors in a private placement (the “2025 Private Placement”). Each share of Series B Preferred Stock was sold together with a Series A Warrant to purchase 666.66 shares of common stock and/or Pre-Funded Warrants (rounded down to next whole share based on each such Investor’s aggregate purchase) and a Series B Warrant to purchase 500 shares of common stock and/or Pre-Funded Warrants (together, one “Security”). The Securities were sold at a purchase price of $1,400.00, which included the purchase of 71 shares of Series B Preferred Stock, 47,333 Series A Warrants, and 35,500 Series B Warrants by the Company’s Executive Chairman, which was approved by the Company’s stockholders at a special meeting in December 2025 (the “Special Meeting”).
Each share of Series B Preferred Stock converted into 1,000 shares of common stock upon receipt of stockholder approval at the Special Meeting of an increase of sufficient authorized shares of common stock to enable issuance of common stock on conversion of all of the Series B Preferred Stock. The Series B Preferred Stock is non-voting, except for customary protective provisions, and has rights to receive dividends pari passu, on an as-converted basis, if and when the shareholder of common stock received dividend payment. The Series B Preferred Stock has a liquidation preference equal to the greater of (a) $1,400.00 per share plus any declared but unpaid dividends due to stockholders of Series B Preferred Stock or (b) the amount due on an as-converted basis while maintaining the seniority of the stock class. At March 31, 2026, there were no outstanding shares of Series B Preferred Stock.
The Warrants each have an exercise price of $1.40 per share (the “Exercise Price”). The Series A Warrants became exercisable upon stockholder approval at the Special Meeting and expired on April 17, 2026, the 30th calendar day following the date on which the Company publicly announced the clearance of the first of any investigational new drug application, clinical trial application or other foreign equivalent with respect to the clinical development of the Company’s OV4071 product candidate. In the event that beneficial ownership limitations prevent the exercise by a 2025 Investor of all or a portion of the Series A Warrants held thereby, such Investor may purchase shares of common stock up to the specified limit and, for the remainder, purchase Pre-Funded Warrants in lieu of shares of common stock. The Series A Warrants meet the requirements to be recorded in permanent equity. The Series A Warrants are entitled to dividends on an as-converted basis if and when dividends are paid to common stock; therefore the Series A Warrants meet the definition of participating securities for the purpose of computing earnings per share. As of March 31, 2026, exercise notices and $26.6 million of cash had been received representing exercise of a total of Series A Warrants to purchase 18,997,329 shares of common stock, with Series A Warrants to purchase 16,140,663 shares of common stock delivered in common shares and Series A Warrants to purchase 2,856,666 shares of common stock delivered in Pre-Funded Warrants. At April 17, 2026, the expiration date of the Series A Warrants, all Series A Warrants had been exercised, with Series A Warrants to purchase 33,597,860 shares of common stock delivered in common stock and Series A Warrants to purchase 4,883,464 shares of common stock delivered in Pre-Funded Warrants for aggregate gross proceeds of $53.9 million.
The Series B Warrants expire on October 6, 2030. In the event that the closing price of the Company’s common stock equals or exceeds 300% of the Exercise Price (subject to customary adjustments) for 20 of any 30 consecutive trading days, the Company may elect to require exercise of the Series B Warrant for cash. In the event that beneficial ownership limitations prevent the exercise of all or a portion of the Series B Warrants held thereby upon any such mandatory exercise demand, such Investor will purchase shares of common stock up to the specified limit and, for the remainder, purchase Pre-

Funded Warrants. The Series B Warrants are entitled to dividends on an as-converted basis if and when dividends are paid to common stock, therefore the Series B Warrants meet the definition of participating securities for the purpose of computing earnings per share. At March 31, 2026, no Series B Warrants had been exercised.
The Company received initial net proceeds of $75.1 million from the 2025 Private Placement, after deducting placement agent fees and offering expenses of $5.7 million. Following the exercise of all of the Series A Warrants, the Company received additional gross proceeds of approximately $53.9 million. The Company may further receive up to $40.0 million in additional gross proceeds, assuming exercise in full of the remaining outstanding Series B Warrants.
The Series A Warrants were all exercised by April 17, 2026, and the Series B Warrants are currently exercisable.
The Company initially valued the components of the Securities and allocated the issuance costs using relative fair values. The Series B Preferred Stock was valued at $1.79 per underlying common share, which was the close price of the common stock on the financing close date of October 6, 2025 due to the high probability of mandatory conversion within a short period of time.
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
The fair value of the Series B Preferred Stock and the associated allocation of issuance costs was recorded in temporary equity until such time as the stockholder approvals were obtained at the Special Meeting. Upon gaining stockholder approval the Series B Preferred Stock converted automatically and the temporary equity balances were moved to permanent equity. The Series A Warrants and Series B Warrants do not have features that disallowed equity treatment and were recorded at relative fair value along with the allocated issuance costs in permanent equity.
March 2026 Private Placement
On March 19, 2026, the Company entered into a Securities Purchase Agreement with the purchasers named therein (the “2026 Investors”), pursuant to which the Company issued and sold an aggregate of 19,154,321 shares of common stock at a purchase price of $2.01 per share and, in lieu of common stock, Pre-Funded Warrants to purchase up to 10,701,710 shares of common stock at a purchase price of $2.009 per Pre-Funded Warrant to the 2026 Investors in a private placement (the “2026 Private Placement”). The Pre-Funded Warrants have an exercise price of $0.001 per share, are immediately exercisable and do not expire. There are no additional rights and preferences, including voting rights, accorded to the Pre-Funded Warrants. The net proceeds, after deducting placement agent fees and transaction costs, were $56.2 million.
Warrant and Pre-Funded Warrant Activity
The following table summarizes the number of Warrants and Pre-Funded Warrants outstanding as of March 31, 2026, the weighted average exercise price, and the aggregate intrinsic value:

	Series A and Series B Warrants	Pre-Funded Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2025	67,342,325		$1.40	$55,221
Pre-Funded Warrants purchased in 2026 Private Placement	—	10,701,710	0.001	23,747
Series A Warrants exercised into common stock	(16,140,663)	—	—	—
Series A Warrants exercised into Pre-Funded Warrants	(2,856,666)	2,856,666	0.001	6,339
Outstanding, March 31, 2026	48,344,996	13,558,376	$1.09	$68,067

At-the-Market Offering Program
In November 2023, the Company filed a shelf registration statement on Form S-3 (Registration No. 333-275307) that allows us to sell up to an aggregate of $250.0 million of its common stock, preferred stock, convertible debt securities and/or warrants, which includes a prospectus covering the issuance and sale of up to $75.0 million of common stock pursuant to its at-the-market (“ATM”) program. During the three months ended March 31, 2026, the Company sold 1,500,000 shares through the ATM program for net proceeds of approximately $2.4 million, after deducting sales agent fees and other offering expenses. As of March 31, 2026, the Company had approximately $72.6 million available under its ATM offering program.
Dividends
Through March 31, 2026, the Company has not declared any dividends. No dividends on the common stock shall be declared and paid unless dividends on the preferred stock have been declared and paid.
NOTE 8 – STOCK-BASED COMPENSATION
The Company’s Board of Directors adopted, and the Company’s stockholders approved, the 2017 Equity Incentive Plan (“2017 Plan”), which became effective on May 4, 2017. The initial reserve of shares of common stock issuable under the 2017 Plan was 3,052,059 shares. The 2017 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, RSU awards, stock appreciation rights, performance-based stock awards, and other forms of stock-based awards. Additionally, the 2017 Plan provides for the grant of performance cash awards. The Company’s employees, officers, directors, consultants and advisors are eligible to receive awards under the 2017 Plan. Following the adoption of the 2017 Plan, no further awards will be granted under the Company’s prior plan. Pursuant to the terms of the 2017 Plan, on each January 1st, the plan limit shall be increased by the lesser of (x) 5% of the number of shares of common stock outstanding as of the immediately preceding December 31 and (y) such lesser number as the Board of Directors may determine at its discretion. On January 1, 2026, 6,509,217 additional shares were reserved for issuance under the 2017 Plan. As of March 31, 2026, there were 7,410,779 shares of the Company’s common stock reserved and available for issuance under the 2017 Plan.
The Company’s Board of Directors adopted, and the Company’s stockholders approved, the 2017 Employee Stock Purchase Plan (“2017 ESPP”), which became effective on May 4, 2017. The initial reserve of shares of common stock issuable under the 2017 ESPP was 279,069 shares. The 2017 ESPP allows employees to purchase common stock of the Company at a 15% discount to the market price on designated semi-annual purchase dates. During the three months ended March 31, 2026 and 2025, 33,015 and 34,509 shares were purchased under the 2017 ESPP, respectively, and the Company recorded expense of $9,000 and $21,876, respectively. The number of shares of common stock reserved for issuance under the 2017 ESPP automatically increases on January 1 of each year, beginning on January 1, 2018 and continuing through and including January 1, 2027, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (ii) 550,000 shares or (iii) such lesser number of shares determined by the Board of Directors. The Board of Directors acted prior to each of January 1, 2026 and

January 1, 2025 to provide that there be no increase in the number of shares reserved for issuance under the 2017 ESPP on either such date. As of March 31, 2026, there were 173,005 shares of the Company’s common stock reserved and available for issuance under the 2017 ESPP.
The Company’s Board of Directors adopted, and the Company’s stockholders approved, the 2014 Equity Incentive Plan (“2014 Plan”), which authorized the Company to grant shares of common stock in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and RSUs. The 2014 Plan was terminated as to future awards in May 2017, although it continues to govern the terms of options that remain outstanding under the 2014 Plan. No additional stock awards will be granted under the 2014 Plan, and all outstanding stock awards granted under the 2014 Plan that are repurchased, forfeited, expire or are cancelled will become available for grant under the 2017 Plan in accordance with its terms. As of March 31, 2026, options to purchase 638,844 shares of common stock were outstanding under the 2014 Plan.
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
The fair value of options granted during the three months ended March 31, 2026 and 2025 was estimated using the Black-Scholes option valuation model. The inputs for the Black-Scholes option valuation model require assumptions that are detailed in the table below. The risk-free interest rates are based on the rate for U.S. treasury securities at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected life is based on the simplified method in accordance with the SEC Staff Accounting Bulletin No. Topic 14D. The expected volatility was estimated based on the Company’s published historical stock prices.
The Company granted 4,575,750 and 3,370,900 stock options during the three months ended March 31, 2026 and 2025, respectively. There were 9,136,687 and 8,299,628 unvested options outstanding as of March 31, 2026 and 2025, respectively. Total expense recognized related to the stock options for the three months ended March 31, 2026 and 2025 was $0.8 million and $1.3 million, respectively. During the three months ended March 31, 2026 and 2025, the Company had no outstanding performance-based option awards and did not record any related expense in those periods.
The Company granted 398,375 and 249,201 RSU awards during the three months ended March 31, 2026 and 2025, respectively. The RSUs vest in equal installments over three years on the grant date anniversary. At March 31, 2026, there were 669,545 RSUs outstanding. At March 31, 2026, there was $1.2 million of unrecognized stock–based compensation expense related to RSUs, which is expected to be recognized over a remaining average vesting period of 2.0 years.
The Company’s stock-based compensation expense was recognized in operating expenses as follows:

	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025
Research and development	$307	$401
General and administrative	739	883
Total	$1,046	$1,284

	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025
Stock options and RSUs	$1,036	$1,263
Employee Stock Purchase Plan	10	21
Total	$1,046	$1,284

The fair value of options granted during the three months ended March 31, 2026 and 2025 was estimated utilizing the following assumptions:

	Three Months Ended
	March 31, 2026	March 31, 2025
	Weighted Average	Weighted Average
Volatility	99.57%	86.51%
Expected term in years	5.98	5.45
Dividend rate	—%	—%
Risk-free interest rate	3.71%	3.94%
Fair value of option on grant date	$1.32	$0.41
The following table summarizes the number of options outstanding and the weighted average exercise price:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding December 31, 2025	17,613,352	$2.68	6.56	$5,332
Vested and exercisable at December 31, 2025	11,042,865	3.49	5.25	$1
Granted	4,575,750	1.65
Exercised	(123,024)	1.51
Forfeited or expired	(1,204,929)	4.20
Options outstanding March 31, 2026	20,861,149	2.42	7.38	$11,377
Vested and exercisable at March 31, 2026	11,724,462	$3.13	5.92	$3,552
At March 31, 2026, there was $13.5 million of unrecognized stock–based compensation expense related to stock option grants, which is expected to be recognized over a remaining average vesting period of 2.87 years.
NOTE 9 – INCOME TAXES
The Company’s interim income tax provision consists of U.S. federal and state income taxes based on the estimated annual effective tax rate that the Company expects for the full year together with the tax effect of discrete items. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of March 31, 2026, the Company was in a pre-tax loss position and is anticipated to remain so throughout the year. For the three months ended March 31, 2026 and 2025, the Company did not record any tax benefit or expense.
In assessing the realizability of deferred tax assets, management evaluates whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. Management assesses all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, prior earnings history, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Significant weight is given to positive and negative evidence that is objectively verifiable. Based on these factors, including cumulative losses in recent years, the Company continues to maintain a full valuation allowance against its net deferred tax assets as of March 31, 2026.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant changes, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to certain aspects of the international tax framework and the restoration of favorable tax treatment for certain business expense provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA did not have a material impact on the Company’s interim condensed consolidated financial statements for the three-month period ended March 31, 2026, and the Company does not expect the OBBBA to have a material impact on the Company’s provision for income taxes or net income (loss) in future periods.

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
The Company did not incur any licensing expenses under the Northwestern Agreement during the three months ended March 31, 2026 and 2025.
AstraZeneca AB License Agreement
In December 2021, the Company entered into an exclusive license agreement with AstraZeneca AB (“AstraZeneca”), for a library of early-stage small molecules targeting the KCC2 transporter. Upon execution of the agreement, the Company was obligated to pay an upfront cash payment of $5.0 million and issued shares of the Company’s common stock in an amount that equaled $7.3 million based on the volume-weighted average price of shares of the Company’s common stock for the 30 business days immediately preceding the execution date of the transaction.
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
The Company shall reimburse Gensaic for its research costs related to the specific research plan for PDP products identified. The research plan and budget shall be mutually agreed upon by the parties and shall not exceed $3.0 million in any research year. The Company will record these reimbursement payments as research and development costs in the period the research costs are incurred. In May 2023, the Company identified a lead PDP candidate for further research and provided $3.5 million to Gensaic to support the approved research plan and budget. The amount is expensed as the research and development occurs with the remaining amount included in prepaid expenses and other current assets in the condensed consolidated balance sheets. As of March 31, 2026 and December 31, 2025, $1.0 million remained in prepaid expenses and other current assets. No expense was recognized in the three months ended March 31, 2026 and 2025.
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
In January 2026, the Company and Gensaic executed an amendment which provided, among other changes to the original agreement, (a) the ability for the Company to apply the remaining prepaid research balance of $1.0 million to a new research project that may or may not be limited to PDP products and (b) provide an option at the end of the research project to enter into exclusive negotiations to enter into a license and development agreement with associated compensation. Any newly negotiated license and development agreement and compensation would supersede the original milestone and royalty schedules. In the three months ended March 31, 2026, no additional research activities had been performed.
As of March 31, 2026, none of the above described contingent payments were considered probable.
Non-Operating Loss
During the quarter ended September 30, 2024, the Company was the victim of a criminal scheme involving a business email compromise at one of its development collaborators, which led to a fraudulent transfer totaling $1.8 million to a third-party impersonating one of the Company’s development collaborators. A loss was recorded in other income (expense) in the condensed consolidated statement of operations. The Company subsequently recovered the funds in full and recorded a gain in other income (expense) in the condensed consolidated statement of operations in the first quarter of 2025.
Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. The Company is not currently involved in any material legal matters arising in the normal course of business.
Under the terms of their respective employment agreements, each of the Company’s named executive officers is eligible to receive severance payments and benefits upon a termination without “cause” or due to “permanent disability,” or upon “resignation for good reason,” contingent upon the executive officer’s delivery to the Company of a satisfactory release of claims, and subject to the executive officer’s compliance with non-competition and non-solicitation restrictive covenants for two years following the termination date.

NOTE 11 – COLLABORATION AND LICENSE AGREEMENTS
Takeda Royalty, License and Termination Agreement
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
Under the RLT Agreement, all rights in soticlestat are owned by Takeda or exclusively licensed to Takeda by the Company. Takeda assumed all responsibility for, and costs of, both development and commercialization of soticlestat, and the Company no longer had any financial obligation to Takeda under the original collaboration agreement. In March 2021, upon the closing of the RLT Agreement, the Company received a nonrefundable upfront payment of $196.0 million and, is eligible to receive up to an additional $660.0 million upon Takeda achieving developmental, regulatory and sales milestones. Additionally, the Company is entitled to receive tiered royalties beginning in the low double-digits, and up to 20% on sales if regulatory approval was achieved. In October 2023, the Company sold a 13% stake in the royalty, regulatory and commercial milestone payments that the Company is eligible to receive under the RLT Agreement to Ligand Pharmaceuticals, Inc. for $30.0 million.
During the three months ended March 31, 2026 and 2025, no income or expense was recognized pursuant to the RLT Agreement. In June 2024, Takeda issued a press release indicating the soticlestat trials missed their primary endpoints and noted that while Takeda would discuss the program with FDA, Takeda had fully impaired the asset representing soticlestat. In January 2025, Takeda announced the discontinuation of the program.
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
In June 2025, the Company entered into an amendment to the Marinus License Agreement with Immedica wherein the parties agreed to replace ongoing royalty payment obligations and add additional licensing for a one-time payment of $7.0 million, which was remitted to the Company pursuant to the agreement and recognized as revenue in 2025. Of the $7.0 million, $6.3 million was related to the royalties and existing licenses and $0.7 million was related to a six-month option for Marinus to include additional patent assignments or expansion of the territory or field of use. The Company initially recorded the value of the option as deferred revenue and upon the December 2025, expiration of the option period, recorded the remaining deferred revenue as revenue.
Graviton License Agreement and Equity Purchase
In April 2023, the Company entered into a collaboration and license agreement with Graviton (“Graviton Agreement”), whereby it secured from Graviton an exclusive license to develop and commercialize Graviton’s library of ROCK2 inhibitors including their lead program GV101 (OV888) in rare CNS disorders (excluding amyotrophic lateral sclerosis) worldwide (excluding China, Hong Kong, Macau and Taiwan). Under the Graviton Agreement, the Company and Graviton plan to investigate GV101 (OV888) in cerebral cavernous malformations as well as Graviton’s library of ROCK2 inhibitors in other rare CNS disorders. The Company will be responsible for all development and commercialization costs of the products. Should the Company receive regulatory approval and commercialize any of Graviton’s ROCK2 inhibitors, it will pay Graviton tiered royalties on net sales ranging from the mid- to high-teens. As part of the Graviton Agreement, the Company also purchased shares of Graviton’s preferred stock for $10.0 million. The Company recorded the purchase of the preferred stock as a long-term equity investment on its condensed consolidated balance sheets. In December 2023, March 2024 and December 2025, the Company recognized unrealized gains on the investment due to an observable change in price and recorded the gain in other income (expense), net in the condensed consolidated statements of operations. The program related to this collaboration agreement is currently paused.
NOTE 12 – RELATED PARTY TRANSACTIONS
In March 2021, the Company entered into the RLT Agreement with Takeda. For a description of the RLT Agreement, see Note 11.
In the 2025 Private Placement, Dr. Levin, the Company Executive Chairman, purchased 71 shares of Series B Preferred Stock, 47,333 Series A Warrants, and 35,500 Series B Warrants for an aggregate purchase price of approximately $99,000. On March 24, 2026, Dr. Levin exercised Series A Warrants to purchase 47,773 shares of common stock for a purchase price of $66,266. For additional information on the 2025 Private Placement, see Note 7.
NOTE 13 – NET LOSS PER SHARE
The basic and diluted net loss per common share is presented in conformity with the two-class method required for participating securities and multiple classes of shares. The Company considers its preferred stock to be in-substance common stock (see Note 2) and reflects it as a class of common stock for purposes of calculating net loss per share. While there were no shares of Series A Preferred Stock outstanding at March 31, 2026 and December 31, 2025, the conversion of the Series A Preferred Stock occurred in December 2025 and the weighted average shares outstanding for previous applicable periods are used in calculating net loss per share. The Series B Preferred Stock and the Warrants are participating securities.
Diluted net loss per common share is equivalent to the basic net loss per common share due to the exclusion of outstanding stock options, convertible preferred stock not considered in-substance common stock, outstanding common warrants (excluding Pre-Funded Warrants) and unvested RSUs because the inclusion of these securities would result in an anti-dilutive effect on per common share amounts.
The following table summarizes the calculation of basic and diluted net loss per share:

	For the Three Months Ended March 31, 2026		For the Three Months Ended March 31, 2025
(in thousands, except share and per share data)	Series A Preferred Stock	Common Stock	Series A Preferred Stock	Common Stock
Net loss per share, basic and diluted:
Allocation of net loss	$—	$(16,988)	$(177)	$(10,058)
Weighted average shares outstanding, basic and diluted	—	136,171,393	1,250	71,045,265
Net loss per share, basic and diluted	$—	$(0.12)	$(141.57)	$(0.14)
The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	For the Period Ended
	March 31, 2026	December 31, 2025
Stock options to purchase common stock	20,861,149	17,613,352
Common stock issuable upon exercise of Series A Warrants	19,483,996	38,481,325
Common stock issuable upon exercise of Series B Warrants	28,861,000	28,861,000
Unvested RSUs	669,545	420,080
	50,066,694	85,375,757
NOTE 14 – SEGMENT REPORTING
The Company has determined that it operates as one segment focused on developing medicines for brain disorders with significant unmet need. The Company’s precommercial drug development candidates have similar economic and other characteristics, including all being in the small molecule therapeutic class which shares target markets, development pathways and regulatory environments. The CODM is the President and CEO, who reviews profit and loss information on a consolidated basis to assess performance and make operating and planning decisions, including resource allocations among active programs. The determination of the single segment is consistent with the information provided to the CODM. As the Company’s operations are comprised of a single reporting segment, the segment assets are reflected on the accompanying condensed consolidated balance sheet as “total assets.” Segment asset information is not used by the CODM to make operating and planning decisions or allocate resources.
The following tables summarize the Company’s segment information as presented to the CODM for the periods indicated:

	For the Three Months Ended March 31,
(in thousands)	2026	2025
Revenue	$—	$130
Payroll and payroll-related expenses	1,924	1,837
Direct program expenses
OV329	5,463	859
KCC2 library	1,914	2,778
OV4071	982	—
OV888 (GV101)	—	339
Other programs	424	268
Total direct program expenses	8,785	4,244
Other research and development expenses	472	578
Total research and development expenses	11,181	6,659
Payroll and payroll-related expenses	2,115	3,130
Legal and professional fees	2,771	1,451
General office expenses	1,779	1,440
Total general and administrative expenses	6,665	6,021
Total operating expenses	17,846	12,680
Operating loss	(17,846)	(12,550)
Other income (expense), net	858	2,315
Net loss	$(16,988)	$(10,235)
Other research and development expenses include general office expenses allocated to research and development, including costs related to rent, depreciation of leasehold improvements and nonclinical contract labor. Other income (expense), net includes a gain from fraudulent funds transfer recovery and interest/accretion income on securities.
Other significant segment information includes:

	For the Three Months Ended March 31,
(in thousands)	2026	2025
Stock-based compensation expense	1,046	1,284
Interest/accretion income on securities	737	491
Severance expense	—	435
Gain from recovery of fraudulent funds transfer	—	1,800
Depreciation and amortization	35	141

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission (“SEC”) on March 18, 2026. In addition to historical financial information, the following discussion contains forward-looking statements based upon our current plans, expectations and beliefs that involve risks, uncertainties and assumptions. Our actual results and the timing of selected events may differ materially from those described in or implied by these forward-looking statements as a result of many factors, including those set forth under the section titled “Risk Factors” in Part II, Item 1A. You should carefully read the “Risk Factors” section of this Quarterly Report on Form 10-Q to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”
Overview
We are a biopharmaceutical company dedicated to pioneering better, gentler medicines for the brain. Our company discovers and develops differentiated small molecule medicines for neurological and neuropsychiatric disorders with significant unmet need. Our approach to achieve this goal is scientifically driven, patient focused, and coupled with an integrated and disciplined approach to research, clinical development and business development.
Our team has significant experience with and understanding of epilepsies and other neurological conditions, and we continue to gain insight into the ways the different molecular mechanisms and pathways underlying these disorders impact the symptoms patients experience. We have developed a differentiated pipeline of drug candidates containing novel mechanisms of action (“MoAs”) to target seizures and believe we are the only company that holds a portfolio of direct activators of potassium-chloride cotransporter 2 (“KCC2”). Two of our programs are currently in clinical trials, and others are planned to advance into the clinic. We are initially pursuing therapeutic drug candidates for the potential treatment of drug-resistant focal onset seizures (“FOS”), developmental and epileptic encephalopathies (“DEEs”), including tuberous sclerosis complex (“TSC”) seizures and infantile spasms (“IS”), psychosis associated with Parkinson’s disease and Lewy body dementia (“LBD”) and schizophrenia. If successfully developed and marketed to treat these conditions, we intend to explore these drug candidates for broader neurologic indications. Our cohesive focus in brain disorders with significant unmet need reinforces our belief that we can develop and produce multiple novel medicines, scale our infrastructure, positively impact patients’ lives and create long-term stockholder value.
Since our inception in April 2014, we have devoted substantially all of our efforts to business development, research and development, recruiting management and technical staff, and raising capital. Our major sources of cash have been licensing revenue, proceeds from various public and private offerings of our capital stock, option exercises and interest income. During the three month periods ended March 31, 2026 and 2025, we recorded zero and $0.1 million of royalty revenue, respectively. We recorded net losses of $17.0 million and $10.2 million, respectively, during the three month periods ended March 31, 2026 and 2025. Through March 31, 2026, we had raised net proceeds of $431.7 million from the sale of our capital stock, including $75.1 million from a private placement completed in October 2025 and $56.2 million from a private placement in March 2026. As of March 31, 2026, we had $165.6 million in cash, cash equivalents and marketable securities, working capital of $144.4 million, and an accumulated deficit of $338.7 million. Management believes our cash, cash equivalents and marketable securities as of March 31, 2026, will be sufficient to fund our current operating plans for at least the next 12 months from the issuance of the financial statements contained in this Quarterly Report on Form 10-Q.
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
Our Pipeline
The following chart sets forth the status and mechanism of action of our drug candidates:
Recent Developments
Series A Warrant Exercises
In October 2025, we entered into a Securities Purchase Agreement with the purchasers named therein (the “2025 Investors”), which included Series A warrants (the “Series A Warrants”) to purchase up to 38,481,325 shares of our common stock, par value $0.001 per share, and/or pre-funded warrants to purchase common stock (the “Pre-Funded Warrants”). The Series A Warrants have an exercise price of $1.40 per share.
On March 18, 2026, we publicly announced that we received approval from Human Research Ethics Committee and acknowledgment of our Clinical Trial Notification from the Australian Therapeutic Goods Administration to initiate the Phase 1 clinical trial of KCC2 direct activator compound, OV4071, in Australia. Accordingly, pursuant to the terms of the Series A Warrants, the Series A Warrants were scheduled to expire on April 17, 2026 and were exercised in full prior to such expiration date. As of March 31, 2026, Series A Warrants to purchase a total of 16,140,663 shares of common stock had been delivered in common shares, and Series A Warrants to purchase a total of 2,856,666 shares of common stock had been delivered in Pre-Funded Warrants. At April 17, 2026, the expiration date, no Series A Warrants expired unexercised, with Series A Warrants to purchase 33,597,860 shares of common stock delivered in common shares and Series A Warrants to purchase 4,883,464 delivered in Pre-Funded Warrants for gross proceeds of $53.9 million.
March 2026 Private Placement
On March 17, 2026, we entered into a Securities Purchase Agreement with the purchasers named therein (the “2026 Investors”), pursuant to which we agreed to issue and sell an aggregate of 19,154,321 shares of our common stock at a purchase price of $2.01 per share and, in lieu of common stock, Pre-Funded Warrants to purchase up to 10,701,710 shares of common stock, at a purchase price of $2.009 for each Pre-Funded Warrant, to the 2026 Investors in a private placement (the “2026 Private Placement”). The Pre-Funded Warrants have an exercise price of $0.001 per share and are immediately exercisable. We received net proceeds from the 2026 Private Placement of $56.2 million, after deducting placement agent fees and offering expenses. We intend to use the net proceeds from the 2026 Private Placement, together with our existing cash, cash equivalents and marketable securities, to provide financing to support the expansion of the development of OV329 into additional indications, including TSC and IS, as well as for general research and development expenses.
Significant Risks and Uncertainties
The global economic slowdown, the overall disruption of global healthcare systems and other risks and uncertainties associated with public health crises and global geopolitical tensions, may have a material adverse effect on our business, financial condition, results of operations and growth prospects. The resulting fluctuations in inflation rates may materially affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of our clinical trial materials and supplies, interest rates and overhead costs may adversely affect our operating results. Relatively high interest rates also present a challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Furthermore, economic conditions have produced downward pressure on share prices. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the future on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, global geopolitical tensions, worsening global macroeconomic conditions, and employee availability and wage increases, which may result in additional stress on our working capital resources. Moreover, there is great uncertainty with respect to potential changes in trade regulations, ongoing changes to U.S. and international tariffs and other trade restrictions and trade barriers, renegotiation of international trade agreements or further escalation of trade tension, sanctions and export controls which also increase volatility in the global economy.
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
•countries in which clinical trials are conducted;
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

Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025
The following table summarizes the results of our operations for the periods indicated:

(in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Change $
Revenue:
License and other revenue	$—	$130	$(130)
Total revenue	—	130	(130)
Operating expenses:
Research and development	11,181	6,659	4,522
General and administrative	6,665	6,021	644
Total operating expenses	17,846	12,680	5,166
Loss from operations	(17,846)	(12,550)	(5,296)
Other income (expense), net	858	2,315	(1,457)
Loss before provision for income taxes	(16,988)	(10,235)	(6,753)
Provision for income taxes	—	—	—
Net loss	$(16,988)	$(10,235)	$(6,753)
Revenue
No revenue was recognized in the three months ended March 31, 2026, compared to $0.1 million was for the same period in 2025, which related to our royalty agreement with Marinus and Immedica, see Note 10.
Research and Development Expenses

(in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Change $
Preclinical and clinical development expenses	$8,785	$4,244	$4,541
Payroll and payroll-related expenses	1,924	1,837	87
Other expenses	472	578	(106)
Total research and development	$11,181	$6,659	$4,522
During the three months ended March 31, 2026, research and development expenses were $11.2 million, compared to $6.7 million for the same period in 2025, representing an increase of $4.5 million, which related primarily to the preclinical and clinical activity of our primary programs, OV329 and OV4071.
General and Administrative Expenses

(in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Change $
Payroll and payroll-related expenses	$2,115	$3,130	$(1,015)
Legal and professional fees	2,771	1,451	1,320
General office expenses	1,779	1,440	339
Total general and administrative	$6,665	$6,021	$644
General and administrative expenses were $6.7 million and $6.0 million for the three months ended March 31, 2026 and 2025, respectively. The increase in general and administrative expenses is primarily due to increased accounting and audit, legal, business development and other professional fees, offset by a decrease in payroll and related expenses resulting from lower headcount between the three month periods as well as recognition of approximately $0.6 million of severance costs and sign-on bonuses in the three months ended March 31, 2025.
Other Income (Expense), net
Other income (expense), net, for the three months ended March 31, 2026 and 2025 were gains of $0.9 million and $2.3 million, respectively. Items reflected in other income (expense), net, in both periods were primarily interest income and accretion on U.S. treasury investments, as well as a gain recognized on recovery of a fraudulent funds transfer of $1.8 million in the three months ended March 31, 2025.
Liquidity and Capital Resources
Overview
As of March 31, 2026, we had total cash, cash equivalents and marketable securities of $165.6 million, excluding $25.6 million of additional proceeds received subsequent to quarter end from the exercise of the Series A Warrants. We believe that our cash, cash equivalents and marketable securities as of March 31, 2026 will be sufficient to fund our current operating plans through at least the next 12 months from the issuance of the financial statements contained in this Quarterly Report on Form 10-Q.
Similar to other development-stage biotechnology companies, we have generated limited revenue. We have incurred losses and experienced negative operating cash flows in most periods since our inception. We recorded net losses of $17.0 million and $10.2 million, respectively, during the three month periods ended March 31, 2026 and 2025, had an accumulated deficit of $338.7 million and working capital of $144.4 million as of March 31, 2026, and expect to incur losses for at least the next several years.
2025 Private Placement and Series A Warrant Exercises
In October 2025, we issued and sold an aggregate of (i) 57,722 shares of Series B Preferred Stock, (ii) Series A Warrants to purchase up to 38,481,325 shares of our common stock and/or Pre-Funded Warrants and (iii) Series B Warrants to purchase up to 28,861,000 shares of common stock and/or Pre-Funded Warrants to the 2025 Investors in the 2025 Private Placement. We received initial net proceeds of $75.1 million from the 2025 Private Placement, after deducting placement agent fees and offering expenses. The Series A Warrants and Series B Warrants each have an exercise price of $1.40 per share.
On March 18, 2026, we publicly announced that we received approval from Human Research Ethics Committee and acknowledgment of our Clinical Trial Notification from the Australian Therapeutic Goods Administration to initiate the Phase 1 clinical trial of our KCC2 direct activator compound, OV4071, in Australia. Accordingly, pursuant to the terms of the Series A Warrants, the Series A Warrants were scheduled to expire on April 17, 2026 and were exercised in full prior to such expiration date, resulting in the receipt of $50.6 million of additional proceeds, net of expenses.
We may further receive up to $40.0 million in additional gross proceeds assuming the exercise in full of the Series B Warrants. In the event that the closing price of our common stock equals or exceeds 300% of the exercise price (subject to customary adjustments) for 20 of any 30 consecutive trading days, we may elect to require exercise of the Series B Warrants for cash. The Series B Warrants are exercisable and expire on October 6, 2030.
2026 Private Placement
We received net proceeds from the 2026 Private Placement of $56.2 million, after deducting placement agent fees and offering expenses. We intend to use the net proceeds from the 2026 Private Placement, together with our existing cash, cash equivalents and marketable securities, to provide financing to support the expansion of the development of OV329 into additional indications, including TSC and IS, as well as for general research and development expenses. See “Recent Developments – March 2026 Private Placement” above for additional information.
At-the-Market Offering Program
In November 2023, we filed a shelf registration statement on Form S-3 (Registration No. 333-275307) that allows us to sell up to an aggregate of $250.0 million of our common stock, preferred stock, convertible debt securities and/or warrants, which includes a prospectus covering the issuance and sale of up to $75.0 million of common stock pursuant to our at-the-market (“ATM”) program. During the three months ended March 31, 2026, we have sold 1,500,000 shares through the ATM for net proceeds of approximately $2.4 million, after deducting sales agent fees and other offering expenses. As of March 31, 2026, the Company had $72.6 million available under its ATM offering program.

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
As of March 31, 2026, we had no long-term debt and no material non-cancelable purchase commitments with service providers, as we have generally contracted on a cancellable, purchase order basis. We cannot estimate whether we will receive or the timing of any potential contingent payments upon the achievement by us of clinical, regulatory and commercial events, as applicable. In addition, we cannot estimate the timing of any potential royalty payments that we may be required to make under license agreements we have entered into with various entities pursuant to which we have in-licensed certain intellectual property as contractual obligations or commitments, including agreements with AstraZeneca and Northwestern. Pursuant to these license agreements, we have agreed to make milestone payments up to an aggregate of $279.3 million upon the achievement of certain development, regulatory and sales milestones. We excluded these contingent payments from the condensed consolidated financial statements, given that the timing, probability, and amount, if any, of such payments cannot be reasonably estimated at this time.
In September 2021, we entered into a 10-year lease agreement for our corporate headquarters in New York, New York. The lease provides for monthly rental payments over the lease term. The base rent under the lease is currently $2.3 million per year. Payment obligations under the lease agreement include $2.3 million in the 12 months subsequent to March 31, 2026 and $16.4 million over the remaining term of the agreement. For additional information see Note 5 to our condensed consolidated financial statements under the heading “Leases.”
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
Additionally, while the long-term economic impact of global geopolitical tensions is difficult to assess or predict, such events have caused significant disruptions to the global financial markets and contributed to a general global economic slowdown. Furthermore, inflation rates have increased recently to levels not seen in decades, which may also be impacted by the implementation of tariffs by the United States and other countries. Moreover, there is great uncertainty with respect to potential changes in trade regulations, tariffs, sanctions and export controls which also increase volatility in the global economy. In addition, the U.S. Federal Reserve has raised interest rates in the past in response to concerns about inflation. Relatively high interest rates and fluctuations in inflation, especially if coupled with a significant change in government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. If the disruptions and slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our ability to pursue our business strategy.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

(in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net cash (used in) provided by:
Operating activities	$(13,899)	$(10,280)
Investing activities	5,950	5,102
Financing activities	88,982	13
Effect of exchange rates on cash, cash equivalents and restricted cash	(122)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$80,911	$(5,165)
Net Cash Used In Operating Activities
Net cash used in operating activities was $13.9 million for the three months ended March 31, 2026, which consisted primarily of net loss of $17.0 million and an increase of $2.3 million in accounts payable and accrued expenses, primarily related to increased preclinical and clinical programs for OV329 and OV4071, offset by $1.0 million of noncash stock-based compensation expense. Net cash used in operating activities was $10.3 million for the three months ended March 31, 2025, which primarily consisted of net loss of $10.2 million, offset by netting effects of changes in accounts payable and accrued expenses and noncash stock-based compensation expense.
Net Cash Provided By Investing Activities
Net cash provided by investing activities was $6.0 million and $5.1 million for the three months ended March 31, 2026 and 2025, respectively, which was due to the maturity and sales of marketable securities during the periods, offset by purchases of marketable securities.
Net Cash Provided By Financing Activities
Net cash provided by financing activities during the three months ended March 31, 2026 resulted primarily from the 2026 Private Placement, exercises of Series A Warrants and the sale of common stock under our ATM program. For the same period in 2025, cash provided from financing activities resulted solely from proceeds from the exercise of stock options and purchases under the employee stock purchase plan.
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
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the revenue and expenses incurred during the reported periods. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are described in greater detail in Note 2 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
During the three month period ended March 31, 2026, there were no material changes to our critical accounting policies as reported for the year ended December 31, 2025 as part of our Annual Report on Form 10-K, which was filed with the SEC on March 18, 2026. In addition, see Note 2 of our condensed consolidated financial statements under the heading “Recent Accounting Pronouncements” for new accounting pronouncements or changes to the accounting pronouncements during the three months ended March 31, 2026.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The primary objectives of our investment activities are to ensure liquidity and to preserve capital. As of March 31, 2026, we had cash, cash equivalents and marketable securities totaling $165.6 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in institutional market funds that are comprised of U.S. treasury and U.S. treasury-backed repurchase agreements as well as treasury notes and high quality short-term corporate bonds.
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
As of March 31, 2026, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2026, our disclosure controls and procedures were effective.
Management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with GAAP.
Changes in Internal Control over Financial Reporting
There have been no changes in internal controls over financial reporting during our most recent quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•We rely on third parties to conduct, supervise and monitor our preclinical studies and clinical trials, and if those third parties perform in an unsatisfactory manner, it may harm our business.
•We may need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.
•We are subject to numerous and varying privacy and security laws, and our failure to comply could result in penalties and reputational damage.
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
Our operations have consumed substantial amounts of cash since our inception. As of March 31, 2026, our cash, cash equivalents and marketable securities were $165.6 million and we had an accumulated deficit of $338.7 million. We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our operating and capital expenditure requirements through at least 12 months from the issuance of our unaudited interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. However, our operating plans may change because of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.
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
We have historically incurred significant operating losses. Our net loss for the quarter ended March 31, 2026 was $17.0 million and we had an accumulated deficit of $338.7 million as of that date. We expect to incur operating losses in the future. Since inception, we have devoted substantially all of our efforts to business development, research and development, recruiting management and technical staff and raising capital.
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
All of our current drug candidates are in clinical or preclinical development and their risk of failure is high. We must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that each of our drug candidates are safe and effective for its intended indications before we are prepared to submit an NDA for regulatory approval. We cannot predict with any certainty if or when we might submit an NDA for any of our product candidates or whether any such application will be approved by the FDA. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous review and regulatory requirements by numerous government authorities in the United States and in other countries where we intend to test and market our product candidates. For instance, the FDA or similar regulatory authorities in other countries may not agree with our proposed endpoints for any future clinical trial of our product candidates, which may delay the commencement of such clinical trial.
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
We focus our research and drug development on treatments for brain disorders with significant unmet need. This specifically includes medicines to treat symptoms of excess neuronal excitation such as seizures and psychoses that manifest in specific epilepsies, psychiatric, neurodegenerative and neurodevelopmental conditions. We are developing medicines for rare and broader conditions. Identifying and qualifying patients to participate in our clinical trials is critical to our success. The number of patients suffering from the disorders that we are targeting is small and has not been established with precision. If the actual number of patients with these disorders is smaller than we anticipate, we may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development and approval of our drug candidates. Even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data, the number and nature of competing treatments and ongoing clinical trials of competing therapies for the same indication, the proximity of patients to clinical sites and the eligibility criteria for the trial, any such enrollment issues could cause delays or prevent development and approval of our drug candidates. Because we are focused on addressing rare neurological disorders, there are limited patient pools from which to draw in order to complete our clinical trials in a timely and cost-effective manner. Furthermore, our efforts to build relationships with patient communities may not succeed, which could result in delays in patient enrollment in our clinical trials. In addition, any negative results we may report in clinical trials of our drug candidate may make it difficult or impossible to recruit and retain patients in other clinical trials of that same drug candidate. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our drug candidates, or could render further development impossible.

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
We focus our research and drug development on treatments for brain disorders with significant unmet need. This specifically includes medicines to treat symptoms of excess neuronal excitation such as seizures and psychoses that manifest in specific epilepsies, psychiatric, neurodegenerative and neurodevelopmental conditions. We are developing medicines for both rare and broader conditions. As a result of the disorders that we are targeting for drug development, our eligible patient population and pricing estimates may differ significantly from the actual market addressable by our drug candidates. Our projections of both the number of people who have these disorders, as well as the subset of people with these disorders who have the potential to benefit from treatment with our drug candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these disorders. The number of patients may turn out to be lower than expected. Likewise, the potentially addressable patient population for each of our drug candidates may be limited or may not be amenable to treatment with our drug candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business.

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
Our business strategy is based on acquiring or in-licensing compounds directed at certain epilepsies, seizure-related disorders, and other neurological disorders. As a result, we intend to periodically explore a variety of possible additional strategic collaborations in an effort to gain access to additional drug candidates or resources. At the current time, we cannot predict what form such a strategic collaboration might take. We are likely to face significant competition in seeking appropriate strategic collaborators, and strategic collaborations can be complicated and time consuming to negotiate and document. We may not be able to negotiate strategic collaborations on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any additional strategic collaborations because of the numerous risks and uncertainties associated with establishing them, and we cannot predict the success of any collaborations that we enter into. We may enter into strategic collaborations that we subsequently no longer wish to pursue.

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
•the Physician Payments Sunshine Act, which is part of PPACA, requires that certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, information related to: (i) payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals; and (ii) ownership and investment interests held by physicians and their immediate family members;
•state and foreign law equivalents of each of the above federal laws, state and local laws that require certain regulatory licenses to manufacture or distribute products commercially and/or the registration of pharmaceutical sales representatives in the jurisdiction, state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and/or information regarding drug pricing, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or to adopt compliance programs as prescribed by state laws and regulations, or that otherwise restrict payments that may be made to healthcare providers, and state laws and regulations that require drug manufacturers to file reports relating to drug pricing and marketing information, and;
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
A primary trend in the U.S. healthcare industry and elsewhere is cost containment. For example, the U.S. Department of Health and Human Services (“HHS”) imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. In addition, HHS has been empowered to negotiate the price of certain single-source drugs that have been on the market for at least seven (7) years and single-source biologics that have been on the market for at least eleven (11) years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our current and any future product candidates that we develop, which could have an adverse effect on our operating results and our overall financial condition. Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. We cannot be sure that coverage and reimbursement will be available for any drug that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Inadequate coverage and reimbursement may impact the demand for, or the price of, any drug for which we obtain marketing approval. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our current and any future drug candidates that we develop. Further, coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future.
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
Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, PPACA was passed, which substantially changed the way healthcare is financed by both the government and private insurers and significantly impacts the U.S. pharmaceutical industry.
There have been amendments to and executive, judicial and congressional branch challenges to certain aspects of PPACA. For example, on July 4, 2025, the annual reconciliation bill, the “One Big Beautiful Bill Act” (“OBBBA”), was signed into law, which narrowed access to PPACA marketplace exchange enrollment and declined to extend the PPACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired PPACA subsidies. In the United States, we expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.
The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, the Centers for Medicare & Medicaid Services and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for certain pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the MAHA Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great

Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on PBM payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, in Loper Bright Enterprises v. Raimondo, the United States Supreme Court greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.
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
Our commercial success depends, in part, upon our ability and the ability of our current or future collaborators to develop, manufacture, market and sell our current and any future drug candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and any future drug candidates and technology, including interference proceedings, post grant review and inter partes review before the USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could have a negative impact on our ability to commercialize our current and any future drug candidates. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. If we are found to infringe a third party’s valid and enforceable intellectual property rights, we could be required to obtain a license from such third party to continue developing, manufacturing and marketing our drug candidate(s) and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing and commercializing the infringing technology or drug candidate. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement could prevent us from manufacturing and commercializing our current or any future drug candidates or force us to cease some or all of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business, financial condition, results of operations and prospects. See the section herein titled “Item 1. Legal Proceedings” for additional information.
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
Risks Related to Our Business Operations, Employee Matters and Managing Growth
We are highly dependent on the services of our senior management team, including our President and Chief Executive Officer, Margaret (“Meg”) Alexander, and our Executive Chairman, Dr. Jeremy M. Levin, and if we are not able to retain these members of our management team or recruit and retain additional management, clinical and scientific personnel, our business will be harmed.
We are highly dependent on our senior management team, including our President and Chief Executive Officer, Margaret (“Meg”) Alexander, and our Executive Chairman, Dr. Jeremy M. Levin. The employment agreements we have with these officers do not prevent such persons from terminating their employment with us at any time. The loss of the services of any of these persons could impede the achievement of our research, development, operational, financial and commercialization objectives.
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
We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit and share (collectively, process) large amounts of sensitive data, and, as a result, we and the third parties with whom we work face a variety of continuously evolving threats that have caused and could cause future security incidents. Cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities are increasing in their frequency, levels of persistence, sophistication and intensity, and are also being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. Such attacks could include the deployment of harmful malware (including as a result of advanced persistent threat intrusions), ransomware attacks, denial-of-service attacks, credential stuffing and/or harvesting, social engineering (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of sensitive data or other information technology assets, adware, attacks enhanced or facilitated by AI, telecommunications failures, earthquakes, fires, floods and other means to affect service reliability and threaten the confidentiality, integrity and availability of our information systems and sensitive data. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.
In addition, many of those third parties in turn subcontract or outsource some of their responsibilities to other third parties. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the accessibility and distributed nature of our information technology systems, and the sensitive data stored on those systems, make such systems vulnerable to unintentional or malicious, internal and external attacks on our technology environment. We have also outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, and as a result, certain third parties with whom we work have access to our computer networks and/or our sensitive data. In addition, many of those third parties in turn subcontract or outsource some of their responsibilities to other third parties. Our ability to monitor the third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. When the third parties with whom we work experience a security incident or other interruption, which has occurred in the past, we could experience adverse consequences. For example, in the third quarter of 2024, we were notified of a business email compromise impacting a development collaborator, which resulted in our payment being misdirected to a fraudulent account. The funds were fully recovered in January 2025. In the absence of recovery of funds or other remuneration, we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised. Increasing geopolitical tensions and wars are likely to increase the frequency of cybersecurity attacks.
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
It may be difficult and/or costly to detect, investigate, mitigate, contain and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain and remediate a security incident could result in outages, data losses and disruptions of our business. For example, we utilize a phishing reporting feature that allows our IT function to analyze and assess whether suspicious emails are phishing attempts. This system is reliant on AI and employee awareness and diligence, both of which may be exploited or not always successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks. We have in the past and will in the future expend significant resources or modify our business activities to try to protect against current and constantly evolving security incidents. Additionally, certain data privacy and security obligations will require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data.
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
In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions have and may continue to adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered individuals (i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident, or a contract, a covered person or country of concern, as applicable) that may impact certain business activities such as vendor engagements, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to transfer data in connection with certain transactions or agreements.
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
Our NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. Under applicable U.S. tax law, our federal NOLs generated in tax years beginning on or before December 31, 2017, are permitted to be carried forward for 20 years. Under the Tax Cuts and Jobs Act, or the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, federal NOLs incurred in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the utilization of such federal NOLs is limited.
In addition, under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” its ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points (by value) over their lowest ownership percentage over a rolling three-year period. In August 2015 and February 2019, we experienced ownership changes, and we may experience ownership changes in the future as a result of shifts in our stock ownership (some of which are outside our control). In October 2025 and March 2026, we completed financings but did not conduct a formal Section 382 study. As a result, if we earn net taxable income, our ability to use our pre-change NOLs and certain other tax attributes to offset such taxable income may be subject to limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
For the three months ended March 31, 2026, we recorded no U.S. federal or state income tax provision, based on a pre-tax loss of $17.0 million. As of December 31, 2025, we had available $214.9 million of unused NOL carryforwards for U.S. federal income tax purposes, $202.7 million of unused NOL carryforwards for New York and other state income tax purposes, and $163.8 million of unused NOL carryforwards for New York City income tax purposes that may be applied against future taxable income. Our NOL carryforwards are significantly limited such that even if we achieve profitability in future periods, we may not be able to utilize most of the NOL carryforwards, which could have a material adverse effect on cash flow and results of operations.
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
The market price of our common stock has been and likely will remain volatile. For example, during the three months ended March 31, 2026, the closing price of our common stock on the Nasdaq Capital Market ranged from $1.42 per share to $2.62 per share. In June 2024, we experienced a stock price drop following our announcement of Takeda’s release of topline Phase 3 study results for soticlestat, noting that soticlestat narrowly missed its primary endpoint and showed clinically meaningful and significant effects in multiple key secondary efficacy endpoints with respect to Dravet syndrome and missed its primary endpoint with respect to Lennox-Gastaut syndrome. In addition, the stock market in general and the market for biopharmaceutical or pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to new or ongoing public health crises or other inflationary factors, may negatively affect the market price of our common stock, regardless of our actual operating performance. As a result of this volatility, stockholders may lose all or part of their investment in our common stock since they may be unable to sell their shares at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:
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
Based upon shares of our common stock outstanding as of April 17, 2026, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 69.4% of our outstanding common stock.
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
Item 5. Other Information
Director and Officer Trading Arrangements
During the three months ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.3	Form of Series A Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-38085), filed with the Commission on October 3, 2025).

4.4	Form of Series B Warrant (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-38085), filed with the Commission on October 3, 2025).

4.5	Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K (File No. 001-38085), filed with the Commission on March 18, 2026).

10.1*	Amended Non-Employee Director Compensation Policy, effective January 1, 2026.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page formatted as Inline XBRL and contained within Exhibit 101
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

OVID THERAPEUTICS INC.

Date: May 12, 2026	By:	/s/ Margaret Alexander
Margaret Alexander
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 12, 2026	By:	/s/ Jeffrey Rona
Jeffrey Rona
Chief Business and Financial Officer (Principal Financial and Accounting Officer)