Form 10-Q
period 2026-06-30
Ovid Therapeutics Inc.
filed 2026-08-13
CIK 1636651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________ to ______________________
Commission File Number: 001-38085
_______________________________________________________
Ovid Therapeutics Inc.
(Exact Name of Registrant as Specified in its Charter)
_______________________________________________________

Delaware	46-5270895
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

441 Ninth Avenue, 14th Floor New York, New York	10001
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (646) 661-7661

(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	OVID	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
As of August 11, 2026, the registrant had 195,297,857 shares of common stock, $0.001 par value per share, outstanding.

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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
OVID THERAPEUTICS INC.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except share and per share data)	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$11,327	$13,153
Marketable securities	105,892	56,482
Prepaid expenses and other current assets	6,398	4,733
Total current assets	123,617	74,368

Marketable securities - noncurrent	52,550	20,812
Long-term equity investments	42,694	41,961
Restricted cash	1,931	1,931
Right-of-use asset, net	10,980	11,610
Property and equipment, net	201	252
Total assets	$231,973	$150,934

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,072	$1,956
Accrued expenses	4,424	4,899
Current portion, lease liability	1,484	1,433
Total current liabilities	9,980	8,288

Long-term liabilities:
Lease liability	11,231	11,986
Royalty monetization liability	872	—
Total liabilities	22,083	20,274

Stockholders’ equity:
Common stock, $0.001 par value; 315,000,000 shares authorized; 184,755,735 and 130,184,353 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	185	130
Additional paid-in-capital	564,165	452,445
Accumulated other comprehensive loss	(750)	(202)
Accumulated deficit	(353,710)	(321,713)
Total stockholders’ equity	209,890	130,660
Total liabilities and stockholders’ equity	$231,973	$150,934
See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.
Condensed Consolidated Statements of Operations
(unaudited)

(in thousands, except share and per share data)	For The Three Months Ended June 30, 2026	For The Three Months Ended June 30, 2025	For The Six Months Ended June 30, 2026	For The Six Months Ended June 30, 2025
Revenue:
License and other revenue	$733	$6,272	$733	$6,402
Total revenue	733	6,272	733	6,402
Operating expenses:
Research and development	9,957	6,465	21,137	13,123
General and administrative	6,474	4,880	13,138	10,902
Total operating expenses	16,431	11,345	34,275	24,025
Loss from operations	(15,698)	(5,073)	(33,542)	(17,623)
Other income (expense), net	689	389	1,546	2,704
Loss before provision for income taxes	(15,009)	(4,684)	(31,996)	(14,919)
Provision for income taxes	—	—	—	—
Net loss	$(15,009)	$(4,684)	$(31,996)	$(14,919)
Net loss per share of Series A preferred stock, basic and diluted	$—	$(64.73)	$—	$(206.27)
Weighted-average Series A preferred stock shares outstanding, basic and diluted	—	1,250	—	1,250
Net loss per share of common stock, basic and diluted	$(0.08)	$(0.06)	$(0.19)	$(0.21)
Weighted-average common stock shares outstanding, basic and diluted	197,453,293	71,109,514	166,674,573	71,077,747
See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)

(in thousands)	For The Three Months Ended June 30, 2026	For The Three Months Ended June 30, 2025	For The Six Months Ended June 30, 2026	For The Six Months Ended June 30, 2025
Net loss	$(15,009)	$(4,684)	$(31,996)	$(14,919)
Other comprehensive loss:
Cumulative translation adjustment	(4)	(11)	(126)	(31)
Unrealized loss on marketable securities	(324)	(1)	(422)	(3)
Comprehensive loss	$(15,337)	$(4,696)	$(32,544)	$(14,953)
See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

(in thousands, except shares)	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2025	—	$—	130,184,353	$130	$452,445	$(202)	$(321,713)	$130,660
Issuance of shares of common stock sold under the ATM program, net of expenses	—	—	1,500,000	2	2,365	—	—	2,367
Issuance of shares of common stock and pre-funded warrants from private placement financing	—	—	19,154,321	19	59,981	—	—	60,000
Expenses related to the issuance of shares of common stock and pre-funded warrants from private placement financing	—	—	—	—	(3,816)	—	—	(3,816)
Exercise of Series A warrants to shares of common stock and pre-funded warrants	—	—	16,140,663	16	26,577	—	—	26,593
Expenses related to the exercise of Series A warrants to shares of common stock and pre-funded warrants	—	—	—	—	(1,593)	—	—	(1,593)
Issuance of shares of common stock from exercise of stock options, employee stock purchase plan and vesting of RSU awards	—	—	287,129	—	220	—	—	220
Stock-based compensation expense	—	—	—	—	1,046	—	—	1,046
Other comprehensive loss	—	—	—	—	—	(220)	—	(220)
Net loss	—	—	—	—	—	—	(16,988)	(16,988)
Balance, March 31, 2026	—	$—	167,266,466	$167	$537,225	(422)	$(338,701)	$198,269
Exercise of Series A warrants to shares of common stock and pre-funded warrants	—	—	17,457,197	18	27,276	—	—	27,294
Expenses related to the exercise of Series A warrants to shares of common stock and pre-funded warrants	—	—	—	—	(1,774)	—	—	(1,774)
Issuance of shares of common stock from exercise of stock options, employee stock purchase plan and vesting of RSU awards	—	—	32,072	—	7	—	—	7
Stock-based compensation expense	—	—	—	—	1,431	—	—	1,431
Other comprehensive loss	—	—	—	—	—	(328)	—	(328)
Net loss	—	—	—	—	—	—	(15,009)	(15,009)
Balance, June 30, 2026	—	$—	184,755,735	$185	$564,165	$(750)	$(353,710)	$209,890
(in thousands, except shares)	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	1,250	$—	71,009,866	$71	$372,489	$(35)	$(304,299)	$68,226
Issuance of common stock from exercise of stock options, employee stock purchase plan and vesting of RSU awards	—	—	99,648	—	13	—	—	13
Stock-based compensation expense	—	—	—	—	1,284	—	—	1,284
Other comprehensive loss	—	—	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	—	—	(10,235)	(10,235)
Balance, March 31, 2025	1,250	$—	71,109,514	$71	$373,786	(47)	$(314,534)	$59,276
Stock-based compensation expense	—	—	—	—	1,219	—	—	1,219
Other comprehensive loss	—	—	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	—	—	(4,684)	(4,684)
Balance, June 30, 2025	1,250	$—	71,109,514	$71	$375,005	$(69)	$(319,218)	$55,789
See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

(in thousands)	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Cash flows from operating activities:
Net loss	$(31,996)	$(14,919)
Adjustments to reconcile net loss to cash used in operating activities:
Increase in fair value of royalty monetization liability	872	—
Noncash consideration received in licensing agreement transaction	(733)	—
Unrealized loss on equity investment	—	66
Change in accrued interest and accretion of discount on marketable securities	(787)	(322)
Stock-based compensation expense	2,477	2,503
Depreciation and amortization expense	51	240
Noncash operating lease expense	630	582
Change in lease liability	(704)	(657)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(1,665)	(878)
Accounts payable	2,116	760
Accrued expenses	(1,754)	(3,147)
Deferred revenue	—	718
Net cash used in operating activities	(31,493)	(15,054)

Cash flows from investing activities:
Purchase of marketable securities	(106,790)	(9,845)
Sales/maturities of marketable securities	26,000	27,000
Net cash (used in) provided by investing activities	(80,790)	17,155

Cash flows from financing activities:
Proceeds from sale of shares of common stock and pre-funded warrants, net of expenses	56,184	—
Proceeds from exercise of Series A warrants into shares of common stock and pre-funded warrants, net of expenses	51,805	—
Proceeds from sale of shares of common stock under ATM program, net of expenses	2,367	—
Proceeds from exercise of options and employee stock purchase plan	227	13
Net cash provided by financing activities	110,583	13

Effect of exchange rates on cash, cash equivalents and restricted cash	(126)	—

Net (decrease) increase in cash, cash equivalents and restricted cash	(1,826)	2,114
Cash, cash equivalents and restricted cash, at beginning of period	15,084	28,232
Cash, cash equivalents and restricted cash, at end of period	$13,258	$30,346

Noncash investing and financing activities:
Banking and placement fees in accounts payable and accrued expenses	$1,285	$—
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
The Company’s major sources of cash have been licensing revenue, proceeds from various public and private offerings of its capital stock, option exercises and interest income. As of June 30, 2026, the Company had $169.8 million in cash, cash equivalents and marketable securities. Since inception, the Company has generated its revenue primarily from the Company’s royalty, license and termination agreement (“RLT Agreement”) with Takeda Pharmaceutical Company Limited (“Takeda”). For most periods, the Company has incurred losses, has experienced negative operating cash flows and has required significant cash resources to execute its business plans, which the Company expects will continue for the foreseeable future. The Company had an accumulated deficit of $353.7 million as of June 30, 2026, working capital of $113.6 million and net cash used in operating activities of $31.5 million for the six month period ended June 30, 2026. The Company recorded net losses of $32.0 million and $14.9 million, respectively, during the six month periods ended June 30, 2026 and 2025, and expects to incur losses in subsequent periods for at least the next several years. The Company is highly dependent on its ability to find additional sources of funding through either equity offerings, debt financings, collaborations, strategic alliances, licensing agreements or a combination of any such transactions.
Management believes that the Company’s existing cash, cash equivalents and marketable securities as of June 30, 2026 will be sufficient to fund its current operations through at least 12 months from the date of the issuance of these unaudited interim condensed consolidated financial statements. Adequate additional funding may not be available to the Company on acceptable terms or at all. The failure to raise capital as and when needed will have a negative impact on the Company’s financial condition and ability to pursue its business strategy. If the Company is unable to raise capital on acceptable terms, the Company will be required to delay, reduce the scope of or eliminate research and development programs, or obtain funds through arrangements with collaborators or others that may require the Company to relinquish rights to certain drug candidates that the Company might otherwise seek to develop or commercialize independently.
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
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(A) Unaudited Interim Condensed Consolidated Financial Statements
The interim condensed consolidated balance sheet at June 30, 2026 and the condensed consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ equity for the three and six month periods ended June 30, 2026 and 2025 are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and follow the requirements of the SEC for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by GAAP are condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of its financial information. The results of operations for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other future annual or interim period. The balance sheet as of December 31, 2025 included herein was derived from the audited financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K.
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
(F) Long-Term Equity Investments
Long-term equity investments consist of equity investments in the preferred shares of Gensaic, Inc., formerly M13 Therapeutics, Inc. (“Gensaic”), Graviton Bioscience Corporation (“Graviton”) and a newly formed private company (“NewCo”), which are all privately held corporations. The preferred shares are not considered in-substance common stock, and the investments are accounted for at cost, with adjustments for observable changes in prices or impairments, and are classified within long-term equity investments on the condensed consolidated balance sheets with adjustments recognized in other income (expense), net on the condensed consolidated statements of operations. The Company has determined that these equity investments do not have a readily determinable fair value and elected the measurement alternative. Therefore, the carrying amount of the equity investments will be adjusted to fair value at the time of the next observable price change for the identical or similar investment of the same issuer or when an impairment is recognized. Each reporting period, the Company performs a qualitative assessment to evaluate whether the investments are impaired. The assessment includes a review of recent operating results and trends, recent sales/acquisitions of the investees’ securities, and other publicly available data. If an investment is determined to be impaired, the Company will then write it down to its estimated fair value.
The following table summarizes the long-term equity investments, related adjustments and net carrying value:

(in thousands)	Initial Carrying Value	Fair Value Measurement Adjustments	Impairment Adjustments	Net Carrying Value for the Period Ended June 30, 2026
Gensaic	$5,132	$—	$—	$5,132
Graviton	10,000	26,829	—	36,829
NewCo	733	—	—	733
	$15,865	$26,829	$—	$42,694
No measurement adjustments and no impairments were recognized in the three and six month periods ended June 30, 2026 and 2025.
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
The three levels of the fair value hierarchy are as follows:
•Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities. The Company’s Level 1 assets consisted of investments in a U.S. treasury money market fund of $7.0 million as of June 30, 2026, and U.S. treasury money market funds totaling $7.6 million as of December 31, 2025.
•Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted prices of similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active). Level 2 includes financial instruments that are valued using models or other valuation methodologies. The Company’s Level 2 assets consisted of U.S. treasury bills, totaling $158.4 million as of June 30, 2026 and $82.3 million as of December 31, 2025.
•Level 3—Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when their fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. There were no Level 3 assets as of June 30, 2026 or December 31, 2025. The Company’s Level 3 liabilities consisted of a royalty monetization liability that was $0.9 million as of June 30, 2026 and immaterial as of December 31, 2025, due to the improbability that the program would be further developed into a commercial product.
The carrying amounts reported in the balance sheets for cash and cash equivalents, other current assets, accounts payable and accrued expenses approximate their fair values based on the short-term maturity of these instruments.
(H) Leases
The Company determines if an arrangement is a lease at inception and recognizes the lease in accordance with FASB Accounting Standards Codification (“ASC”) 842. Operating leases are included in right-of-use (“ROU”) assets, current portion, lease liability and long-term lease liability in the Company’s condensed consolidated balance sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. The Company determines the portion of the lease liability that is current as the difference between the calculated lease liability at the end of the current period and the lease liability that is projected 12 months from the current period.

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
(J) Royalty Monetization Liability
The Company accounted for its sale to Ligand Pharmaceuticals Incorporated (“Ligand”) of a 13% share of royalties and milestones owed to the Company related to the potential approval and commercialization of soticlestat (“Ligand Agreement”) in accordance with ASC 470, Debt, classifying the proceeds received from the sale to Ligand as debt as the Company determined that it had significant continuing involvement in the generation of the cash flows to Ligand. The Company further elected to account for the debt at fair value with changes in the fair value of the debt classified as other income (expense) in the condensed consolidated statements of operations. In June 2024, Takeda issued a press release indicating the soticlestat trials missed their primary endpoints and noted that while Takeda would discuss the program with the FDA, Takeda fully impaired the asset representing soticlestat. In January 2025, Takeda announced the discontinuation of the program. In May 2026, NewCo was formed with an initial focus on commercializing soticlestat for use in patients with rare epileptic disorders. The Company entered into the Amended and Restated Royalty, License and Termination Agreement with NewCo (the “NewCo Agreement”), which, along with a concurrently executed agreement between Takeda and NewCo, together assign all of Ovid’s and all of Takeda’s intellectual property rights related to soticlestat to NewCo with the intention of commercializing soticlestat for use in patients with rare epileptic disorders. Concurrently, the Company entered into the Amended and Restated Purchase and Sale Agreement with Ligand (the “Amended Ligand Agreement”), which is described in more detail in Note 11. In May 2026, the Company used Level 3 inputs in a present value of probability-adjusted cash flow model which valued its royalty monetization liability at $0.9 million. The liability will be assessed each period for changes in fair value, with further adjustments recorded as other income (expense), net in the condensed consolidated statements of operations.
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
(O) Retirement Plan
The Company maintains a 401(k) retirement plan for its employees that is intended to qualify under Sections 401(a) and 501(a) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). The Company provides all active employees with a 100% matching contribution equal to 3% of an employee’s eligible deferred compensation and a 50% matching contribution on employee contributions that are between 3% and 5% of an employee’s eligible deferred compensation. These safe harbor contributions vest immediately. For the three month periods ended June 30, 2026 and 2025, the Company contributed $55,000 and $47,000, respectively. For both six month periods ended June 30, 2026 and 2025, the Company contributed $121,000.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires the disaggregation of certain expense captions into specified categories in disclosures within the notes to the condensed consolidated financial statements to provide enhanced transparency into the expense captions presented on the face of the statements of income and comprehensive income. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted, and may be applied either prospectively or retrospectively to financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its related disclosures.
The Company adopts new pronouncements relating to GAAP applicable to the Company as they are issued, and based upon the effective dates included in the pronouncements. Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.
NOTE 3 – CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES
The following tables summarize the fair value of cash, cash equivalents and marketable securities as well as gross unrealized holding gains and losses as of June 30, 2026 and December 31, 2025:

	June 30, 2026
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Cash	$4,316	$—	$—	$4,316
Cash equivalents	7,011	—	—	7,011
Marketable securities	158,886	—	(444)	158,442
Total cash, cash equivalents and marketable securities	$170,213	$—	$(444)	$169,769

	December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Cash	$516	$—	$—	$516
Cash equivalents	12,636	1	—	12,637
Marketable securities	77,315	—	(21)	77,294
Total cash, cash equivalents and marketable securities	$90,467	$1	$(21)	$90,447
The Company did not hold any securities that were in an unrealized loss position for more than 12 months as of June 30, 2026 and December 31, 2025.
There were no material realized gains or losses on available-for-sale securities during the three and six months ended June 30, 2026 and 2025.

NOTE 4 – PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS
Property and equipment is summarized as follows:

(in thousands)	June 30, 2026	December 31, 2025
Furniture and equipment	$1,534	$1,534
Leasehold improvements	306	306
Less accumulated depreciation	(1,639)	(1,588)
Total property and equipment, net	$201	$252
Depreciation expense was $16,000 and $61,000 for the three months ended June 30, 2026 and 2025, respectively, and $51,000 and $148,000 for the six months ended June 30, 2026 and 2025, respectively.
Intangible assets, net of accumulated amortization, were $0 as of June 30, 2026 and December 31, 2025. Amortization expense was $0 and $38,000 for the three months ended June 30, 2026 and 2025, respectively, and $0 and $92,000 for the six months ended June 30, 2026 and 2025, respectively.
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
ROU asset and lease liabilities related to the Company’s operating lease are as follows:

(in thousands)	June 30, 2026	December 31, 2025
ROU asset, net	$10,980	$11,610
Current lease liability	1,484	1,433
Long-term lease liability	11,231	11,986
The components of operating lease cost for the three and six months ended June 30, 2026 were as follows:

(in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Operating lease cost	$542	$542	$1,084	$1,084

Future minimum commitments under the non-cancelable operating lease are as follows:

(in thousands)
2026	$1,158
2027	2,316
2028	2,469
2029	2,469
2030	2,469
Thereafter	4,939
$15,820
NOTE 6 – ACCRUED EXPENSES
Accrued expenses consist of the following:

(in thousands)	June 30, 2026	December 31, 2025
Payroll and bonus accrual	$1,564	$3,106
Banking and placement fees	1,285	—
Research and development accrual	737	1,191
Professional fees accrual	379	350
Accrued taxes	180	142
Other	279	110
Total	$4,424	$4,899
NOTE 7 – STOCKHOLDERS’ EQUITY
The Company’s capital structure consists of common stock and preferred stock. Pursuant to the Company’s amended and restated certificate of incorporation, as amended, the Company is authorized to issue up to 315,000,000 shares of common stock and 10,000,000 shares of preferred stock. The Company has designated (i) 10,000 of the authorized shares of preferred stock as non-voting Series A convertible preferred stock (“Series A Preferred Stock”), and (ii) 57,722 of the authorized shares of preferred stock as non-voting Series B convertible preferred stock (“Series B Preferred Stock”). There were no shares of Series A Preferred Stock or Series B Preferred Stock issued and outstanding as of June 30, 2026 and December 31, 2025.
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
October 2025 Private Placement
In October 2025, the Company entered into a Securities Purchase Agreement with the purchasers named therein (the “2025 Investors”), pursuant to which the Company issued and sold an aggregate of (i) 57,722 shares of Series B Preferred Stock, (ii) Series A warrants (the “Series A Warrants”) to purchase up to 38,481,325 shares of the Company’s common stock and/or Pre-Funded Warrants, and (iii) Series B warrants (the “Series B Warrants,” and together with the Series A Warrants, the “Warrants”) to purchase up to 28,861,000 shares of common stock and/or Pre-Funded Warrants to the 2025 Investors in a private placement (the “2025 Private Placement”). Each share of Series B Preferred Stock was sold together with a Series A Warrant to purchase 666.66 shares of common stock and/or Pre-Funded Warrants (rounded down to next whole share based on each such Investor’s aggregate purchase) and a Series B Warrant to purchase 500 shares of common stock and/or Pre-Funded Warrants (together, one “Security”). The Securities were sold at a purchase price of $1,400.00, which included the purchase of 71 shares of Series B Preferred Stock, 47,333 Series A Warrants, and 35,500 Series B Warrants by the Company’s Executive Chair, which was approved by the Company’s stockholders at a special meeting in December 2025, convened to approve an increase of the Company’s authorized shares of common stock to enable issuance of common stock on conversion of all the Series B Preferred Stock (the “Special Meeting”).
Each share of Series B Preferred Stock converted into 1,000 shares of common stock upon receipt of stockholder approval at the Special Meeting. At June 30, 2026, there were no outstanding shares of Series B Preferred Stock.
The Warrants each have an exercise price of $1.40 per share (the “Exercise Price”). The Series A Warrants became exercisable upon stockholder approval at the Special Meeting and expired on April 17, 2026, the 30th calendar day following the date on which the Company publicly announced the clearance of the first of any investigational new drug application, clinical trial application or other foreign equivalent with respect to the clinical development of the Company’s OV4071 product candidate. In the event that beneficial ownership limitations prevented the exercise by a 2025 Investor of all or a portion of the Series A Warrants held thereby, such Investor was permitted to purchase shares of common stock up to the specified limit and, for the remainder, purchase Pre-Funded Warrants in lieu of shares of common stock. The Series A Warrants meet the requirements to be recorded in permanent equity. The holders of the Series A Warrants were entitled to dividends on an as-converted basis if and when dividends are paid to common stock; therefore the Series A Warrants meet the definition of participating securities for the purpose of computing earnings per share. As of the expiration date of the Series A Warrants, all Series A Warrants had been exercised, with 33,597,860 shares of common stock and Pre-Funded Warrants to purchase up to 4,883,465 shares of common stock delivered for aggregate gross proceeds of $53.9 million. The Pre-Funded Warrants have an exercise price of $0.001 per share, are immediately exercisable and do not expire.
The Series B Warrants expire on October 6, 2030. In the event that the closing price of the Company’s common stock equals or exceeds 300% of the Exercise Price (subject to customary adjustments) for 20 of any 30 consecutive trading days, the Company may elect to require exercise of the Series B Warrant for cash. In the event that beneficial ownership limitations prevent the exercise of all or a portion of the Series B Warrants held thereby upon any such mandatory exercise demand, such Investor will purchase shares of common stock up to the specified limit and, for the remainder, purchase Pre-Funded Warrants. The Series B Warrants are entitled to dividends on an as-converted basis if and when dividends are paid to common stock, therefore the Series B Warrants meet the definition of participating securities for the purpose of computing earnings per share. As of June 30, 2026, all Series B Warrants were exercisable and outstanding.
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
Warrant and Pre-Funded Warrant Activity
The following table summarizes the number of Warrants and Pre-Funded Warrants outstanding as of June 30, 2026, the weighted average exercise price, and the aggregate intrinsic value:

	Series A and Series B Warrants	Pre-Funded Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2025	67,342,325		$1.40	$15,489
Pre-Funded Warrants purchased in 2026 Private Placement	—	10,701,710	0.001	28,777
Series A Warrants exercised into common stock	(33,597,860)	—	—	—
Series A Warrants exercised into Pre-Funded Warrants	(4,883,465)	4,883,465	0.001	13,132
Outstanding, June 30, 2026	28,861,000	15,585,175	$0.91	$79,139
At-the-Market Offering Program
In November 2023, the Company filed a shelf registration statement on Form S-3 (Registration No. 333-275307) that allows it to sell up to an aggregate of $250.0 million of its common stock, preferred stock, convertible debt securities and/or warrants, which includes a prospectus covering the issuance and sale of up to $75.0 million of common stock pursuant to its at-the-market (“ATM”) program. During the six months ended June 30, 2026, the Company sold 1.5 million shares through the ATM program for net proceeds of approximately $2.4 million, after deducting sales agent fees and other offering expenses. As of June 30, 2026, the Company had approximately $72.6 million available under its ATM program. On July 23, 2026, the Company sold 3.5 million shares of common stock through the ATM program at a per share price of $2.38, resulting in gross proceeds of approximately $8.3 million. After the July 2026 sale, the Company had $64.3 million available under the ATM program.
Dividends
Through June 30, 2026, the Company has not declared any dividends. No dividends on the common stock shall be declared and paid unless dividends on the preferred stock have been declared and paid.
NOTE 8 – STOCK-BASED COMPENSATION
The Company’s Board of Directors adopted, and the Company’s stockholders approved, the 2017 Equity Incentive Plan (“2017 Plan”), which became effective on May 4, 2017. The initial reserve of shares of common stock issuable under the 2017 Plan was 3,052,059 shares. The 2017 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, RSU awards, stock appreciation rights, performance-based stock awards, and other forms of stock-based awards. Additionally, the 2017 Plan provides for the grant of performance cash awards. The Company’s employees, officers, directors, consultants and advisors are eligible to receive awards under the 2017 Plan. Following the adoption of the 2017 Plan, no further awards will be granted under the Company’s prior plan. Pursuant to the terms of the 2017 Plan, on each January 1st, the plan limit shall be increased by the lesser of (x) 5% of the number of shares of common stock outstanding as of the immediately preceding December 31 and (y) such lesser number as the

Board of Directors may determine at its discretion. On January 1, 2026, 6,509,217 additional shares were reserved for issuance under the 2017 Plan. As of June 30, 2026, there were 7,005,703 shares of the Company’s common stock reserved and available for issuance under the 2017 Plan.
The Company’s Board of Directors adopted, and the Company’s stockholders approved, the 2017 Employee Stock Purchase Plan (“2017 ESPP”), which became effective on May 4, 2017. The initial reserve of shares of common stock issuable under the 2017 ESPP was 279,069 shares. The 2017 ESPP allows employees to purchase common stock of the Company at a 15% discount to the market price on designated semi-annual purchase dates. During the three months ended June 30, 2026 and 2025, no shares were purchased under the 2017 ESPP, and the Company recorded expense of $13,000 and $3,000, respectively. During the six months ended June 30, 2026 and 2025, 33,015 and 34,509 shares were purchased under the 2017 ESPP, respectively, and the Company recorded expense of $23,000 and $25,000, respectively. The number of shares of common stock reserved for issuance under the 2017 ESPP automatically increases on January 1 of each year, beginning on January 1, 2018 and continuing through and including January 1, 2027, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (ii) 550,000 shares or (iii) such lesser number of shares determined by the Board of Directors. The Board of Directors acted prior to each of January 1, 2026 and January 1, 2025 to provide that there be no increase in the number of shares reserved for issuance under the 2017 ESPP on either such date. As of June 30, 2026, there were 173,005 shares of the Company’s common stock reserved and available for issuance under the 2017 ESPP.
The Company’s Board of Directors adopted, and the Company’s stockholders approved, the 2014 Equity Incentive Plan (“2014 Plan”), which authorized the Company to grant shares of common stock in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and RSUs. The 2014 Plan was terminated as to future awards in May 2017, although it continues to govern the terms of options that remain outstanding under the 2014 Plan. No additional stock awards will be granted under the 2014 Plan, and all outstanding stock awards granted under the 2014 Plan that are repurchased, forfeited, expire or are cancelled will become available for grant under the 2017 Plan in accordance with its terms. As of June 30, 2026, options to purchase 638,844 shares of common stock were outstanding under the 2014 Plan.
Unless specified otherwise in an individual option agreement, stock options granted under the 2014 Plan and the 2017 Plan generally have a ten-year term and a four-year graded vesting period. The vesting requirement is generally conditioned upon the grantee’s continued service with the Company during the vesting period. Once vested, all options granted are exercisable from the vesting date until they expire. The option grants are non-transferable. Vested options generally remain exercisable for 90 days under the 2017 Plan and 30 days under the 2014 Plan subsequent to the termination of the option holder’s service with the Company. In the event of the option holder’s death or disability while employed by or providing service to the Company, the exercisable period extends to 18 months or 12 months, respectively, under the 2017 Plan and six months under the 2014 Plan.
The fair value of options granted during the three and six month periods ended June 30, 2026 and 2025 was estimated using the Black-Scholes option valuation model. The inputs for the Black-Scholes option valuation model require assumptions that are detailed in the table below. The risk-free interest rates are based on the rate for U.S. treasury securities at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected life is based on the simplified method in accordance with the SEC Staff Accounting Bulletin No. Topic 14D. The expected volatility is estimated based on the Company’s published historical stock prices.
The Company granted 410,000 and 305,000 stock options during the three months ended June 30, 2026 and 2025, respectively. The Company granted 4,985,750 and 3,675,900 stock options during the six months ended June 30, 2026 and 2025, respectively. There were 8,623,389 and 8,271,531 unvested options outstanding as of June 30, 2026 and 2025, respectively. During the three and six months ended June 30, 2026 and 2025, the Company had no outstanding performance-based option awards and did not record any related expense in those periods.
The Company granted 43,945 and 0 RSU awards during the three months ended June 30, 2026 and 2025, respectively. The Company granted 442,320 and 249,201 RSU awards during the six months ended June 30, 2026 and 2025, respectively. The RSUs vest in equal installments over three years on the grant date anniversary. At June 30, 2026, there were 696,272 RSUs outstanding. At June 30, 2026, there was $1.1 million of unrecognized stock–based compensation expense related to RSUs, which is expected to be recognized over a remaining average vesting period of 2.2 years.
The Company’s stock-based compensation expense was recognized in operating expenses as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Research and development	$414	$376	$720	$777
General and administrative	1,017	843	1,757	1,726
Total	$1,431	$1,219	$2,477	$2,503

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Stock options and RSUs	$1,419	$1,216	$2,455	$2,478
Employee Stock Purchase Plan	12	3	22	25
Total	$1,431	$1,219	$2,477	$2,503
The fair value of options granted during the three and six months ended June 30, 2026 and 2025 was estimated utilizing the following assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	Weighted Average	Weighted Average	Weighted Average	Weighted Average
Volatility	98.83%	96.60%	99.53%	96.76%
Expected term in years	6.08	6.11	6.08	6.01
Dividend rate	—%	—%	—%	—%
Risk-free interest rate	3.81%	3.96%	3.76%	4.35%
Fair value of option on grant date	$2.17	$0.24	$1.39	$0.44
The following table summarizes the number of options outstanding and the weighted average exercise price:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding December 31, 2025	17,613,352	$2.68	6.56	$5,332
Vested and exercisable at December 31, 2025	11,042,865	3.49	5.25	$1
Granted	4,985,750	1.74
Exercised	(144,107)	1.37
Forfeited or expired	(1,247,568)	4.13
Options outstanding June 30, 2026	21,207,427	2.42	7.13	$16,908
Vested and exercisable at June 30, 2026	12,584,038	$3.03	5.78	$6,336
At June 30, 2026, there was $11.6 million of unrecognized stock–based compensation expense related to stock option grants, which is expected to be recognized over a remaining average vesting period of 2.75 years.
NOTE 9 – INCOME TAXES
The Company’s interim income tax provision consists of U.S. federal and state income taxes based on the estimated annual effective tax rate that the Company expects for the full year together with the tax effect of discrete items. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of June 30, 2026, the Company was in a pre-tax loss position and is anticipated to remain so throughout the year. For the three and six months ended June 30, 2026 and 2025, the Company did not record any tax benefit or expense.
In assessing the realizability of deferred tax assets, management evaluates whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. Management assesses all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, prior earnings history, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Significant weight is given to positive and negative evidence that is objectively verifiable. Based on these factors, including cumulative losses in recent years, the Company continues to maintain a full valuation allowance against its net deferred tax assets as of June 30, 2026.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant changes, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to certain aspects of the international tax framework and the restoration of favorable tax treatment for certain business expense provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA did not have a material impact on the Company’s interim condensed consolidated financial statements for the three and six month periods ended June 30, 2026, and the Company does not expect the OBBBA to have a material impact on the Company’s provision for income taxes or net income (loss) in future periods.
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
The Company did not incur any licensing expenses under the Northwestern Agreement during the three and six months ended June 30, 2026 and 2025.
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
Gensaic Equity Agreement and Collaboration and Option Agreement
In August 2022, the Company entered into an equity agreement and a collaboration and option agreement with Gensaic (“Gensaic Collaboration Agreement”). Under the terms of the equity agreement, the Company invested a total of $5.1 million in exchange for convertible preferred stock in Gensaic. The Company also retained rights to invest in future equity financing rounds. Dr. Jeremy M. Levin, the Company’s Executive Chair, is currently the Chair of Gensaic’s board of directors. The Gensaic Collaboration Agreement involves the research and development of Gensaic’s proprietary platform for certain rare central nervous system (“CNS”) disorder targets. Under the Gensaic Collaboration Agreement, Gensaic granted the Company an option to obtain an exclusive license with respect to certain identified lead phage-derived particle (“PDP”) products, which is exercisable at any time prior to the expiration of the option period. Once a product is identified by the Company that demonstrates sufficient efficacy, the Company may exercise its option with respect to the specific research program for that PDP product.
The Company shall reimburse Gensaic for its research costs related to the specific research plan for PDP products identified. The research plan and budget shall be mutually agreed upon by the parties and shall not exceed $3.0 million in any research year. The Company will record these reimbursement payments as research and development costs in the period the research costs are incurred. In May 2023, the Company identified a lead PDP candidate for further research and provided $3.5 million to Gensaic to support the approved research plan and budget. The amount is expensed as the research and development occurs with the remaining amount included in prepaid expenses and other current assets in the condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, $1.0 million remained in prepaid expenses and other current assets. No expense was recognized in the three and six months ended June 30, 2026 and 2025.
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
In January 2026, the Company and Gensaic executed an amendment which provided, among other changes to the original agreement, (a) the ability for the Company to apply the remaining prepaid research balance of $1.0 million to a new research project that may or may not be limited to PDP products and (b) provide an option at the end of the research project to enter into exclusive negotiations to enter into a license and development agreement with associated compensation. Any newly negotiated license and development agreement and compensation would supersede the original milestone and royalty schedules. In the three and six months ended June 30, 2026, no additional research activities had been performed.
As of June 30, 2026, none of the above described contingent payments were considered probable.

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
During the three and six month periods ended June 30, 2026 and 2025, no income or expense was recognized pursuant to the RLT Agreement. In June 2024, Takeda issued a press release indicating that the soticlestat trials missed their primary endpoints and noted, while Takeda would discuss the program with FDA, Takeda had fully impaired the asset representing soticlestat. In January 2025, Takeda announced the discontinuation of the program and the Company reduced the royalty monetization liability due to Ligand to zero. In May 2026, Takeda transferred all intellectual property rights to soticlestat to NewCo (see below), concurrent with the Company assigning its intellectual property rights to NewCo.
Amended and Restated Royalty, License and Termination Agreement and Equity Purchase with a newly formed private company
In May 2026, the Company entered into the NewCo Agreement, which, along with a concurrently executed agreement between Takeda and NewCo, together assign all of the Company’s and all of Takeda’s intellectual property rights related to soticlestat to NewCo. Upfront compensation for the Company’s entry into the NewCo Agreement resulted in the Company’s receipt of 740,000 shares of NewCo series seed convertible preferred stock (the “Series Seed Shares”). Ovid also has an antidilution right to receive additional shares for no additional cost to Ovid such that the Company’s ownership percentage in NewCo remains 5% or higher, with such right expiring upon the Company’s sale of 25% or more of its Series Seed Shares, or NewCo receiving $40.0 million in subsequent equity sales. Future development milestones could result in NewCo paying the Company up to $7.5 million if all developmental milestones are achieved. Additionally, sales milestones could result in NewCo paying the Company up to $287.0 million if all milestone sales targets are achieved. If soticlestat is commercialized, the Company would receive tiered royalty rates averaging in the middle single digits on sales.
The Company analyzed the NewCo Agreement and concluded that the fair value of the Series Seed Shares that the Company received pursuant to the NewCo Agreement was $0.7 million using the price per Series Seed Share paid by the arm’s length investor during the company formation. The fair value was determined to be revenue from a contract with the customer and the entire revenue amount was recognized at the effective date of the NewCo Agreement when control transferred. The Company recorded the Series Seed Shares as a long-term equity investment on its condensed consolidated balance sheets. As there is no public market for NewCo stock, the Company has elected the measurement alternative and initially fair valued the stock based on the price per share an investor paid for Series Seed Shares. In subsequent periods, on the occurrence of impairment indicators or readily observable changes in value, adjustments will be recognized in other income (expense), net on the condensed consolidated statements of operations (see Note 2). The value of the antidilution right was deemed immaterial.
In conjunction with the NewCo Agreement, the Company entered into the Amended Ligand Agreement. The Amended Ligand Agreement largely replicates the form of the Ligand Agreement, including Ligand’s claim to 13% of soticlestat milestones, but with amendments to the percentages owed to Ligand for royalty payments to Ovid by NewCo, which range between 31.4% to 37.7% of royalty receipts, depending upon the royalty tiers achieved.
In May 2026, the Company recorded a $0.9 million royalty monetization liability, representing the estimated fair value using Level 3 inputs in a present value of probability-adjusted cash flow model. The liability was recorded to long-term liabilities in the condensed consolidated balance sheets, and the associated loss was recorded in other income (expense), net in the condensed consolidated statements of operations.
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
In February 2025, Immedica Pharma AB (“Immedica”) closed a cash purchase of Marinus, resulting in the sale of the Company’s equity position in Marinus for $70,000.
In June 2025, the Company entered into an amendment to the Marinus License Agreement with Immedica wherein the parties agreed to replace ongoing royalty payment obligations and add additional licensing for a one-time payment of $7.0 million, which was remitted to the Company pursuant to the agreement and recognized as revenue in 2025. Of the $7.0 million, $6.3 million was related to the royalties and existing licenses and $0.7 million was related to a six-month option for Marinus to include additional patent assignments or expansion of the territory or field of use. The Company initially recorded the value of the option as deferred revenue and, upon the December 2025 expiration of the option period, recorded the remaining deferred revenue as revenue.
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

NOTE 12 – RELATED PARTY TRANSACTIONS
In March 2021, the Company entered into the RLT Agreement with Takeda. For a description of the RLT Agreement, see Note 11.
In the 2025 Private Placement, Dr. Levin, the Company’s Executive Chair, purchased 71 shares of Series B Preferred Stock, 47,333 Series A Warrants, and 35,500 Series B Warrants for an aggregate purchase price of approximately $99,000. On March 24, 2026, Dr. Levin exercised Series A Warrants to purchase 47,773 shares of common stock for a purchase price of $66,266. For additional information on the 2025 Private Placement, see Note 7.
In May 2026, the Company entered into the NewCo Agreement, and Dr. Levin was appointed as chair of the NewCo board of directors. A single investor and its related shareholders hold greater than 50% of the voting and non-voting shares of NewCo and therefore control the operations of NewCo. Dr. Levin was granted restricted stock units to compensate him for his contributions as a director and for his unique historical, clinical and regulatory knowledge.
NOTE 13 – NET LOSS PER SHARE
The basic and diluted net loss per common share is presented in conformity with the two-class method required for participating securities and multiple classes of shares. The Company considers its preferred stock to be in-substance common stock (see Note 2) and reflects it as a class of common stock for purposes of calculating net loss per share. While there were no shares of Series A Preferred Stock outstanding at June 30, 2026 and December 31, 2025, the conversion of the Series A Preferred Stock occurred in December 2025 and the weighted average shares outstanding for previous applicable periods are used in calculating net loss per share. The Series B Preferred Stock and the Warrants are participating securities.
Diluted net loss per common share is equivalent to the basic net loss per common share due to the exclusion of outstanding stock options, convertible preferred stock not considered in-substance common stock, outstanding common warrants (excluding Pre-Funded Warrants) and unvested RSUs because the inclusion of these securities would result in an anti-dilutive effect on per common share amounts.
The following table summarizes the calculation of basic and diluted net loss per share:

	For the Three Months Ended June 30, 2026		For the Three Months Ended June 30, 2025
(in thousands, except share and per share data)	Series A Preferred Stock	Common Stock	Series A Preferred Stock	Common Stock
Net loss per share, basic and diluted:
Allocation of net loss	$—	$(15,009)	$(81)	$(4,603)
Weighted average shares outstanding, basic and diluted	—	197,453,293	1,250	71,109,514
Net loss per share, basic and diluted	$—	$(0.08)	$(64.73)	$(0.06)

	For the Six Months Ended June 30, 2026		For the Six Months Ended June 30, 2025
(in thousands, except share and per share data)	Series A Preferred Stock	Common Stock	Series A Preferred Stock	Common Stock
Net loss per share, basic and diluted:
Allocation of net loss	$—	$(31,996)	$(258)	$(14,661)
Weighted average shares outstanding, basic and diluted	—	166,674,573	1,250	71,077,747
Net loss per share, basic and diluted	$—	$(0.19)	$(206.27)	$(0.21)

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	For the Period Ended
	June 30, 2026	December 31, 2025
Stock options to purchase common stock	21,207,427	17,613,352
Common stock issuable upon exercise of Series A Warrants	—	38,481,325
Common stock issuable upon exercise of Series B Warrants	28,861,000	28,861,000
Unvested RSUs	696,272	420,080
	50,764,699	85,375,757
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
The following tables summarize the Company’s segment information as presented to the CODM for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Revenue	$733	$6,272	$733	$6,402
Payroll and payroll-related expenses	2,241	1,803	4,165	3,639
Direct program expenses
OV329	3,410	1,582	8,873	2,441
OV4071	2,564	—	3,546	—
KCC2 library	604	2,625	2,714	5,403
OV888 (GV101)	—	(563)	—	(224)
Other programs	117	445	347	713
Total direct program expenses	6,695	4,089	15,480	8,333
Other research and development expenses	1,021	573	1,492	1,151
Total research and development expenses	9,957	6,465	21,137	13,123
Payroll and payroll-related expenses	2,737	2,248	4,852	5,378
Legal and professional fees	2,189	1,278	4,960	2,729
General office expenses	1,548	1,354	3,326	2,795
Total general and administrative expenses	6,474	4,880	13,138	10,902
Total operating expenses	16,431	11,345	34,275	24,025
Operating loss	(15,698)	(5,073)	(33,542)	(17,623)
Other income (expense), net	689	389	1,546	2,704
Net loss	$(15,009)	$(4,684)	$(31,996)	$(14,919)
The program expense for OV888 (GV101) is negative for the three and six month periods ended June 30, 2025 because the Company recognized a contra-expense upon settlement of the amounts due to its collaboration partner and on reversal of an immaterial accrual estimate on final determination of amounts owed.

Other research and development expenses include general office expenses allocated to research and development, including costs related to rent, depreciation of leasehold improvements and nonclinical contract labor. Other income (expense), net includes a gain from fraudulent funds transfer recovery, unrealized loss on adjustment to fair value of the royalty monetization liability and interest/accretion income on securities.
Other significant segment information includes:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Stock-based compensation expense	1,431	1,219	2,477	2,503
Interest/accretion income on securities	1,558	384	2,295	875
Severance expense	209	—	209	435
Gain from recovery of fraudulent funds transfer	—	—	—	1,800
Depreciation and amortization	16	99	51	240

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
Our team has significant experience with and understanding of epilepsies and other neurological conditions, and we continue to gain insight into the ways the different molecular mechanisms and pathways underlying these disorders impact the symptoms patients experience. We have developed a differentiated pipeline of drug candidates containing novel mechanisms of action (“MoAs”) to target seizures and other central nervous system conditions and believe we are the only company that holds a portfolio of direct activators of potassium-chloride cotransporter 2 (“KCC2”). Two of our programs are currently in clinical trials, and others are planned to advance into the clinic. We are initially pursuing therapeutic drug candidates for the potential treatment of drug-resistant focal onset seizures (“FOS”), developmental and epileptic encephalopathies (“DEEs”), including tuberous sclerosis complex (“TSC”) seizures and infantile spasms (“IS”), psychosis associated with Parkinson’s disease and Lewy body dementia (“LBD”) and schizophrenia. If successfully developed and marketed to treat these conditions, we intend to explore these drug candidates for broader neurologic and neuropsychiatric indications. Our cohesive focus in brain disorders with significant unmet need reinforces our belief that we can develop and produce multiple novel medicines, scale our infrastructure, positively impact patients’ lives and create long-term stockholder value.
Since our inception in April 2014, we have devoted substantially all of our efforts to business development, research and development, recruiting management and technical staff, and raising capital. Our major sources of cash have been licensing revenue, proceeds from various public and private offerings of our capital stock, option exercises and interest income. During the six month periods ended June 30, 2026 and 2025, we recorded $0.7 million and $6.4 million of royalty revenue, respectively. We recorded net losses of $32.0 million and $14.9 million, respectively, during the six month periods ended June 30, 2026 and 2025. Through June 30, 2026, we had raised net proceeds of $431.7 million from the sale of our capital stock, including $75.1 million from a private placement completed in October 2025 and $56.2 million from a private placement in March 2026. As of June 30, 2026, we had $169.8 million in cash, cash equivalents and marketable securities, working capital of $113.6 million, and an accumulated deficit of $353.7 million. Management believes our cash, cash equivalents and marketable securities as of June 30, 2026, will be sufficient to fund our current operating plans for at least the next 12 months from the issuance of the financial statements contained in this Quarterly Report on Form 10-Q.
We expect to incur significant expenses and operating losses for at least the next several years. We are dependent on our ability to find additional sources of funding through either equity offerings, debt financings, collaborations, strategic alliances, licensing agreements or a combination of any such transactions. Our net losses may fluctuate significantly from period to period, depending on the timing of our clinical trials and expenditures on our other research and development and commercial development activities. We expect our expenses will increase substantially over time as we:
•continue the ongoing and planned preclinical and clinical development of our drug candidates;
•build a portfolio of drug candidates through the discovery, development, acquisition or in-license of drugs, drug candidates or technologies;
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
Results of Operations
Comparison of the Three Months Ended June 30, 2026 and 2025
The following table summarizes the results of our operations for the periods indicated:

(in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Change $
Revenue:
License and other revenue	$733	$6,272	$(5,539)
Total revenue	733	6,272	(5,539)
Operating expenses:
Research and development	9,957	6,465	3,492
General and administrative	6,474	4,880	1,594
Total operating expenses	16,431	11,345	5,086
Loss from operations	(15,698)	(5,073)	(10,625)
Other income (expense), net	689	389	300
Loss before provision for income taxes	(15,009)	(4,684)	(10,325)
Provision for income taxes	—	—	—
Net loss	$(15,009)	$(4,684)	$(10,325)
Revenue
Revenue of $0.7 million was recognized in the three months ended June 30, 2026, compared to $6.3 million for the same period in 2025, which related to our royalty and licensing agreements with NewCo, Marinus and Immedica (see Note 10 to our condensed consolidated financial statements).
Research and Development Expenses

(in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Change $
Preclinical and clinical development expenses	$6,695	$4,089	$2,607
Payroll and payroll-related expenses	2,241	1,803	438
Other expenses	1,021	573	448
Total research and development	$9,957	$6,465	$3,493
During the three months ended June 30, 2026, research and development expenses were $10.0 million, compared to $6.5 million for the same period in 2025, representing an increase of $3.5 million, which related primarily to the preclinical, regulatory, clinical supply development and clinical activity of our lead programs, OV329 and OV4071.

General and Administrative Expenses

(in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Change $
Payroll and payroll-related expenses	$2,737	$2,248	$489
Legal and professional fees	2,189	1,278	911
General office expenses	1,548	1,354	194
Total general and administrative	$6,474	$4,880	$1,594
General and administrative expenses were $6.5 million and $4.9 million for the three months ended June 30, 2026 and 2025, respectively. The increase in general and administrative expenses is primarily due to increased accounting and audit, legal, business development and other professional fees, as well as an increase in payroll and related expenses resulting from increased headcount between the three month periods as well as recognition of approximately $0.3 million of severance costs and sign-on bonuses in the three months ended June 30, 2026.
Other Income (Expense), net
Other income (expense), net, for the three months ended June 30, 2026 and 2025 were gains of $0.7 million and $0.4 million, respectively. Items reflected in other income (expense), net, in both periods were primarily interest income and accretion on U.S. treasury investments, as well as unrealized loss on adjustment to fair value of the royalty monetization liability recorded in May 2026.
Comparison of the Six Months Ended June 30, 2026 and 2025
The following table summarizes the results of our operations for the periods indicated:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	Change $
	(in thousands)
Revenue:
License and other revenue	$733	$6,402	$(5,669)
Total revenue	733	6,402	(5,669)
Operating expenses:
Research and development	21,137	13,123	8,014
General and administrative	13,138	10,902	2,236
Total operating expenses	34,275	24,025	10,250
Loss from operations	(33,542)	(17,623)	(15,919)
Other income (expense), net	1,546	2,704	(1,158)
Loss before provision for income taxes	(31,996)	(14,919)	(17,077)
Provision for income taxes	—	—	—
Net loss	$(31,996)	$(14,919)	$(17,077)
Revenue
Revenue of $0.7 million was generated in the six months ended June 30, 2026, compared to revenue of $6.4 million recognized for the same period in 2025, which related to our royalty and licensing agreements with NewCo, Marinus and Immedica (see Note 10 to our condensed consolidated financial statements).

Research and Development Expenses

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	Change $
	(in thousands)
Preclinical and clinical development expenses	$15,480	$8,333	$7,147
Payroll and payroll-related expenses	4,165	3,639	526
Other expenses	1,492	1,151	341
Total research and development	$21,137	$13,123	$8,014
During the six months ended June 30, 2026, research and development expenses were $21.1 million compared to $13.1 million for the same period in 2025. The increase of $8.0 million was primarily due to preclinical, regulatory, clinical supply and clinical costs incurred in advancing lead programs OV329 and OV4071.
General and Administrative Expenses

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	Change $
	(in thousands)
Payroll and payroll-related expenses	$4,852	$5,378	$(526)
Legal and professional fees	4,960	2,729	2,231
General office expenses	3,326	2,795	531
Total general and administrative	$13,138	$10,902	$2,236
General and administrative expenses were $13.1 million for the six months ended June 30, 2026 compared to $10.9 million for the same period in 2025. The increase of $2.2 million was primarily due to legal and professional fees, offset by reduced average headcount between the periods.
Other Income (Expense), net
Other income (expense), net for the six months ended June 30, 2026 was $1.5 million compared to $2.7 million for the same period in 2025, both of which consist primarily of interest and accretion income on marketable securities, offset by unrealized loss on adjustment to fair value of the royalty monetization liability for the six months ended June 30, 2026.
Liquidity and Capital Resources
Overview
As of June 30, 2026, we had total cash, cash equivalents and marketable securities of $169.8 million. We believe that our cash, cash equivalents and marketable securities as of June 30, 2026 will be sufficient to fund our current operating plans through at least the next 12 months from the issuance of the financial statements contained in this Quarterly Report on Form 10-Q.
Similar to other development-stage biotechnology companies, we have generated limited revenue. We have incurred losses and experienced negative operating cash flows in most periods since our inception. We recorded net losses of $32.0 million and $14.9 million, respectively, during the six month periods ended June 30, 2026 and 2025, had an accumulated deficit of $353.7 million and working capital of $113.6 million as of June 30, 2026, and expect to incur losses for at least the next several years.
2025 Private Placement
In October 2025, we issued and sold an aggregate of (i) 57,722 shares of Series B convertible preferred stock, (ii) Series A warrants to purchase up to 38,481,325 shares of our common stock and/or pre-funded warrants and (iii) Series B warrants to purchase up to 28,861,000 shares of common stock and/or pre-funded warrants in a private placement (the “2025 Private Placement”). We received initial net proceeds of $75.1 million from the 2025 Private Placement, after deducting placement agent fees and offering expenses. The Series A warrants and Series B warrants each have an exercise price of $1.40 per share. Pursuant to their terms, all Series A warrants were exercised in full prior to their expiration on April 17, 2026, resulting in the receipt of $50.6 million of additional proceeds, net of expenses.

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
At-the-Market Offering Program
In November 2023, we filed a shelf registration statement on Form S-3 (Registration No. 333-275307) that allows us to sell up to an aggregate of $250.0 million of our common stock, preferred stock, convertible debt securities and/or warrants, which includes a prospectus covering the issuance and sale of up to $75.0 million of common stock pursuant to our at-the-market (“ATM”) program. During the six months ended June 30, 2026, we sold 1,500,000 shares through the ATM program for net proceeds of approximately $2.4 million, after deducting sales agent fees and other offering expenses. As of June 30, 2026, the Company had $72.6 million available under its ATM program. On July 23, 2026, we sold 3.5 million shares of common stock through the ATM program at a per share price of $2.38, resulting in gross proceeds of approximately $8.3 million. After the July 2026 sale, we had approximately $64.3 million available under our ATM program.
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
As of June 30, 2026, we had no long-term debt and no material non-cancelable purchase commitments with service providers, as we have generally contracted on a cancellable, purchase order basis. We cannot estimate whether we will receive or the timing of any potential contingent payments upon the achievement by us of clinical, regulatory and commercial events, as applicable. In addition, we cannot estimate the timing of any potential royalty payments that we may be required to make under license agreements we have entered into with various entities pursuant to which we have in-licensed certain intellectual property as contractual obligations or commitments, including agreements with AstraZeneca and Northwestern. Pursuant to these license agreements, we have agreed to make milestone payments up to an aggregate of $279.3 million upon the achievement of certain development, regulatory and sales milestones. We excluded these contingent payments from the condensed consolidated financial statements, given that the timing, probability, and amount, if any, of such payments cannot be reasonably estimated at this time.
In September 2021, we entered into a 10-year lease agreement for our corporate headquarters in New York, New York. The lease provides for monthly rental payments over the lease term. The base rent under the lease is currently $2.3 million per year. Payment obligations under the lease agreement include $2.3 million in the 12 months subsequent to June 30, 2026 and $15.8 million over the remaining term of the agreement. For additional information see Note 5 to our condensed consolidated financial statements under the heading “Leases.”
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
If we raise additional funds through collaborations, strategic alliances or licensing agreements with third parties for one or more of our current or future drug candidates, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates or to grant licenses on terms that may not be favorable to us. Our failure to raise capital as and when needed would have a material adverse effect on our financial condition and our ability to pursue our business strategy. We may be required to take additional actions beyond cost reduction measures initiated to address our liquidity needs, including exploring other strategic options, reduce operating expenses or delaying, reducing the scope of, discontinuing or altering our research and development activities. See “Risk Factors” for additional risks associated with our capital requirements.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

(in thousands)	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Net cash (used in) provided by:
Operating activities	$(31,493)	$(15,054)
Investing activities	(80,790)	17,155
Financing activities	110,583	13
Effect of exchange rates on cash, cash equivalents and restricted cash	(126)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$(1,826)	$2,114
Net Cash Used In Operating Activities
Net cash used in operating activities was $31.5 million for the six months ended June 30, 2026, which consisted primarily of net loss of $32.0 million offset by $2.5 million of noncash stock-based compensation expense. Net cash used in operating activities was $15.1 million for the six months ended June 30, 2025, which primarily consisted of net loss of $14.9 million, offset by netting effects of changes in accounts payable and accrued expenses and noncash stock-based compensation expense.
Net Cash (Used In) Provided By Investing Activities
Net cash used in investing activities was $80.8 million for the six months ended June 30, 2026, and net cash provided by investing activities was $17.2 million for the same period in 2025, both of which were due to activity between purchases and sales/maturity of marketable securities during the periods.
Net Cash Provided By Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2026 resulted primarily from the 2026 Private Placement, exercises of Series A Warrants and the sale of common stock under our ATM program. For the same period in 2025, cash provided from financing activities resulted solely from proceeds from the exercise of stock options and purchases under the employee stock purchase plan.
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
During the three and six month periods ended June 30, 2026, there were no material changes to our critical accounting policies as reported for the year ended December 31, 2025 as part of our Annual Report on Form 10-K, which was filed with the SEC on March 18, 2026. In addition, see Note 2 of our condensed consolidated financial statements under the heading “Recent Accounting Pronouncements” for new accounting pronouncements or changes to the accounting pronouncements during the three and six months ended June 30, 2026.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The primary objectives of our investment activities are to ensure liquidity and to preserve capital. As of June 30, 2026, we had cash, cash equivalents and marketable securities totaling $169.8 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in institutional market funds that are comprised of U.S. treasury and U.S. treasury-backed repurchase agreements as well as treasury notes and high quality short-term corporate bonds.
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
As of June 30, 2026, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2026, our disclosure controls and procedures were effective.
Management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with GAAP.
Changes in Internal Control over Financial Reporting
There have been no changes in internal controls over financial reporting during our most recent quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our operations have consumed substantial amounts of cash since our inception. As of June 30, 2026, our cash, cash equivalents and marketable securities were $169.8 million and we had an accumulated deficit of $353.7 million. We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our operating and capital expenditure requirements through at least 12 months from the issuance of our unaudited interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. However, our operating plans may change because of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.
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
We have historically incurred significant operating losses. Our net loss for the quarter ended June 30, 2026 was $15.0 million and we had an accumulated deficit of $353.7 million as of that date. We expect to incur operating losses in the future. Since inception, we have devoted substantially all of our efforts to business development, research and development, recruiting management and technical staff and raising capital.
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
•the Health Insurance Portability and Accountability Act (“HIPAA”), which created additional federal criminal statutes that prohibit a person from knowingly and willfully executing a scheme or making false or fraudulent statements to defraud any healthcare benefit program, regardless of the payor (e.g., public or private);
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
A primary trend in the U.S. healthcare industry and elsewhere is cost containment. For example, the U.S. Department of Health and Human Services (“HHS”) imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation. In addition, HHS has been empowered to negotiate the price of certain single-source drugs that have been on the market for at least seven (7) years and single-source biologics that have been on the market for at least eleven (11) years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our current and any future product candidates that we develop, which could have an adverse effect on our operating results and our overall financial condition. Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. We cannot be sure that coverage and reimbursement will be available for any drug that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Inadequate coverage and reimbursement may impact the demand for, or the price of, any drug for which we obtain marketing approval. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our current and any future drug candidates that we develop. Further, coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future.
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
The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, the Centers for Medicare & Medicaid Services and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with certain pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for certain pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the MAHA Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on PBM payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, in Loper Bright Enterprises v. Raimondo, the United States Supreme Court greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.
At the state level, legislatures have increasingly passed and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on June 15, 2026, the FDA approved Colorado’s Section 804 Importation Program (“SIP”) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this and Florida’s similar program, approved by the FDA in 2024, will be implemented and whether they will overcome potential legal, regulatory or industry challenges in the United States and/or Canada.
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
Disruptions at the FDA and other agencies may slow the time necessary for new product candidates to be reviewed and/or approved, which would adversely affect our business. For example, over the last several years, including from October to November 2025, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. In addition, the current administration has implemented substantial reductions in force at various government agencies including the FDA, and has implemented layoffs at the FDA, which could significantly reduce the FDA’s capacity to perform its functions in a manner consistent with its past practices and could delay reviews and negatively impact our business.
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
In addition, our employees use generative AI technologies in certain circumstances to perform portions of their work. There can be no assurance that employees will not inadvertently or improperly input information that is proprietary, confidential, or sensitive, including trade secrets, into AI systems in a manner that results in unauthorized disclosure or loss of confidentiality. Many generative AI tools are provided by third-party vendors, and we may have limited ability to control or verify how information submitted by employees is processed, stored, retained, or used by such providers, including whether such information may be incorporated into model training or otherwise accessed or disclosed. Any failure to adequately prevent the disclosure or misuse of our proprietary or confidential information, whether due to employee error, inadequate controls, evolving AI system functionality, or third-party practices, could result in the loss of trade secret protection and the disclosure of confidential information related to our inventions and product candidates, which could preclude us from obtaining patents covering disclosed inventions and product candidates, all of which could adversely affect our business.
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
Risks Related to Our Business Operations, Employee Matters and Managing Growth
We are dependent on the services of our senior management team, including our President and Chief Executive Officer, Margaret (“Meg”) Alexander, and our Executive Chair, Dr. Jeremy M. Levin, and if we are not able to retain these members of our management team or recruit and retain additional management, clinical and scientific personnel, our business will be harmed.
We are dependent on our senior management team, including our President and Chief Executive Officer, Margaret (“Meg”) Alexander, and our Executive Chair, Dr. Jeremy M. Levin. The employment agreements we have with these officers do not prevent such persons from terminating their employment with us at any time. The loss of the services of any of these persons could impede the achievement of our research, development, operational, financial and commercialization objectives.
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
For the three months ended June 30, 2026, we recorded no U.S. federal or state income tax provision, based on a pre-tax loss of $15.0 million. As of December 31, 2025, we had available $214.9 million of unused NOL carryforwards for U.S. federal income tax purposes, $202.7 million of unused NOL carryforwards for New York and other state income tax purposes, and $163.8 million of unused NOL carryforwards for New York City income tax purposes that may be applied against future taxable income. Our NOL carryforwards are significantly limited such that even if we achieve profitability in future periods, we may not be able to utilize most of the NOL carryforwards, which could have a material adverse effect on cash flow and results of operations.
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
Social media platforms and artificial intelligence-based platforms present new risks and challenges to our business.
Social media is increasingly being used to communicate information about us, our programs and the diseases our therapeutics are being developed to treat. Social media practices in the pharmaceutical and biotechnology industries are evolving, which creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media platforms to comment on the effectiveness of, or adverse experiences with, a product or a product candidate, which could result in reporting obligations or other consequences. Further, the accidental or intentional disclosure of non-public information by our workforce or others through media channels could lead to information loss. In addition, there is a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us, our products, or our product candidates on any social media platform. The nature of social media prevents us from having real-time control over postings about us on social media. We may not be able to reverse damage to our reputation from negative publicity or adverse information posted on social media platforms or similar mediums. If any of these events were to occur or we otherwise fail to comply with application regulations, we could incur liability, face restrictive regulatory actions or incur other harm to our business including quick and irreversible damage to our reputation, brand image and goodwill.
Additionally, AI-based platforms are increasingly being used in the pharmaceutical industry and we are expanding the use of AI-based platforms in our operations for data analysis, summarization and automation, which subjects us to a variety of risks, including potential cybersecurity vulnerabilities, breaches of data privacy and the potential for inadvertent or unauthorized disclosure of our confidential information and intellectual property. Our use, or the use by our vendors, suppliers and contractors with access to our proprietary and confidential information, including trade secrets, may lead to the release of our proprietary and confidential information, which may negatively impact our company, including our ability to realize the benefit of our intellectual property. Moreover, AI-based platforms may create flawed, incomplete, or inaccurate outputs, some of which may appear correct. This may happen if the inputs that the model relied on were inaccurate, incomplete or flawed (including if a bad actor “poisons” the AI-based platform with bad inputs or logic), or if the logic of the AI-based platform is flawed (a so-called “hallucination”).
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
If we fail to maintain an effective system of internal control over financial reporting in the future, or if we are unable to identify or remediate material weaknesses, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls over financial reporting and disclosure controls and procedures. If we fail to maintain an effective system of internal control over financial reporting, or if we are unable to identify or remediate material weaknesses, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
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

If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have any additional material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by The Nasdaq Stock Market LLC, the SEC or other regulatory authorities. Failure to remediate material weaknesses in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
Risks Related to the Ownership of Our Common Stock and Other General Matters
The market price of our common stock has been and likely will remain volatile and fluctuate substantially, which could result in substantial losses for holders of our common stock.
The market price of our common stock has been and likely will remain volatile. For example, during the six months ended June 30, 2026, the closing price of our common stock on the Nasdaq Capital Market ranged from $1.42 per share to $2.96 per share. In addition, the stock market in general and the market for biopharmaceutical or pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to new or ongoing public health crises or other inflationary factors, may negatively affect the market price of our common stock, regardless of our actual operating performance. As a result of this volatility, stockholders may lose all or part of their investment in our common stock since they may be unable to sell their shares at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:
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
Based upon shares of our common stock outstanding as of June 30, 2026, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 69.4% of our outstanding common stock.
If our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.
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

Item 5. Other Information
Director and Officer Trading Arrangements
During the three months ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.3	Form of Series A Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-38085), filed with the Commission on October 3, 2025).

4.4	Form of Series B Warrant (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-38085), filed with the Commission on October 3, 2025).

4.5	Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K (File No. 001-38085), filed with the Commission on March 18, 2026).

10.1*	Consulting Agreement between the Company and Karen Bernstein, dated November 11, 2025.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page formatted as Inline XBRL and contained within Exhibit 101
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

OVID THERAPEUTICS INC.

Date: August 13, 2026	By:	/s/ Margaret Alexander
Margaret Alexander
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Charles Carter
Charles Carter
Chief Financial Officer (Principal Financial and Accounting Officer)