Form 10-Q
period 2026-09-30
Ovid Therapeutics Inc.
filed 2026-11-10
CIK 1636651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
As of November 6, 2026, the registrant had 188,731,914 shares of common stock, $0.001 par value per share, outstanding.

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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
OVID THERAPEUTICS INC.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except share and per share data)	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$13,811	$13,153
Marketable securities	122,790	56,482
Prepaid expenses and other current assets	5,357	4,733
Total current assets	141,958	74,368

Marketable securities - noncurrent	24,819	20,812
Long-term equity investments	42,694	41,961
Restricted cash	1,931	1,931
Right-of-use asset, net	10,656	11,610
Property and equipment, net	186	252
Total assets	$222,244	$150,934

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,856	$1,956
Accrued expenses	4,491	4,899
Current portion, lease liability	1,511	1,433
Total current liabilities	11,858	8,288

Long-term liabilities:
Lease liability	10,843	11,986
Royalty monetization liability	872	—
Total liabilities	23,573	20,274

Stockholders’ equity:
Common stock, $0.001 par value; 315,000,000 shares authorized; 188,720,929 and 130,184,353 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	189	130
Additional paid-in-capital	573,999	452,445
Accumulated other comprehensive loss	(1,027)	(202)
Accumulated deficit	(374,490)	(321,713)
Total stockholders’ equity	198,671	130,660
Total liabilities and stockholders’ equity	$222,244	$150,934
See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.
Condensed Consolidated Statements of Operations
(unaudited)

(in thousands, except share and per share data)	For The Three Months Ended September 30, 2026	For The Three Months Ended September 30, 2025	For The Nine Months Ended September 30, 2026	For The Nine Months Ended September 30, 2025
Revenue:
License and other revenue	$—	$132	$735	$6,534
Total revenue	—	132	735	6,534
Operating expenses:
Research and development	15,695	5,870	36,833	18,993
General and administrative	6,669	6,785	19,809	17,687
Total operating expenses	22,364	12,655	56,642	36,680
Loss from operations	(22,364)	(12,523)	(55,907)	(30,146)
Other income (expense), net	1,584	365	3,130	3,069
Loss before provision for income taxes	(20,780)	(12,158)	(52,777)	(27,077)
Provision for income taxes	—	—	—	—
Net loss	$(20,780)	$(12,158)	$(52,777)	$(27,077)
Net loss per share of Series A preferred stock, basic and diluted	$—	$(168.01)	$—	$(374.3)
Weighted-average Series A preferred stock shares outstanding, basic and diluted	—	1,250	—	1,250
Net loss per share of common stock, basic and diluted	$(0.10)	$(0.17)	$(0.29)	$(0.37)
Weighted-average common stock shares outstanding, basic and diluted	203,021,564	71,114,181	178,958,195	71,090,052
See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)

(in thousands)	For The Three Months Ended September 30, 2026	For The Three Months Ended September 30, 2025	For The Nine Months Ended September 30, 2026	For The Nine Months Ended September 30, 2025
Net loss	$(20,780)	$(12,158)	$(52,777)	$(27,077)
Other comprehensive loss:
Cumulative translation adjustment	(66)	(60)	(192)	(92)
Unrealized (loss) gain on marketable securities	(211)	3	(633)	1
Comprehensive loss	$(21,057)	$(12,215)	$(53,602)	$(27,168)
See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

(in thousands, except shares)	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2025	—	$—	130,184,353	$130	$452,445	$(202)	$(321,713)	$130,660
Issuance of shares of common stock sold under the Cowen ATM program, net of expenses	—	—	1,500,000	2	2,365	—	—	2,367
Issuance of shares of common stock and pre-funded warrants from private placement financing	—	—	19,154,321	19	59,981	—	—	60,000
Expenses related to the issuance of shares of common stock and pre-funded warrants from private placement financing	—	—	—	—	(3,816)	—	—	(3,816)
Exercise of Series A warrants to shares of common stock and pre-funded warrants	—	—	16,140,663	16	26,577	—	—	26,593
Expenses related to the exercise of Series A warrants to shares of common stock and pre-funded warrants	—	—	—	—	(1,593)	—	—	(1,593)
Issuance of shares of common stock from exercise of stock options, employee stock purchase plan and vesting of RSU awards	—	—	287,129	—	220	—	—	220
Stock-based compensation expense	—	—	—	—	1,046	—	—	1,046
Other comprehensive loss	—	—	—	—	—	(220)	—	(220)
Net loss	—	—	—	—	—	—	(16,988)	(16,988)
Balance, March 31, 2026	—	$—	167,266,466	$167	$537,225	(422)	$(338,701)	$198,269
Exercise of Series A warrants to shares of common stock and pre-funded warrants	—	—	17,457,197	18	27,276	—	—	27,294
Expenses related to the exercise of Series A warrants to shares of common stock and pre-funded warrants	—	—	—	—	(1,774)	—	—	(1,774)
Issuance of shares of common stock from exercise of stock options, employee stock purchase plan and vesting of RSU awards	—	—	32,072	—	7	—	—	7
Stock-based compensation expense	—	—	—	—	1,431	—	—	1,431
Other comprehensive loss	—	—	—	—	—	(328)	—	(328)
Net loss	—	—	—	—	—	—	(15,009)	(15,009)
Balance, June 30, 2026	—	$—	184,755,735	$185	$564,165	$(750)	$(353,710)	$209,890
Issuance of shares of common stock sold under the Cowen ATM program, net of expenses	—	—	3,500,000	4	8,118	—	—	8,122
Issuance of shares of common stock from exercise of stock options, employee stock purchase plan and vesting of RSU awards	—	—	465,194	—	440	—	—	440
Stock-based compensation expense	—	—	—	—	1,276	—	—	1,276
Other comprehensive loss	—	—	—	—	—	(277)	—	(277)
Net loss	—	—	—	—	—	—	(20,780)	(20,780)
Balance, September 30, 2026	—	$—	188,720,929	$189	$573,999	$(1,027)	$(374,490)	$198,671
(in thousands, except shares)	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	1,250	$—	71,009,866	$71	$372,489	$(35)	$(304,299)	$68,226
Issuance of common stock from exercise of stock options, employee stock purchase plan and vesting of RSU awards	—	—	99,648	—	13	—	—	13
Stock-based compensation expense	—	—	—	—	1,284	—	—	1,284
Other comprehensive loss	—	—	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	—	—	(10,235)	(10,235)
Balance, March 31, 2025	1,250	$—	71,109,514	$71	$373,786	(47)	$(314,534)	$59,276
Stock-based compensation expense	—	—	—	—	1,219	—	—	1,219
Other comprehensive income	—	—	—	—	—	(22)	—	(22)
Net income	—	—	—	—	—	—	(4,684)	(4,684)
Balance, June 30, 2025	1,250	$—	71,109,514	$71	$375,005	$(69)	$(319,218)	$55,789
Issuance of common stock from exercise of stock options and purchases from employee stock purchase plan	—	—	42,467	—	15	—	—	15
Stock-based compensation expense	—	—	—	—	1,109	—	—	1,109
Other comprehensive loss	—	—	—	—	—	(57)	—	(57)
Net loss	—	—	—	—	—	—	(12,158)	(12,158)
Balance, September 30, 2025	1,250	$—	71,151,981	$71	$376,129	$(126)	$(331,376)	$44,698
See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

(in thousands)	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Cash flows from operating activities:
Net loss	$(52,777)	$(27,077)
Adjustments to reconcile net loss to cash used in operating activities:
Change in fair value of royalty monetization liability	872	—
Noncash consideration received in licensing agreement transaction	(733)	—
Unrealized loss on equity investment	—	66
Change in accrued interest and accretion of discount on marketable securities	(1,307)	(433)
Stock-based compensation expense	3,753	3,612
Depreciation and amortization expense	66	256
Noncash operating lease expense	954	882
Change in lease liability	(1,065)	(994)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(624)	(356)
Accounts payable	3,900	(1,480)
Accrued expenses	(409)	(3,120)
Deferred revenue	—	718
Net cash used in operating activities	(47,370)	(27,926)

Cash flows from investing activities:
Purchase of marketable securities	(110,639)	(14,792)
Sales/maturities of marketable securities	41,000	37,000
Net cash (used in) provided by investing activities	(69,639)	22,208

Cash flows from financing activities:
Proceeds from sale of shares of common stock and pre-funded warrants, net of expenses	56,183	—
Proceeds from exercise of Series A warrants into shares of common stock and pre-funded warrants, net of expenses	50,521	—
Proceeds from sales of shares of common stock under Cowen ATM program, net of expenses	10,490	—
Proceeds from exercise of options and employee stock purchase plan	667	28
Net cash provided by financing activities	117,861	28

Effect of exchange rates on cash, cash equivalents and restricted cash	(194)	—

Net increase (decrease) in cash, cash equivalents and restricted cash	658	(5,690)
Cash, cash equivalents and restricted cash, at beginning of period	15,084	28,232
Cash, cash equivalents and restricted cash, at end of period	$15,742	$22,542
See accompanying notes to these unaudited condensed consolidated financial statements

OVID THERAPEUTICS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – NATURE OF OPERATIONS
Ovid Therapeutics Inc. (the “Company”) was incorporated under the laws of the state of Delaware, commenced operations on April 1, 2014, and maintains its principal executive office in New York, New York. The Company is a biopharmaceutical company dedicated to pioneering better, gentler medicines for brain disorders with significant unmet need. The Company is currently focused on developing OV329, OV4071 and other undisclosed potential medicines.
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
The Company’s major sources of cash have been licensing revenue, proceeds from various public and private offerings of its capital stock, option exercises and interest income. As of September 30, 2026, the Company had $161.4 million in cash, cash equivalents and marketable securities. Since inception, the Company has generated its revenue primarily from the Company’s royalty, license and termination agreement (“RLT Agreement”) with Takeda Pharmaceutical Company Limited (“Takeda”). For most periods, the Company has incurred losses, has experienced negative operating cash flows and has required significant cash resources to execute its business plans, which the Company expects will continue for the foreseeable future. The Company had an accumulated deficit of $374.5 million as of September 30, 2026, working capital of $130.1 million and net cash used in operating activities of $47.4 million for the nine month period ended September 30, 2026. The Company recorded net losses of $52.8 million and $27.1 million, respectively, during the nine month periods ended September 30, 2026 and 2025, and expects to incur losses in subsequent periods for at least the next several years. The Company is highly dependent on its ability to find additional sources of funding through either equity offerings, debt financings, collaborations, strategic alliances, licensing agreements or a combination of any such transactions.
Management believes that the Company’s existing cash, cash equivalents and marketable securities as of September 30, 2026 will be sufficient to fund its current operations through at least 12 months from the date of the issuance of these unaudited interim condensed consolidated financial statements. Adequate additional funding may not be available to the Company on acceptable terms or at all. The failure to raise capital as and when needed will have a negative impact on the Company’s financial condition and ability to pursue its business strategy. If the Company is unable to raise capital on acceptable terms, the Company will be required to delay, reduce the scope of or eliminate research and development programs, or obtain funds through arrangements with collaborators or others that may require the Company to relinquish rights to certain drug candidates that the Company might otherwise seek to develop or commercialize independently.
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
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(A) Unaudited Interim Condensed Consolidated Financial Statements
The interim condensed consolidated balance sheet at September 30, 2026 and the condensed consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ equity for the three and nine month periods ended September 30, 2026 and 2025 are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and follow the requirements of the SEC for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by GAAP are condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of its financial information. The results of operations for the three and nine months ended September 30, 2026 and 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other future annual or interim period. The balance sheet as of December 31, 2025 included herein was derived from the audited financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K.
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
The following table summarizes the long-term equity investments, related adjustments and net carrying value:

(in thousands)	Initial Carrying Value	Fair Value Measurement Adjustments	Impairment Adjustments	Net Carrying Value for the Period Ended September 30, 2026
Gensaic	$5,132	$—	$—	$5,132
Graviton	10,000	26,829	—	36,829
NewCo	733	—	—	733
	$15,865	$26,829	$—	$42,694
No measurement adjustments and no impairments were recognized in the three and nine month periods ended September 30, 2026 and 2025.
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
The three levels of the fair value hierarchy are as follows:
•Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities. The Company’s Level 1 assets consisted of investments in a U.S. treasury money market fund of $10.5 million and $7.6 million as of September 30, 2026 and December 31, 2025, respectively.
•Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted prices of similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active). Level 2 includes financial instruments that are valued using models or other valuation methodologies. The Company’s Level 2 assets consisted of U.S. treasury bills, totaling $147.6 million as of September 30, 2026 and $82.3 million as of December 31, 2025.
•Level 3—Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when their fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. There were no Level 3 assets as of September 30, 2026 or December 31, 2025. The Company’s Level 3 liabilities consisted of a royalty monetization liability that was $0.9 million as of September 30, 2026 and immaterial as of December 31, 2025, due to the improbability that the program would be further developed into a commercial product.
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
In May 2026, NewCo was formed with an initial focus on commercializing soticlestat for use in patients with rare epileptic disorders. The Company entered into the Amended and Restated Royalty, License and Termination Agreement with NewCo (the “NewCo Agreement”), which, along with a concurrently executed agreement between Takeda and NewCo, together assign all of Ovid’s and all of Takeda’s intellectual property rights related to soticlestat to NewCo with the intention of commercializing soticlestat for use in patients with rare epileptic disorders. Concurrently, the Company entered into the Amended and Restated Purchase and Sale Agreement with Ligand (the “Amended Ligand Agreement”), which is described in more detail in Note 11. In May 2026, the Company used Level 3 inputs in a present value of probability-adjusted cash flows model which valued its royalty monetization liability at $0.9 million. The liability will be assessed each period for changes in fair value, with further adjustments recorded as other income (expense), net in the condensed consolidated statements of operations.
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
(N) Net Loss per Share
The rights and preferences of the non-voting Series A convertible preferred stock (“Series A Preferred Stock”) are negligible relative to common stock, therefore the Series A Preferred Stock is treated as in-substance common stock on an as-converted basis when allocating net loss to actual and in-substance shares of common stock. The Company applies the two-class method to allocate earnings between common stock, Series A Preferred Stock, and other securities deemed in-

substance common stock and participating securities, if any. Pre-funded warrants to purchase shares of common stock (the “Pre-Funded Warrants”) are included in the number of weighted-average shares of common stock outstanding for net loss per share calculations.
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
(O) Retirement Plan
The Company maintains a 401(k) retirement plan for its employees that is intended to qualify under Sections 401(a) and 501(a) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). The Company provides all active employees with a 100% matching contribution equal to 3% of an employee’s eligible deferred compensation and a 50% matching contribution on employee contributions that are between 3% and 5% of an employee’s eligible deferred compensation. These safe harbor contributions vest immediately. For the three month periods ended September 30, 2026 and 2025, the Company contributed $52,000 and $41,000, respectively. For the nine month periods ended September 30, 2026 and 2025, the Company contributed $172,000 and $162,000, respectively.
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
(R) Common and Pre-Funded Warrants
The Company has issued freestanding warrants to purchase shares of its common stock in connection with financing activities and accounts for them in accordance with applicable accounting guidance as either liabilities or as equity instruments depending on the specific terms of the underlying warrant agreements. The Company has issued Pre-

Funded Warrants in connection with financing activities and common warrant exercises and accounts for them as equity instruments in accordance with applicable accounting guidance.
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
NOTE 3 – CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES
The following tables summarize the fair value of cash, cash equivalents and marketable securities as well as gross unrealized holding gains and losses as of September 30, 2026 and December 31, 2025:

	September 30, 2026
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Cash	$3,324	$—	$—	$3,324
Cash equivalents	10,487	—	—	10,487
Marketable securities	148,262	—	(653)	147,609
Total cash, cash equivalents and marketable securities	$162,073	$—	$(653)	$161,420

	December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Cash	$516	$—	$—	$516
Cash equivalents	12,636	1	—	12,637
Marketable securities	77,315	—	(21)	77,294
Total cash, cash equivalents and marketable securities	$90,467	$1	$(21)	$90,447
The Company did not hold any securities that were in an unrealized loss position for more than 12 months as of September 30, 2026 and December 31, 2025.
There were no material realized gains or losses on available-for-sale securities during the three and nine months ended September 30, 2026 and 2025.

NOTE 4 – PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS
Property and equipment is summarized as follows:

(in thousands)	September 30, 2026	December 31, 2025
Furniture and equipment	$1,534	$1,534
Leasehold improvements	306	306
Less accumulated depreciation	(1,654)	(1,588)
Total property and equipment, net	$186	$252
Depreciation expense was $15,000 and $17,000 for the three months ended September 30, 2026 and 2025, respectively, and $66,000 and $165,000 for the nine months ended September 30, 2026 and 2025, respectively.
Intangible assets, net of accumulated amortization, were $0 as of September 30, 2026 and December 31, 2025. Amortization expense was $0 for the three month periods ended September 30, 2026 and 2025, and $0 and $91,000 for the nine months ended September 30, 2026 and 2025, respectively.
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
ROU asset and lease liabilities related to the Company’s operating lease are as follows:

(in thousands)	September 30, 2026	December 31, 2025
ROU asset, net	$10,656	$11,610
Current lease liability	1,511	1,433
Long-term lease liability	10,843	11,986
The components of operating lease cost for the three and nine months ended September 30, 2026 were as follows:

(in thousands)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Operating lease cost	$542	$542	$1,625	$1,625

Future minimum commitments under the non-cancelable operating lease are as follows:

(in thousands)
2026	$579
2027	2,316
2028	2,469
2029	2,469
2030	2,469
Thereafter	4,939
$15,241
NOTE 6 – ACCRUED EXPENSES
Accrued expenses consist of the following:

(in thousands)	September 30, 2026	December 31, 2025
Payroll and bonus accrual	$2,466	$3,106
Research and development accrual	1,170	1,191
Professional fees accrual	670	350
Accrued taxes	129	142
Other	56	110
Total	$4,491	$4,899
NOTE 7 – STOCKHOLDERS’ EQUITY
The Company’s capital structure consists of common stock and preferred stock. Pursuant to the Company’s amended and restated certificate of incorporation, as amended, the Company is authorized to issue up to 315,000,000 shares of common stock and 10,000,000 shares of preferred stock. The Company has designated (i) 10,000 of the authorized shares of preferred stock as non-voting Series A convertible preferred stock (“Series A Preferred Stock”), and (ii) 57,722 of the authorized shares of preferred stock as non-voting Series B convertible preferred stock (“Series B Preferred Stock”). There were no shares of Series A Preferred Stock or Series B Preferred Stock issued and outstanding as of September 30, 2026 and December 31, 2025.
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
Each share of Series B Preferred Stock converted into 1,000 shares of common stock upon receipt of stockholder approval at the Special Meeting. At September 30, 2026, there were no outstanding shares of Series B Preferred Stock.
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
The Series B Warrants expire on October 6, 2030. In the event that the closing price of the Company’s common stock equals or exceeds 300% of the Exercise Price (subject to customary adjustments) for 20 of any 30 consecutive trading days, the Company may elect to require exercise of the Series B Warrant for cash. In the event that beneficial ownership limitations prevent the exercise of all or a portion of the Series B Warrants held thereby upon any such mandatory exercise demand, such Investor will purchase shares of common stock up to the specified limit and, for the remainder, purchase Pre-Funded Warrants. The Series B Warrants are entitled to dividends on an as-converted basis if and when dividends are paid to common stock, therefore the Series B Warrants meet the definition of participating securities for the purpose of computing earnings per share. As of September 30, 2026, all Series B Warrants were exercisable and outstanding.
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
Warrant and Pre-Funded Warrant Activity
The following table summarizes the number of Warrants and Pre-Funded Warrants outstanding as of September 30, 2026, the weighted average exercise price, and the aggregate intrinsic value:

	Series A and Series B Warrants	Pre-Funded Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2025	67,342,325		$1.40	$15,489
Pre-Funded Warrants purchased in 2026 Private Placement	—	10,701,710	0.001	28,777
Series A Warrants exercised into common stock	(33,597,860)	—	—	—
Series A Warrants exercised into Pre-Funded Warrants	(4,883,465)	4,883,465	0.001	13,132
Outstanding, September 30, 2026	28,861,000	15,585,175	$0.91	$79,139
At-the-Market Offering Program
In November 2023, the Company filed a shelf registration statement on Form S-3 (Registration No. 333-275307) that allows it to sell up to an aggregate of $250.0 million of its common stock, preferred stock, convertible debt securities and/or warrants, which includes a prospectus covering the issuance and sale of up to $75.0 million of common stock pursuant to its at-the-market (“ATM”) program with Cowen and Company, LLC (the “Cowen ATM program”). During the nine months ended September 30, 2026, the Company sold 5.0 million shares through the Cowen ATM program for net proceeds of approximately $10.5 million, after deducting sales agent fees and other offering expenses. As of September 30, 2026, the Company had approximately $64.3 million available under the Cowen ATM program.
Dividends
Through September 30, 2026, the Company has not declared any dividends. No dividends on the common stock shall be declared and paid unless dividends on the preferred stock have been declared and paid.
NOTE 8 – STOCK-BASED COMPENSATION
The Company’s Board of Directors adopted, and the Company’s stockholders approved, the 2017 Equity Incentive Plan (“2017 Plan”), which became effective on May 4, 2017. The initial reserve of shares of common stock issuable under the 2017 Plan was 3,052,059 shares. The 2017 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, RSU awards, stock appreciation rights, performance-based stock awards, and other forms of stock-based awards. Additionally, the 2017 Plan provides for the grant of performance cash awards. The Company’s employees, officers, directors, consultants and advisors are eligible to receive awards under the 2017 Plan. Following the adoption of the 2017 Plan, no further awards will be granted under the Company’s prior plan. Pursuant to the terms of the 2017 Plan, on each January 1st, the plan limit shall be increased by the lesser of (x) 5% of the number of shares of common stock outstanding as of the immediately preceding December 31 and (y) such lesser number as the Board of Directors may determine at its discretion. On January 1, 2026, 6,509,217 additional shares were reserved for issuance under the 2017 Plan. As of September 30, 2026, there were 4,818,602 shares of the Company’s common stock reserved and available for issuance under the 2017 Plan.
The Company’s Board of Directors adopted, and the Company’s stockholders approved, the 2017 Employee Stock Purchase Plan (“2017 ESPP”), which became effective on May 4, 2017. The initial reserve of shares of common stock issuable under the 2017 ESPP was 279,069 shares. The 2017 ESPP allows employees to purchase common stock of the Company at a 15% discount to the market price on designated semi-annual purchase dates. During the three months ended September 30, 2026 and 2025, 21,922 and 42,467 shares were purchased under the 2017 ESPP, and the Company recorded expense of $13,000 and $3,000, respectively. During the nine months ended September 30, 2026 and 2025, 54,937 and 76,976 shares were purchased under the 2017 ESPP, respectively, and the Company recorded expense of $35,000 and $29,000, respectively. The number of shares of common stock reserved for issuance under the 2017 ESPP automatically increases on January 1 of each year, beginning on January 1, 2018 and continuing through and including January 1, 2027, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (ii) 550,000 shares or (iii) such lesser number of shares determined by the Board of Directors. The Board of Directors acted prior to each of January 1, 2026 and January 1, 2025 to provide that there be no increase in the number of shares reserved for issuance under the 2017 ESPP on either such date. As of September 30, 2026, there were 151,083 shares of the Company’s common stock reserved and available for issuance under the 2017 ESPP.
The Company’s Board of Directors adopted, and the Company’s stockholders approved, the 2014 Equity Incentive Plan (“2014 Plan”), which authorized the Company to grant shares of common stock in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and RSUs. The 2014 Plan was terminated as to future awards in May 2017, although it continues to govern the terms of options that remain outstanding under the 2014 Plan. No additional stock awards will be granted under the 2014 Plan, and all outstanding stock awards granted under the 2014 Plan that are repurchased, forfeited, expire or are cancelled will become available for grant under the 2017 Plan in accordance with its terms. As of September 30, 2026, options to purchase 299,165 shares of common stock were outstanding under the 2014 Plan.
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
The fair value of options granted during the three and nine month periods ended September 30, 2026 and 2025 was estimated using the Black-Scholes option valuation model. The inputs for the Black-Scholes option valuation model require assumptions that are detailed in the table below. The risk-free interest rates are based on the rate for U.S. treasury securities at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected life is based on the simplified method in accordance with the SEC Staff Accounting Bulletin No. Topic 14D. The expected volatility is estimated based on the Company’s published historical stock prices.
The Company granted 855,000 and 0 stock options during the three months ended September 30, 2026 and 2025, respectively. The Company granted 7,790,750 and 3,675,900 stock options during the nine months ended September 30, 2026 and 2025, respectively. There were 10,619,275 and 6,746,927 unvested options outstanding as of September 30, 2026 and 2025, respectively. During the three and nine months ended September 30, 2026 and 2025, the Company had no outstanding performance-based option awards and did not record any related expense in those periods.
The Company granted 50,000 and 0 RSU awards during the three months ended September 30, 2026 and 2025, respectively. The Company granted 492,320 and 249,201 RSU awards during the nine months ended September 30, 2026 and 2025, respectively. The RSUs vest in equal installments over three years on the grant date anniversary. During the three and nine month periods ended September 30, 2026, 10,987 and 153,065 RSUs were released, respectively. At September 30, 2026 and 2025, there were 724,860 and 341,955 RSUs outstanding, respectively. At September 30, 2026, there was $0.9 million of unrecognized stock–based compensation expense related to RSUs, which is expected to be recognized over a remaining average vesting period of 1.93 years.
The Company’s stock-based compensation expense was recognized in operating expenses as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Research and development	$520	$331	$1,241	$1,108
General and administrative	756	777	2,511	2,504
Total	$1,276	$1,108	$3,752	$3,612

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Stock options and RSUs	$1,263	$1,105	$3,718	$3,583
Employee Stock Purchase Plan	13	3	34	29
Total	$1,276	$1,108	$3,752	$3,612
The fair value of options granted during the three and nine months ended September 30, 2026 and 2025 was estimated utilizing the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	Weighted Average	Weighted Average	Weighted Average	Weighted Average
Volatility	96.91%	N/A	98.85%	96.76%
Expected term in years	6.03	N/A	6.03	6.01
Dividend rate	—%	N/A	—%	—%
Risk-free interest rate	4.44%	N/A	3.57%	4.35%
Fair value of option on grant date	$1.99	N/A	$1.52	$0.47
The following table summarizes the number of options outstanding and the weighted average exercise price:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding December 31, 2025	17,613,352	$2.68	6.56	$5,332
Vested and exercisable at December 31, 2025	11,042,865	3.49	5.25	$1
Granted	7,790,750	1.89
Exercised	(576,460)	1.05
Forfeited or expired	(1,907,567)	4.44
Options outstanding September 30, 2026	22,920,075	2.35	7.38	$14,549
Vested and exercisable at September 30, 2026	12,300,800	$2.91	5.91	$5,327
At September 30, 2026, there was $10.2 million of unrecognized stock–based compensation expense related to stock option grants, which is expected to be recognized over a remaining average vesting period of 2.8 years.

NOTE 9 – INCOME TAXES
The Company’s interim income tax provision consists of U.S. federal and state income taxes based on the estimated annual effective tax rate that the Company expects for the full year together with the tax effect of discrete items. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of September 30, 2026, the Company was in a pre-tax loss position and is anticipated to remain so throughout the year. For the three and nine months ended September 30, 2026 and 2025, the Company did not record any tax benefit or expense.
In assessing the realizability of deferred tax assets, management evaluates whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. Management assesses all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, prior earnings history, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Significant weight is given to positive and negative evidence that is objectively verifiable. Based on these factors, including cumulative losses in recent years, the Company continues to maintain a full valuation allowance against its net deferred tax assets as of September 30, 2026.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant changes, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to certain aspects of the international tax framework and the restoration of favorable tax treatment for certain business expense provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA did not have a material impact on the Company’s interim condensed consolidated financial statements for the three and nine month periods ended September 30, 2026, and the Company does not expect the OBBBA to have a material impact on the Company’s provision for income taxes or net income (loss) in future periods.
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
The Company did not incur any licensing expenses under the Northwestern Agreement during the three and nine months ended September 30, 2026 and 2025.
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
The Company shall reimburse Gensaic for its research costs related to the specific research plan for PDP products identified. The research plan and budget shall be mutually agreed upon by the parties and shall not exceed $3.0 million in any research year. The Company will record these reimbursement payments as research and development costs in the period the research costs are incurred. In May 2023, the Company identified a lead PDP candidate for further research and provided $3.5 million to Gensaic to support the approved research plan and budget. The amount is expensed as the research and development occurs with the remaining amount included in prepaid expenses and other current assets in the condensed consolidated balance sheets. As of September 30, 2026 and December 31, 2025, $1.0 million remained in prepaid expenses and other current assets. No expense was recognized in the three and nine months ended September 30, 2026 and 2025.
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
In January 2026, the Company and Gensaic executed an amendment which provided, among other changes to the original agreement, (a) the ability for the Company to apply the remaining prepaid research balance of $1.0 million to a new research project that may or may not be limited to PDP products and (b) provide an option at the end of the research project to enter into exclusive negotiations to enter into a license and development agreement with associated compensation. Any newly negotiated license and development agreement and compensation would supersede the original milestone and royalty schedules. In the three and nine months ended September 30, 2026, no additional research activities had been performed.
As of September 30, 2026, none of the above described contingent payments were considered probable.
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
During the three and nine month periods ended September 30, 2026 and 2025, no income or expense was recognized pursuant to the RLT Agreement. In June 2024, Takeda issued a press release indicating that the soticlestat trials missed their primary endpoints and noted, while Takeda would discuss the program with FDA, Takeda had fully impaired the asset representing soticlestat. In January 2025, Takeda announced the discontinuation of the program and the Company reduced the royalty monetization liability due to Ligand to zero. In May 2026, Takeda transferred all intellectual property rights to soticlestat to NewCo (see below), concurrent with the Company assigning its intellectual property rights to NewCo.
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
In May 2026, the Company recorded a $0.9 million royalty monetization liability, representing the estimated fair value using Level 3 inputs in a present value of probability-adjusted cash flow model. The liability was recorded to long-term liabilities in the condensed consolidated balance sheets, and the associated loss was recorded in other income (expense), net in the condensed consolidated statements of operations. There was no change in the estimated fair value of the royalty monetization liability in the three months ended September 30, 2026.
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
NOTE 12 – RELATED PARTY TRANSACTIONS
In March 2021, the Company entered into the RLT Agreement with Takeda. For a description of the RLT Agreement, see Note 11.
In the 2025 Private Placement, Dr. Levin, the Company’s Executive Chair, purchased 71 shares of Series B Preferred Stock, 47,333 Series A Warrants, and 35,500 Series B Warrants for an aggregate purchase price of approximately $99,000. On March 24, 2026, Dr. Levin exercised Series A Warrants to purchase 47,333 shares of common stock for a purchase price of $66,266. For additional information on the 2025 Private Placement, see Note 7.
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
NOTE 13 – NET LOSS PER SHARE
The basic and diluted net loss per common share is presented in conformity with the two-class method required for participating securities and multiple classes of shares. The Company considers its preferred stock to be in-substance common stock (see Note 2) and reflects it as a class of common stock for purposes of calculating net loss per share. While there were no shares of Series A Preferred Stock outstanding at September 30, 2026 and December 31, 2025, the conversion of the Series A Preferred Stock occurred in December 2025 and the weighted average shares outstanding for previous applicable periods are used in calculating net loss per share. The Series B Preferred Stock and the Warrants are participating securities. The Pre-Funded Warrants are included in the calculation of weighted average shares outstanding due to their nominal exercise price.
Diluted net loss per common share is equivalent to the basic net loss per common share due to the exclusion of outstanding stock options, convertible preferred stock not considered in-substance common stock, outstanding common warrants (excluding Pre-Funded Warrants) and unvested RSUs because the inclusion of these securities would result in an anti-dilutive effect on per common share amounts.

The following table summarizes the calculation of basic and diluted net loss per share:

	For the Three Months Ended September 30, 2026		For the Three Months Ended September 30, 2025
(in thousands, except share and per share data)	Series A Preferred Stock	Common Stock	Series A Preferred Stock	Common Stock
Net loss per share, basic and diluted:
Allocation of net loss	$—	$(20,780)	$(210)	$(11,948)
Weighted average shares outstanding, basic and diluted	—	203,021,564	1,250	71,114,181
Net loss per share, basic and diluted	$—	$(0.10)	$(168.01)	$(0.17)

	For the Nine Months Ended September 30, 2026		For the Nine Months Ended September 30, 2025
(in thousands, except share and per share data)	Series A Preferred Stock	Common Stock	Series A Preferred Stock	Common Stock
Net loss per share, basic and diluted:
Allocation of net loss	$—	$(52,777)	$(468)	$(26,609)
Weighted average shares outstanding, basic and diluted	—	178,958,195	1,250	71,090,052
Net loss per share, basic and diluted	$—	$(0.29)	$(374.30)	$(0.37)
The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	For the Period Ended
	September 30, 2026	December 31, 2025
Stock options to purchase common stock	22,920,075	17,613,352
Common stock issuable upon exercise of Series A Warrants	—	38,481,325
Common stock issuable upon exercise of Series B Warrants	28,861,000	28,861,000
Unvested RSUs	724,860	420,080
	52,505,935	85,375,757
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

The following tables summarize the Company’s segment information as presented to the CODM for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Revenue	$—	$132	$735	$6,534
Payroll and payroll-related expenses	2,781	1,778	6,946	5,417
Direct program expenses
OV329	6,564	1,607	15,437	4,063
OV4071	3,751	—	7,297	—
KCC2 library	692	1,573	3,406	6,980
OV888 (GV101)	—	—	—	(224)
Other programs	590	304	938	998
Total direct program expenses	11,597	3,485	27,078	11,818
Other research and development expenses	1,317	607	2,809	1,758
Total research and development expenses	15,695	5,870	36,833	18,993
Payroll and payroll-related expenses	2,731	2,045	7,584	7,424
Legal and professional fees	2,084	3,593	7,045	6,322
General office expenses	1,854	1,147	5,180	3,941
Total general and administrative expenses	6,669	6,785	19,809	17,687
Total operating expenses	22,364	12,655	56,642	36,680
Operating loss	(22,364)	(12,523)	(55,907)	(30,146)
Other income (expense), net	1,584	365	3,130	3,069
Net loss	$(20,780)	$(12,158)	$(52,777)	$(27,077)
The program expense for OV888 (GV101) is negative for the nine month period ended September 30, 2025 because the Company recognized a contra-expense upon settlement of the amounts due to its collaboration partner on reversal of an immaterial accrual estimate on final determination of amounts owed.
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
Other significant segment information includes:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Stock-based compensation expense	1,276	1,108	3,752	3,612
Interest/accretion income on securities	1,495	303	3,791	1,179
Severance expense	684	47	893	482
Gain from recovery of fraudulent funds transfer	—	—	—	1,800
Depreciation and amortization	15	17	66	256
NOTE 15 – SUBSEQUENT EVENT
Effective November 9, 2026, the Company and Cowen and Company, LLC mutually terminated the sales agreement related to the Cowen ATM program (the “Cowen Sales Agreement”). The termination of the Cowen Sales

Agreement terminated any future sales of common stock pursuant to the prospectus included in the Company’s shelf registration statement on Form S-3 (Registration No. 333-275307).
On November 9, 2026, the Company entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. (the “Cantor Sales Agreement”), pursuant to which the Company may sell from time to time, at its option, shares of its common stock in connection with a $75.0 million ATM facility. The issuance and sale, if any, of common stock by the Company under the Cantor Sales Agreement will be made pursuant to a prospectus that will be filed under a universal shelf registration statement on Form S-3, which the Company expects to file with the SEC on November 10, 2026, once declared effective by the SEC.

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
Our team has significant experience with and understanding of epilepsies and other neurological conditions, and we continue to gain insight into the ways the different molecular mechanisms and pathways underlying these disorders impact the symptoms patients experience. We have developed a differentiated pipeline of drug candidates containing novel mechanisms of action (“MoAs”) to target seizures and other central nervous system conditions and believe we are the only company that holds a portfolio of direct activators of potassium-chloride cotransporter 2 (“KCC2”). Two of our programs are currently in clinical trials, and others are planned to advance into the clinic. We are initially pursuing therapeutic drug candidates for the potential treatment of drug-resistant focal epilepsy (“FE”), tuberous sclerosis complex (“TSC”)-associated seizures, infantile spasms (“IS”) and other developmental and epileptic encephalopathies (“DEEs”), psychosis associated with Parkinson’s disease and Lewy body dementia (“LBD”) and schizophrenia. If successfully developed and marketed to treat these conditions, we intend to explore these drug candidates for broader neurologic and neuropsychiatric indications. Our cohesive focus on brain disorders with significant unmet need reinforces our belief that we can develop and produce multiple novel medicines, scale our infrastructure, positively impact patients’ lives and create long-term stockholder value.
We are currently advancing two clinical-stage programs, OV329 and OV4071, through multiple studies designed to evaluate their safety, tolerability, pharmacology and potential therapeutic effects for high-value neurological and neuropsychiatric indications.
OV329, our next-generation GABA-aminotransferase (“GABA-AT”) inhibitor, is being evaluated in a global Phase 2, randomized, placebo-controlled study in patients with drug-resistant FE, as well as an exploratory photosensitivity study designed to assess anticonvulsant activity and further inform dose selection. We are also advancing a pediatric formulation of OV329 to support clinical development in DEEs, initially TSC-associated seizures, with a subsequent study planned in IS.
OV4071, our lead oral direct KCC2 activator, is advancing through a Phase 1 clinical study in healthy volunteers designed to characterize its safety, tolerability and pharmacokinetic profile. We also plan to evaluate OV4071 in a ketamine challenge study to assess pharmacodynamic effects and biomarkers relevant to psychosis, supporting its potential development for psychoses associated with Parkinson’s disease and LBD, schizophrenia and other neuropsychiatric and neurodegenerative conditions.
Together, these clinical studies are intended to generate data to inform dose selection, evaluate clinical activity and guide subsequent stages of development across our pipeline.

Pipeline
The following chart sets forth the status and mechanism of action of our drug candidates:
Background
Since our inception in April 2014, we have devoted substantially all of our efforts to business development, research and development, recruiting management and technical staff, and raising capital. Our major sources of cash have been licensing revenue, proceeds from various public and private offerings of our capital stock, option exercises and interest income. During the nine month periods ended September 30, 2026 and 2025, we recorded $0.7 million and $6.5 million of royalty revenue, respectively. We recorded net losses of $52.8 million and $27.1 million, respectively, during the nine month periods ended September 30, 2026 and 2025. Through September 30, 2026, we had raised net proceeds of $467.7 million from the sale of our capital stock, including $75.1 million from a private placement completed in October 2025 and $56.2 million from a private placement in March 2026. As of September 30, 2026, we had $161.4 million in cash, cash equivalents and marketable securities, working capital of $130.1 million, and an accumulated deficit of $374.5 million. Management believes our cash, cash equivalents and marketable securities as of September 30, 2026, will be sufficient to fund our current operating plans for at least the next 12 months from the issuance of the financial statements contained in this Quarterly Report on Form 10-Q.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2026 and 2025
The following table summarizes the results of our operations for the periods indicated:

(in thousands)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Change $
Revenue:
License and other revenue	$—	$132	$(132)
Total revenue	—	132	(132)
Operating expenses:
Research and development	15,695	5,870	9,825
General and administrative	6,669	6,785	(116)
Total operating expenses	22,364	12,655	9,709
Loss from operations	(22,364)	(12,523)	(9,841)
Other income (expense), net	1,584	365	1,219
Loss before provision for income taxes	(20,780)	(12,158)	(8,622)
Provision for income taxes	—	—	—
Net loss	$(20,780)	$(12,158)	$(8,622)
Revenue
No revenue was recognized in the three months ended September 30, 2026, compared to $0.1 million for the same period in 2025, which related to our royalty and licensing agreements with Marinus and Immedica (see Note 11 to our condensed consolidated financial statements).
Research and Development Expenses

(in thousands)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Change $
Preclinical and clinical development expenses	$11,597	$3,485	$8,113
Payroll and payroll-related expenses	2,781	1,778	1,003
Other expenses	1,317	607	710
Total research and development	$15,695	$5,870	$9,826
During the three months ended September 30, 2026, research and development expenses were $15.7 million, compared to $5.9 million for the same period in 2025, representing an increase of $9.8 million, which related primarily to the preclinical, regulatory, clinical supply, development and clinical activity of our lead programs, OV329 and OV4071.
General and Administrative Expenses

(in thousands)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Change $
Payroll and payroll-related expenses	$2,731	$2,045	$686
Legal and professional fees	2,084	3,593	(1,509)
General office expenses	1,854	1,147	707
Total general and administrative	$6,669	$6,785	$(116)

General and administrative expenses were $6.7 million and $6.8 million for the three months ended September 30, 2026 and 2025, respectively. The $0.1 million decrease in general and administrative expenses is primarily due to reduced accounting and audit, legal, business development and other professional fees, offset by increased severance expense.
Other Income (Expense), net
Other income (expense), net, for the three months ended September 30, 2026 and 2025 were gains of $1.6 million and $0.4 million, respectively. Items reflected in other income (expense), net, in both periods were primarily interest income and accretion on U.S. treasury investments.
Comparison of the Nine Months Ended September 30, 2026 and 2025
The following table summarizes the results of our operations for the periods indicated:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	Change $
	(in thousands)
Revenue:
License and other revenue	$735	$6,534	$(5,799)
Total revenue	735	6,534	(5,799)
Operating expenses:
Research and development	36,833	18,993	17,840
General and administrative	19,809	17,687	2,122
Total operating expenses	56,642	36,680	19,962
Loss from operations	(55,907)	(30,146)	(25,761)
Other income (expense), net	3,130	3,069	61
Loss before provision for income taxes	(52,777)	(27,077)	(25,700)
Provision for income taxes	—	—	—
Net loss	$(52,777)	$(27,077)	$(25,700)
Revenue
Revenue of $0.7 million was generated in the nine months ended September 30, 2026, which related to the licensing agreement with NewCo, compared to revenue of $6.5 million recognized for the same period in 2025, which related to our royalty and licensing agreements with Marinus and Immedica (see Note 11 to our condensed consolidated financial statements).
Research and Development Expenses

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	Change $
	(in thousands)
Preclinical and clinical development expenses	$27,078	$11,818	$15,260
Payroll and payroll-related expenses	6,946	5,417	1,529
Other expenses	2,809	1,758	1,051
Total research and development	$36,833	$18,993	$17,840
During the nine months ended September 30, 2026, research and development expenses were $36.8 million compared to $19.0 million for the same period in 2025. The increase of $17.8 million was primarily due to preclinical, regulatory, clinical supply and clinical costs incurred in advancing lead programs OV329 and OV4071.

General and Administrative Expenses

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	Change $
	(in thousands)
Payroll and payroll-related expenses	$7,584	$7,424	$160
Legal and professional fees	7,045	6,322	723
General office expenses	5,180	3,941	1,239
Total general and administrative	$19,809	$17,687	$2,122
General and administrative expenses were $19.8 million for the nine months ended September 30, 2026 compared to $17.7 million for the same period in 2025. The increase of $2.1 million was primarily due to severance expense, recruiting expenses, and assessed New York City rental tax.
Other Income (Expense), net
Other income (expense), net for each of the nine months ended September 30, 2026 and 2025 was $3.1 million which consist primarily of interest and accretion income on marketable securities, offset by unrealized loss on adjustment to fair value of the royalty monetization liability for the nine months ended September 30, 2026.
Liquidity and Capital Resources
Overview
As of September 30, 2026, we had total cash, cash equivalents and marketable securities of $161.4 million. We believe that our cash, cash equivalents and marketable securities as of September 30, 2026 will be sufficient to fund our current operating plans through at least the next 12 months from the issuance of the financial statements contained in this Quarterly Report on Form 10-Q.
Similar to other development-stage biotechnology companies, we have generated limited revenue. We have incurred losses and experienced negative operating cash flows in most periods since our inception. We recorded net losses of $52.8 million and $27.1 million, respectively, during the nine month periods ended September 30, 2026 and 2025, had an accumulated deficit of $374.5 million and working capital of $130.1 million as of September 30, 2026, and expect to incur losses for at least the next several years.
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
At-the-Market Offering Program
Effective November 9, 2026, we mutually terminated the sales agreement with Cowen and Company, LLC (the “Cowen Sales Agreement”) related to our at-the-market (“ATM”) program (the “Cowen ATM program”) covering the issuance and sale of up to $75.0 million of common stock. During the nine months ended September 30, 2026, we sold 5.0 million shares through the Cowen ATM program for net proceeds of approximately $10.5 million, after deducting sales agent fees and other offering expenses. The termination of the Cowen Sales Agreement terminated any future sales of common stock pursuant to the prospectus included in our shelf registration statement on Form S-3 (Registration No. 333-275307).
On November 9, 2026, we entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. (the “Cantor Sales Agreement”), pursuant to which we may sell from time to time, at our option, shares of common stock in connection with a $75.0 million ATM facility. The issuance and sale, if any, of common stock under the Cantor Sales Agreement will be made pursuant to a prospectus that will be filed under a universal shelf registration statement on Form S-3, which the Company expects to file with the SEC on November 10, 2026, once declared effective by the SEC.
Future Funding Requirements
We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for, our product candidates and advance our other programs. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, clinical trial costs, legal and other regulatory expenses and general overhead costs. We have based our estimates on assumptions that may prove to be incorrect, and we could use our capital resources sooner than we currently expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials stands uncertain. We cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability.
As of September 30, 2026, we had no material long-term debt and no material non-cancelable purchase commitments with service providers, as we have generally contracted on a cancellable, purchase order basis. We cannot estimate whether we will receive or the timing of any potential contingent payments upon the achievement by us of clinical, regulatory and commercial events, as applicable. In addition, we cannot estimate the timing of any potential royalty payments that we may be required to make under license agreements we have entered into with various entities pursuant to which we have in-licensed certain intellectual property as contractual obligations or commitments, including agreements with AstraZeneca and Northwestern. Pursuant to these license agreements, we have agreed to make milestone payments up to an aggregate of $279.3 million upon the achievement of certain development, regulatory and sales milestones. We excluded these contingent payments from the condensed consolidated financial statements, given that the timing, probability, and amount, if any, of such payments cannot be reasonably estimated at this time.
In September 2021, we entered into a 10-year lease agreement for our corporate headquarters in New York, New York. The lease provides for monthly rental payments over the lease term. The base rent under the lease is currently $2.3 million per year. Payment obligations under the lease agreement include $2.3 million in the 12 months subsequent to September 30, 2026 and $15.2 million over the remaining term of the agreement. For additional information see Note 5 to our condensed consolidated financial statements under the heading “Leases.”
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

(in thousands)	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Net cash (used in) provided by:
Operating activities	$(47,370)	$(27,926)
Investing activities	(69,639)	22,208
Financing activities	117,861	28
Effect of exchange rates on cash, cash equivalents and restricted cash	(194)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$658	$(5,690)
Net Cash Used In Operating Activities
Net cash used in operating activities was $47.4 million for the nine months ended September 30, 2026, which consisted primarily of net loss of $52.8 million offset by $3.8 million of noncash stock-based compensation expense. Net cash used in operating activities was $27.9 million for the nine months ended September 30, 2025, which primarily consisted of net loss of $27.1 million, offset by the netting effects of changes in accounts payable and accrued expenses and noncash stock-based compensation expense.
Net Cash (Used In) Provided By Investing Activities
Net cash used in investing activities was $69.6 million for the nine months ended September 30, 2026, and net cash provided by investing activities was $22.2 million for the same period in 2025, both of which were due to activity between purchases and sales/maturity of marketable securities during the periods.
Net Cash Provided By Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2026 resulted primarily from the March 2026 private placement, exercises of Series A warrants and the sale of common stock under our Cowen ATM program. For the same period in 2025, cash provided from financing activities resulted solely from proceeds from the exercise of stock options and purchases under the employee stock purchase plan.
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
During the three and nine month periods ended September 30, 2026, there were no material changes to our critical accounting policies or estimates as reported for the year ended December 31, 2025 as part of our Annual Report on Form 10-K, which was filed with the SEC on March 18, 2026, except for the updates to the probability-adjusted value of the royalty monetization liability described in Note 2 (J) of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. In addition, see Note 2 of our condensed consolidated financial statements under the heading “Recent Accounting Pronouncements” for new accounting pronouncements or changes to the accounting pronouncements during the three and nine months ended September 30, 2026.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The primary objectives of our investment activities are to ensure liquidity and to preserve capital. As of September 30, 2026, we had cash, cash equivalents and marketable securities totaling $161.4 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in institutional market funds that are comprised of U.S. treasury and U.S. treasury-backed repurchase agreements as well as treasury notes and high quality short-term corporate bonds.
Item 4. Controls and Procedures
Management’s Evaluation of our Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
As of September 30, 2026, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2026, our disclosure controls and procedures were effective.
Management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with GAAP.
Changes in Internal Control over Financial Reporting
There have been no changes in internal controls over financial reporting during our most recent quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our operations have consumed substantial amounts of cash since our inception. As of September 30, 2026, our cash, cash equivalents and marketable securities were $161.4 million and we had an accumulated deficit of $374.5 million. We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our operating and capital expenditure requirements through at least 12 months from the issuance of our unaudited interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. However, our operating plans may change because of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.
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
We have historically incurred significant operating losses. Our net loss for the quarter ended September 30, 2026 was $20.8 million and we had an accumulated deficit of $374.5 million as of that date. We expect to incur operating losses in the future. Since inception, we have devoted substantially all of our efforts to business development, research and development, recruiting management and technical staff and raising capital.
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
Market acceptance and sales of any drug candidates that we commercialize, if approved, will depend in part on the extent to which coverage and adequate reimbursement for these drugs and related treatments will be available from third-party payors, including government health administration authorities, managed care organizations and other private health insurers. Third-party payors decide which therapies they will pay for and establish reimbursement levels. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for any drug candidates that we develop will be made on a payor-by-payor basis. One third-party payor’s determination to provide coverage for a drug does not assure that other payors will also provide coverage, and adequate reimbursement, for the drug. Additionally, a third-party payor’s decision to provide coverage for a therapy does not imply that an adequate reimbursement rate will be approved. Each third-party payor determines whether or not it will provide coverage for a therapy, what amount it will pay the manufacturer for the therapy, and on what tier of its formulary it will be placed. The position on a third-party payor’s list of covered drugs, or formulary, generally determines the co-payment that a patient will need to make to obtain the therapy and can strongly influence the adoption of such therapy by patients and physicians. Patients who are prescribed treatments for their conditions and providers prescribing such services generally rely on third-

party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our drugs unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our drugs.
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
The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, the CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with certain pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for certain pharmaceutical products; (3) imposing tariffs on certain imported pharmaceutical products; and (4) as part of the MAHA Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on PBM payment methodologies, among other things. The administration is also pursuing other Most-Favored Nation drug pricing for certain prescription drugs. As part of these initiatives, the administration is implementing or considering various CMS Center for Medicare and Medicaid Innovation models, under which manufacturers may owe rebates for certain prescription drugs under Medicaid or Medicare if the price of a drug included in an applicable model exceeds an international benchmark calculated based on prices available in certain reference countries. These include the finalized Global Benchmark for Efficient Drug Pricing (“GLOBE”) Model for certain Medicare Part B drugs; and the proposed Guarding United States Medicare Against Rising Drug Costs (“GUARD”) Model for certain Medicare Part D drugs, among others. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, in Loper Bright Enterprises v. Raimondo, the United States Supreme Court greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.
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
For the three months ended September 30, 2026, we recorded no U.S. federal or state income tax provision, based on a pre-tax loss of $20.8 million. As of December 31, 2025, we had available $214.9 million of unused NOL carryforwards for U.S. federal income tax purposes, $202.7 million of unused NOL carryforwards for New York and other state income tax purposes, and $163.8 million of unused NOL carryforwards for New York City income tax purposes that may be applied against future taxable income. Our NOL carryforwards are significantly limited such that even if we achieve profitability in future periods, we may not be able to utilize most of the NOL carryforwards, which could have a material adverse effect on cash flow and results of operations.
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
Social media platforms and AI-based platforms present new risks and challenges to our business.
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
The market price of our common stock has been and likely will remain volatile. For example, during the nine months ended September 30, 2026, the closing price of our common stock on the Nasdaq Capital Market ranged from $1.42 per share to $2.96 per share. In addition, the stock market in general and the market for biopharmaceutical or pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to new or ongoing public health crises or other inflationary factors, may negatively affect the market price of our common stock, regardless of our actual operating performance. As a result of this volatility, stockholders may lose all or part of their investment in our common stock since they may be unable to sell their shares at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:
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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant influence control over matters subject to stockholder approval.
As of September 30, 2026, our executive officers, directors and stockholders of more than 5% of our capital stock and their respective affiliates, beneficially owned approximately 50.2% of our outstanding common stock. As a result, these stockholders will continue to have a significant influence over all matters requiring stockholder approval.
For example, these stockholders may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.
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

Item 5. Other Information
Director and Officer Trading Arrangements
During the three months ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.3	Form of Series A Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-38085), filed with the Commission on October 3, 2025).

4.4	Form of Series B Warrant (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-38085), filed with the Commission on October 3, 2025).

4.5	Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K (File No. 001-38085), filed with the Commission on March 18, 2026).

10.1*^	Employment Agreement between the Company and Charles R. Carter, dated October 24, 2024.

10.2*	Consulting Agreement between the Company and Jeffrey Rona, dated July 6, 2026.

10.3*	Separation and Release Agreement between the Company and Jeffrey Rona, dated July 5, 2026.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page formatted as Inline XBRL and contained within Exhibit 101
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

^    Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVID THERAPEUTICS INC.

Date: November 10, 2026	By:	/s/ Margaret Alexander
Margaret Alexander
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 10, 2026	By:	/s/ Charles Carter
Charles Carter
Chief Financial Officer (Principal Financial and Accounting Officer)